Form 10-Q
period 2017-09-30
Restoration Robotics, Inc.
filed 2017-11-21
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38238

Restoration Robotics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1681204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
128 Baytech Drive San Jose, CA	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 883-6888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2017, the registrant had 28,930,095 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESTORATION ROBOTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,769	$11,906
Accounts receivable	3,222	2,481
Inventory	2,677	2,742
Prepaid expenses and other current assets	858	810
Total current assets	12,526	17,939
Property and equipment, net	1,189	1,459
Other assets	2,323	100
TOTAL ASSETS	$16,038	$19,498
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,934	$1,740
Accrued and other liabilities	2,997	2,438
Deferred revenue	1,437	1,423
Current portion of long-term debt, net of discount of $340 and $551 as of September 30, 2017 and December 31, 2016	7,659	7,449
Convertible promissory notes	5,018	—
Total current liabilities	20,045	13,050
Other long-term liabilities	488	563
Preferred stock warrant liabilities	2,311	693
Long-term debt, net of discount of $70 and $299 as of September 30, 2017 and December 31, 2016	7,230	13,001
TOTAL LIABILITIES	30,074	27,307
Commitments and Contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 236,154,444 shares authorized as of September 30, 2017 and December 31, 2016; 22,671,601 and 21,142,295 shares issued and outstanding as of September 30, 2017 and December 31, 2016; aggregate liquidation preference of $153,166 as of September 30, 2017 and $142,231 as of December 31, 2016	145,944	135,735
STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value: 350,490,000 shares authorized as of September 30, 2017 and December 31, 2016; 1,624,464 and 1,615,495 shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	3,452	3,087
Accumulated other comprehensive income (loss)	(8)	14
Accumulated deficit	(163,424)	(146,645)
TOTAL STOCKHOLDERS’ DEFICIT	(159,980)	(143,544)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$16,038	$19,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue, net	$4,177	$3,676	$15,441	$10,422
Cost of revenue	2,474	2,404	9,053	7,267
Gross profit	1,703	1,272	6,388	3,155
Operating expenses:
Research and development	1,737	1,909	5,579	5,463
Sales and marketing	3,433	3,257	10,736	9,453
General and administrative	1,139	1,432	3,549	3,285
Total operating expenses	6,309	6,598	19,864	18,201
Loss from operations	(4,606)	(5,326)	(13,476)	(15,046)
Other income (expense), net:
Interest expense	(492)	(613)	(1,607)	(1,863)
Other income (expense), net	(1,473)	11	(1,646)	(4)
Total other expense, net	(1,965)	(602)	(3,253)	(1,867)
Net loss before provision for income taxes	(6,571)	(5,928)	(16,729)	(16,913)
Provision for income taxes	25	—	50	—
Net loss attributable to common stockholders	$(6,596)	$(5,928)	$(16,779)	$(16,913)
Net loss per share attributable to common stockholders, basic and diluted	$(4.07)	$(3.67)	$(10.36)	$(10.49)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	1,620,691	1,614,023	1,620,016	1,612,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(6,596)	$(5,928)	$(16,779)	$(16,913)
Other comprehensive income (loss):
Cumulative translation adjustment	26	(37)	(22)	(34)
Comprehensive loss	$(6,570)	$(5,965)	$(16,801)	$(16,947)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance — December 31, 2016	21,142,295	135,735	1,615,495	—	3,087	14	(146,645)	(143,544)
Issuance of common stock pursuant to stock option exercises of vested options	—	—	8,969	—	16	—	—	16
Issuance of preferred stock for cash net of issuance costs of $726	1,529,306	10,209	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	349	—	—	349
Other comprehensive loss	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(16,779)	(16,779)
Balance — September 30, 2017	22,671,601	$145,944	1,624,464	$—	$3,452	$(8)	$(163,424)	$(159,980)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,779)	$(16,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452	498
Loss on disposal of property and equipment	34	19
Amortization of debt issuance costs	440	562
Stock-based compensation	349	359
Changes in fair value of preferred stock warrant liabilities	1,618	—
Changes in operating assets and liabilities:
Accounts receivable	(741)	86
Inventory	65	1,942
Prepaid expenses and other assets	(2,272)	256
Accounts payable	1,194	91
Accrued and other liabilities	1,264	(418)
Net cash used in operating activities	(14,376)	(13,518)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	2
Purchases of property and equipment	(215)	(328)
Net cash used in investing activities	(215)	(326)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes, net	5,000	—
Proceeds from issuance of Series C convertible preferred stock, net	10,209	9,938
Proceeds from exercised stock options	16	39
Payment of deferred offering costs	(749)	—
Principal payments on long-term debt	(6,000)	—
Net cash provided by financing activities	8,476	9,977
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,115)	(3,867)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(22)	(64)
CASH AND CASH EQUIVALENTS — Beginning of period	11,906	17,127
CASH AND CASH EQUIVALENTS — End of period	$5,769	$13,196
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4	$—
Interest paid during the period	$1,185	$1,295
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Deferred offering costs included in accounts payable and other accrued liabilities	$1,474	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

1. Nature of Operations

Restoration Robotics, Inc. is a medical technology company incorporated in the state of Delaware on November 22, 2002 and headquartered in San Jose, California. The Company develops an image-guided robotic system that enables follicular unit extraction (FUE) for use in the field of hair transplantation and markets the ARTAS® Robotic System in the United States and other countries.  In these notes to the unaudited condensed consolidated financial statements, the “Company,” “Restoration Robotics,” “we,” “us,” and “our” refers to Restoration Robotics, Inc. and its subsidiaries on a consolidated basis.

Initial Public Offering

On October 11, 2017, the Company’s Registration Statement on Form S-1 (File No. 333-220303) relating to the initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, the Company completed its initial public offering (the IPO) of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share for aggregate cash proceeds of approximately $22,674, after deducting underwriting discounts and commissions of approximately $1,910 and estimated offering expenses of approximately $2,701.

Immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 22,671,601 shares of common stock and all the outstanding convertible preferred stock warrants converted into common stock warrants resulting in the reclassification of our preferred stock warrant liabilities to additional paid-in capital. In addition, the principal and accrued interest on the outstanding Convertible Notes converted into 718,184 shares of common stock. The IPO closed on October 16, 2017.

Reverse Stock Split

On September 15, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. Upon the effectiveness of the reverse stock split, (i) every 10 shares of outstanding common stock were combined into one share of common stock, (ii) the number of shares of common stock for which each outstanding option to purchase common stock is exercisable was proportionately decreased on a 1-for-10 basis, (iii) the exercise price of each outstanding option to purchase common stock was proportionally decreased on a l-for-10 basis, and (iv) the conversion ratio for each share of outstanding preferred stock which is convertible into our common stock was proportionately reduced on a 1-for-10 basis. All of the outstanding common stock share numbers (including shares of common stock into which our outstanding convertible preferred stock shares are convertible), share prices, exercise prices and per share amounts have been adjusted in these consolidated statements, on a retroactive basis, to reflect this l-for-10 reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations since inception. As of September 30, 2017 and December 31, 2016, the Company has an accumulated deficit of $163,424 and $146,645 and, as of such dates, did not have sufficient capital to fund its planned operations. As a result of the Company’s recurring losses from operations and negative cash flows, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s consolidated financial statements as of, and for the year ended, December 31, 2016 that such factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue its operations, the Company must achieve profitable operations and/or obtain additional financing. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. The Company may never become profitable and even if it does attain profitable operations, it may not be able to sustain profitability or positive cash flows on a recurring basis.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

The Company will need to raise further capital in the future to service its debt or fund its operations until the time it can sustain positive cash flows. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, it may be compelled to reduce the scope of its operations and planned capital expenditures or sell certain assets, including intellectual property assets.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and, as such, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 and the condensed consolidated statement of convertible preferred stock and stockholders’ deficit for the nine months ended September 30, 2017 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the prospectus dated October 11, 2017, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Restoration Robotics, Inc. and its wholly owned subsidiaries, which are located in the United States, United Kingdom, Spain, Hong Kong and South Korea. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. general accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to revenue recognition, the fair value of common stock, the fair value of preferred stock warrant liabilities, and the recoverability of the Company’s net deferred tax assets, and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Foreign Currency

The functional currency of the Company’s non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are based upon the exchange rate at the time of the transaction, if known, or at the average rate for the period. Differences are included in stockholders’ deficit as a component of accumulated other comprehensive loss. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (expense), net in the accompanying consolidated statements of operations. The net foreign transaction gain or losses were insignificant for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consists primarily of funds invested in readily available checking and savings accounts and investments in money market funds and short-term time deposits.

Restricted Cash

As of September 30, 2017 and December 31, 2016, the Company was required to hold $100 in a separate money market account as collateral for credit cards. These amounts are recorded in other assets in the accompanying condensed consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. Substantially all of the Company’s cash and cash equivalents and restricted cash are held with two financial institutions, and the account balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Concentration of Customers

For the three months ended September 30, 2017, two customers each accounted for 11% and 12% of the Company’s revenues. As of the nine months ended September 30, 2017 and three and nine months ended September 30, 2016, there were no customers accounting for more than 10% of the Company’s revenue. As of September 30, 2017, two customers each accounted for 11% and 15% of the Company’s accounts receivable. As of December 31, 2016, six customers accounted for 10%, 11%, 11%, 11%, 12%, and 13% of the Company’s accounts receivable.

Accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management's expectations. The allowance for doubtful accounts is zero at September 30, 2017 and December 31, 2016.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

Inventory

Inventory is stated at the lower of cost or market and cost is principally determined using the first-in, first-out method. Costs include material, labor and overhead. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Inventory write-downs are charged to cost of goods sold and a new cost basis for the inventory is established.

Concentration of Supplier

The Company has a single source supplier manufacturing its system. If the supplier is not able to supply the requested orders, the Company would be unable to continue to derive revenues from the sale of systems until an alternative source is found, which could take a considerable length of time.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which is between three and five years. Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the improvements. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the condensed consolidated balance sheet, and any resulting gain or loss is reflected in operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There has been no impairment of long-lived assets for any of the periods presented.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to an IPO, are capitalized. Upon the completion of the IPO (as discussed in Note 1), the deferred offering costs were offset against offering proceeds. As of September 30, 2017, $2,223 of deferred offering costs have been capitalized, which is included in other long-term assets in the condensed consolidated balance sheets. There were no deferred offering costs capitalized as of December 31, 2016.

Preferred Stock Warrants Liabilities

The Company accounts for freestanding warrants to purchase shares of convertible preferred stock that are contingently redeemable as liabilities in the condensed consolidated balance sheets at their estimated fair value because these warrants may obligate the Company to redeem them at some point in the future. At the end of each reporting period, changes in the estimated fair value of the warrants to purchase shares of convertible preferred stock are recorded as other income (expense), net in the consolidated statements of operations. Upon the completion of the IPO (as discussed in Note 1), the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ deficit.

Debt Issuance Costs

Costs related to the issuance of debt are presented as a direct deduction to the carrying value of the debt and are amortized to interest expense using the effective interest rate method over the term of the related debt.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

Revenue Recognition

The Company generates revenue from sales of robotic systems and related procedures, and related support and maintenance. The Company derives revenue primarily from two sources: (i) Product revenue, which includes robotic systems sales, installation, software, procedure key and disposable kits; and (ii) Support and maintenance revenue, which includes support, training, and service contracts.

Revenue is recognized when all of the following criteria are met: (l) persuasive evidence of an arrangement exists; (2) the product or service has been delivered; (3) the sales price is fixed or determinable; and (4) collection is reasonably assured.

The Company defines each of the four criteria above as follows:

•

Persuasive Evidence of Arrangement Exists. The Company uses purchase orders pursuant to the terms and conditions of a master agreement to support the evidence of an arrangement with distributors and uses purchase agreements as evidence of arrangement with direct customers.

•

Delivery has Occurred. Provided that all other revenue recognition criteria have been met, for direct sales the Company typically recognizes system revenue upon customer acceptance, or upon shipment for systems sold to distributors, as title and risk of loss are transferred at that time, and there are no further obligations and no rights of return. Procedure revenue is recognized upon shipment of disposable kits and delivery of the ARTAS key. Support and maintenance revenue is recognized over time as the services are delivered.

•

The Sales Price is Fixed or Determinable. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. If the terms are extended beyond the Company’s normal payment terms, the Company will recognize revenue as the payments become due. Payments from distributors are not contingent on the distributors’ receiving payment from the end-users.

•

Collection is Reasonably Assured. The Company assesses probability of collection on an individual basis based on a number of factors, including the credit-worthiness of the customer and past transaction history with the customer. The Company generally obtains a significant cash deposit from its customers prior to shipment.

The Company records its revenues net of sales tax and shipping and handling costs. Incremental direct costs incurred related to the acquisition or origination of a customer contract are expensed as incurred.

Multiple Element Arrangements

The Company’s offering includes robotic systems containing software components that function together to provide the essential functionality of the product. Therefore, the Company’s hardware products (inclusive of the core software) are considered non-software deliverables and are not subject to industry-specific software revenue recognition guidance.

The Company’s typical multiple element arrangement includes robotic systems (including the essential software), procedure key, installation (for direct sales to end-users), product training and service contracts. The Company considers each of these deliverables to be separate units of accounting based on whether the delivered items have stand-alone value. The Company has determined that each unit of accounting has stand-alone value because they are sold separately by the Company or, for hardware products, because the customers can resell them to others on a stand-alone basis.

For the arrangements with multiple deliverables, the Company allocates the arrangement fee to each element based upon the relative selling price of such element. When applying the relative selling price method, the Company determines the selling price for each element using vendor-specific objective evidence (VSOE) of selling price, if it exists, or if not, third-party evidence (TPE) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, the Company uses its best estimated selling price (BESP) for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

The Company is not able to establish a selling price of its deliverables using VSOE or to determine TPE for its products and services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained.

When the Company is unable to establish the selling price of its deliverables using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, industry and market conditions, competitive landscape, standard pricing practices and internal cost models. Additionally, the Company considers historical transactions, including transactions whereby the deliverable was sold on a stand-alone basis.

Deferred revenue primarily relates to support and maintenance and pertains to billings or payments received in advance where all of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date.

Cost of Revenue

Cost of revenue consists of product and fulfillment costs. Product costs include the cost of systems and disposable kits manufacture, related labor and personnel costs and allocated shared costs. Fulfillment costs consist of costs incurred in the shipping and handling of inventory including the shipping costs to the Company's customers, labor and related personnel costs related to receiving, inspecting, warehousing, and preparing systems and reusable kits for shipment.

Cost of revenue for customer service is expensed as incurred and primarily consists of personnel costs such as salaries, bonuses and benefits and stock‑based compensation for employees associated with service contracts, travel costs and allocated shared costs (including rent and information technology).

Research and Development

Research and development costs are charged to operations as incurred.

Warranty

The Company provides a one-year warranty on the ARTAS System and accrues for the estimated future costs of repair or replacement upon customer acceptance or shipment. The warranty expense is accrued as a liability and recorded to cost of goods sold and is based upon historical information for the cost to repair or replace the system.

Sales Taxes

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with the collected taxes recorded as current liabilities in accrued and other liabilities in the accompanying condensed consolidated balance sheets until remitted to the relevant government authority.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the tax and financial reporting bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced through the establishment of a valuation allowance, if, based upon available evidence, it is determined that it is more likely than not that the deferred tax assets will not be realized. All deferred tax assets and liabilities are classified as non-current in the condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

Uncertain Tax Positions

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained on examination based on the technical merit of the position. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.

The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. The Company recognizes interest charges and penalties related to unrecognized tax benefits as a component of the tax provision.

Stock-Based Compensation

U.S. GAAP requires the measurement and recognition of compensation expense for all share-based payment awards, including stock options, using a fair-value based method. The Company estimates the fair value of share-based payment awards on the date of grant using a Black-Scholes-Merton option-pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based awards granted to non-employees are accounted for at fair value. The associated expense is recognized by the Company over the period the services are performed by non-employees. The fair value of stock-based awards granted to non-employees was nominal for the three and nine months ended September 30, 2017 and 2016.

Net Loss Per Share Attributable to Common Stockholders

The Company follows the two‑class method when computing net loss per common share as we issue shares that meet the definition of participating securities. The two‑class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two‑class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Our convertible preferred stock contractually entitles the holders of such shares to participate in dividends, but does not contractually require the holders of such shares to participate in our losses. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti‑dilutive.

Defined Contribution Plan

In 2006, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code (IRC). This plan covers employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors.

There were no contributions by the Company during the three and nine months ended September 30, 2017 and 2016.

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, collectively, ASU 2014-09. ASU 2014-09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. ASU 2014‑09 may be adopted either retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company’s final determination will depend on a number of factors, such as the significance of the impact of the new standard on the financial results, system readiness, and the ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. The Company is in the initial stages of evaluating this standard and have not yet selected an adoption method, nor has it determined the effect of the standard on the Company’s consolidated financial statements and related disclosures. The Company currently expects to adopt this standard effective January 1, 2019.

In March 2016, the FASB issued ASU No. 2016‑09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share‑Based Payment Accounting, or ASU 2016‑09. ASU 2016-09 simplifies the accounting and reporting of share‑based payment transactions, including adjustments to how excess tax benefits and payments for tax withholdings should be classified and provides the election to eliminate the estimate for forfeitures. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period for which financial statements have not been issued or made available for issuance. The Company does not expect the adoption of this standard to have a material impact on the condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016‑15. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this standard will have on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), or ASU 2016‑02, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. Under ASU 2016‑02, a lessee would recognize a lease liability for the obligation to make lease payments and a right‑to‑use asset for the right to use the underlying asset for the lease term. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact and materiality that this standard will have on its condensed consolidated financial statements. However, the Company does expect an increase in its consolidated assets and liabilities upon adoption of this standard.

In July 2015, the FASB issued ASU No. 2015-11, Inventory, Simplifying the Measurement of Inventory (Topic 330), or ASU 2015-11. Under ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This standard should be applied prospectively and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

3. NET LOSS PER SHARE

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, preferred stock warrants and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2017	2016
Options to purchase common stock	1,912,644	2,178,280
Convertible preferred stock	22,671,601	20,528,306
Warrants for preferred stock	385,126	385,126
Total potential dilutive shares	24,969,371	23,091,712

In future periods, if the Company were to generate net income, it would allocate participating securities a proportional share of the net income, determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the two-class method). The Company’s Series A convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock and the Series AA convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income.

To date, the Company has only incurred net losses and has not allocated any losses to participating securities because the preferred stockholders have no contractual obligation to share in the losses of the Company. The Company computes diluted loss per common share after giving consideration to the dilutive effect of stock options, warrants and non-vested stock that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

4. FAIR VALUE MEASUREMENTS

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair market value because of the short-term nature of those instruments. The Company’s lease obligation, term loan and Convertible Notes have fair values that approximate their carrying value.  The Company’s preferred stock warrants are remeasured to fair value at each reporting date (see Note 9 for further information).

U.S. GAAP established a framework for measuring fair value and a fair value hierarchy based on the inputs used to measure fair value. This framework maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements.

Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the report date. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the report date. The nature of these securities include investments for which quoted prices are available but traded less frequently and investments that are fair valued using other securities, the parameters of which can be directly observed.

Level 3 - Securities that have little to no pricing observability as of the report date. These securities are measured using management’s best estimate of fair value, where the inputs into the determination of fair value are not observable and require significant management judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company’s perceived risk of that instrument.

The following tables summarize the levels of fair value measurements of the Company’s cash equivalents, investments and preferred stock warrants liabilities:

	Fair Value Measurements as of September 30, 2017
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market accounts	$5,769	$—	$—	$5,769
Restricted cash	100	—	—	100
Total assets	$5,869	$—	$—	$5,869
Liabilities
Preferred stock warrant liabilities	$—	$—	$2,311	$2,311

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market accounts	$11,906	$—	$—	$11,906
Restricted cash	100	—	—	100
Total assets	$12,006	$—	$—	$12,006
Liabilities
Preferred stock warrant liabilities	$—	$—	$693	$693

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

The following table summarizes the preferred stock warrant liabilities activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance as of December 31, 2016	$693
Change in fair value of preferred stock warrants	1,618
Balance as of September 30, 2017	$2,311

5. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	September 30,	December 31,
	2017	2016
Finished goods	$2,677	$2,580
Raw materials	—	162
Total inventory	$2,677	$2,742

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2017	2016
Insurance	$50	$153
Lease deposit	100	149
Marketing tradeshows	255	140
Rent	51	—
Other *	402	368
Total prepaid expenses and other current assets	$858	$810

*	Other consists of items that are individually less than 5% of total prepaid expenses and other current assets.

Property and Equipment, Net

Property and equipment, net consist of the following:

	September 30,	December 31,
	2017	2016
Computer hardware and software	$706	$647
Equipment	2,873	2,818
Leasehold improvements	869	1,094
Furniture and fixtures	270	82
Total property and equipment	4,718	4,641
Less: Accumulated depreciation and amortization	(3,529)	(3,182)
Total property and equipment, net	$1,189	$1,459

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

Depreciation and amortization expense was $139 and $452 for three and nine months ended September 31, 2017 and $148 and $498 for three and nine months ended September 30, 2016.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Payroll and related expense	$1,439	$1,647
Warranty	105	114
Customer deposits	23	98
Sales taxes	25	129
Accrued professional fees	816	38
Other*	589	412
Total accrued and other liabilities	$2,997	$2,438

*	Other consists of items that are individually less than 5% of total accrued and other liabilities.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various operating leases including 23,000 square feet of office space in San Jose, California, which expires in April 2022.

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease period.

Aggregate future minimum lease payments required under the Company’s operating leases as of September 30, 2017 are as follows:

Years Ending December 31,
2017 (remainder)	$124
2018	503
2019	518
2020	534
2021	550
Thereafter	188
Total future minimum lease payments	$2,417

Total rent expense was $103 and $310 for three and nine months ended September 30, 2017 and $82 and $260 for three and nine months ended September 30, 2016.

Licensing Agreements

In July 2006, the Company entered into a license agreement with Rassman Licensing, LLC (Rassman) for non-exclusive, royalty bearing, non-transferable, perpetual, world-wide rights for use on approved fields relating to robotically controlled hair removal and implantation procedures. In consideration for this license, the Company paid Rassman a one-time payment of $1,000. The agreement terminates on May 9, 2020. In February 2012, the Company amended its license agreement with Rassman. In exchange for a one-time $400 payment to Rassman, the Company now has a fully paid royalty-free license to a patent subject to this license agreement. Royalties for the three and nine months ended September 30, 2017 and 2016 were $0.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

In July 2006, the Company entered into a license agreement with HSC Development, LLC for exclusive non-transferable, royalty-free worldwide rights for use in approved fields relating to a computer-controlled system in which a device is carried on a mechanized arm for extraction or implantation of a follicular unit without manual manipulation. In consideration for this license, the Company paid HSC Development, LLC a one-time payment of $25 and issued 2,500 shares of the Company’s common stock valued.  The agreement terminates on July 27, 2024.

7. LONG-TERM DEBT

Loan and Security Agreement

In May 2015, the Company entered into a loan and security agreement with Oxford Finance, LLC, or Oxford, (the Agreement). Under the terms of the loan and security agreement, the Company borrowed $20,000 with an interest rate at prime plus 8.5% per annum, which is collateralized by all personal property of the Company, excluding intellectual property, and issued 10-year warrants to purchase 110,486 shares of Series C Preferred Stock at $7.15 per share. The estimated fair value of the warrants at issuance was recorded as a discount on the loan and amortized into interest expense over the expected life of the loan. In connection with the loan agreement, the Company recorded $246 of credit facility fees and $153 of debt issuance cost as of January 31, 2015. The credit facility fees and debt issuance costs are a discount on the debt and are being amortized to interest expense over the term of the loan using the effective-interest method. The loan will mature in July 2019, at which time the Company must repay the outstanding principal balance which includes a final payment of $1,300. The outstanding balance on the loan was $15,300 and accrued interest totaled $99 as of September 30, 2017. The interest rate was 12.8% at September 30, 2017.

Borrowings under the Agreement are collateralized by all the assets of the Company, excluding intellectual property. The Agreement includes customary restrictive covenants that impose operating and financial restrictions on the Company, including restrictions on our ability to take actions that could be in the Company’s best interests. These restrictive covenants include operating covenants restricting, among other things, the Company’s ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. The Company was in compliance with all of the covenants as of September 30, 2017 and December 31, 2016.

The scheduled principal payments on the outstanding borrowings as of September 30, 2017 are as follows:

For the year ended
December 31,
2017 (remainder)	$2,000
2018	8,000
2019	5,299
Total	15,299
Less debt discount	(410)
Less current portion	(7,659)
Non-current portion	$7,230

During the nine months ended September 30, 2017, the Company made principal repayments of $6,000.

Convertible Notes

On September 6, 2017, the Company issued $5,000 in subordinated convertible notes (Convertible Notes) that accrued interest at 5.0% per annum, in a private placement transaction with certain of the Company’s existing stockholders and their affiliated entities, including investors affiliated with certain of the Company’s directors. As of September 30, 2017, the outstanding principal balance on the Convertible Notes was $5,000 and the accrued but unpaid interest was $18.

Pursuant to the terms of the Convertible Notes, the aggregate outstanding principal and unpaid but accrued interest automatically converted into 718,184 shares of the Company’s common stock, upon the consummation of the IPO (as discussed in Note 1).

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

8. CONVERTIBLE PREFERRED STOCK

The convertible preferred stock consists of the following:

	September 30, 2017
	Shares	Shares	Net Carrying	Liquidation
Convertible Preferred Stock:	Authorized	Outstanding	Value	Preference
Series A	25,092,906	2,509,232	$11,140	$11,292
Series B	38,461,538	3,846,132	24,926	25,000
Series C	170,100,000	16,066,237	107,902	114,874
Series AA	2,500,000	250,000	1,976	2,000
Total convertible preferred stock	236,154,444	22,671,601	$145,944	$153,166

	December 31, 2016
	Shares	Shares	Net Carrying	Liquidation
Convertible Preferred Stock:	Authorized	Outstanding	Value	Preference
Series A	25,092,906	2,509,232	$11,140	$11,292
Series B	38,461,538	3,846,132	24,926	25,000
Series C	170,100,000	14,536,931	97,693	103,939
Series AA	2,500,000	250,000	1,976	2,000
Total convertible preferred stock	236,154,444	21,142,295	$135,735	$142,231

On issuance, the Company’s convertible preferred stock is recorded at fair value or the amount of allocated proceeds, net of issuance costs.

The Company classifies the convertible preferred stock outside of stockholders’ deficit because, in the event of certain liquidation events that are not solely within the control of the Company (including merger, acquisition, or sale of all or substantially all of the assets), the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at any of the reporting dates. Subsequent adjustments to increase or decrease the carrying values to the ultimate liquidation values will be made only if and when it becomes probable that such a liquidation event will occur.

Immediately prior to the closing of the IPO (as discussed in Note 1), all shares of our outstanding convertible preferred stock automatically converted into 22,671,601 shares of common stock.

9. PREFERRED STOCK WARRANT LIABILITIES

The Company classifies its convertible preferred stock warrants as liabilities on the accompanying condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, the preferred stock warrant liabilities were $2,311 and $693.

The key terms of the preferred stock warrants are summarized in the following table:

	Warrants Outstanding
	Warrants	Warrants
	Outstanding	Outstanding
	September 30,	December 31,	Exercise
	2017	2016	Price	Expiration
Series C preferred stock warrants	274,640	274,640	$7.15	Various dates in 2023-2024
Series C preferred stock warrants	110,486	110,486	7.15	May 19, 2025
Total preferred stock warrants	385,126	385,126

The exercise price is not fixed and may be adjusted to the price per share paid by investors in a qualified financing in the event the price per share is less than the $7.15 per share. During the nine months ended September 30, 2017 and 2016, no warrants were exercised.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

Prior to its IPO, at each reporting date, the Company remeasures the convertible preferred stock warrants to fair value using a probability weighed expected return method (PWERM) that uses an option pricing method (OPM), together with a Monte Carlo simulation to incorporate the anti-dilution provisions on the convertible preferred stock, to allocate the estimated value of the Company. The OPM treats classes of stock as call options on a company's enterprise value which takes into consideration differences in the right of various securities including rights to dividends, liquidation preferences, and conversion rights. The OPM prices the call option using the Black-Scholes model. The PWERM relies on a forward-looking analysis to predict the possible future value of a company by weighing discrete future outcomes. The fair value of preferred stock warrants was determined using the following assumptions:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2017	2016
Expected term (years)	1.25	2.00
Risk-free interest rate	1.35%	1.20%
Expected volatility	72.2%	70.9%

The assumptions used in calculating the estimated fair market value at each reporting period represent the Company’s best estimate, however inherent uncertainties are involved. As a result, if factors or assumptions change the warrant liability, the estimated fair value could be materially different.

The estimated expected volatility was derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the remaining term of the warrants. When making the selections of the Company’s industry peer companies to be used in the volatility calculation, the Company considered the size and operational and economic similarities to the Company’s principle business operations. The estimated expected term represents either the lesser of (i) the remaining contractual term of the warrants or (ii) the remaining term under probable scenarios used to determine the fair value of the underlying stock. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. The significant unobservable inputs used in the fair value measurement of the convertible preferred stock warrant liability are the fair value of the underlying stock at the valuation date, the expected volatility, and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock, expected volatility and expected term would result in a directionally similar impact to the fair value measurement.

The warrants are immediately exercisable in whole or in part over the term of the warrants. Certain of the Company’s outstanding preferred stock warrants will expire twelve months after the IPO if not exercised prior to such date, while the remaining warrants expire according to the original term.  On the completion of the IPO (as discussed in Note 1), the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ deficit and the preferred stock warrants automatically converted into common stock warrants and, as such, no further remeasurements to fair value will occur.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

10. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding shares of convertible preferred stock (and preferred stock warrants), plus options granted and available for grant under the incentive plans.

	September 30,	December 31,
	2017	2016
Conversion of outstanding Series A convertible preferred stock	2,509,232	2,509,232
Conversion of outstanding Series B convertible preferred stock	3,846,132	3,846,132
Conversion of outstanding Series C convertible preferred stock	16,066,237	14,536,931
Conversion of outstanding Series AA convertible preferred stock	250,000	250,000
Outstanding preferred stock warrants	385,126	385,126
Outstanding and issued stock options	1,912,644	1,831,757
Shares reserved for future option grants	301,131	392,306
Total common stock reserved for issuance	25,270,502	23,751,484

11. STOCK OPTION PLAN

2005 and 2015 Plan

In 2005, the Company established its 2005 Stock Option Plan (the 2005 Plan), which provides for the granting of stock options to employees, directors, and consultants of the Company. Options granted under the Plan may be either incentive stock options (ISOs) or non-statutory stock options (NSOs), as determined by the Administrator at the time of grant. The term and vesting period of each option shall be stated in the option agreements. However, the term shall be no more than ten years from the date of the grant and the vesting period shall be generally four years. In the case of an ISO granted to an optionee who, at the time the option is granted, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the option agreement.

In 2015, the Company established its 2015 Equity Incentive Plan (the 2015 Plan), which superseded and replaced the 2005 Plan. A total of 2,221,655 shares have been reserved for issuance under the 2005 Plan and 2015 Plan.

2017 Plan

In September 2017, the Company adopted the 2017 Equity Incentive Plan (the 2017 Plan). The Company’s 2017 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation to employees, directors and consultants. In addition, the Company’s 2017 Plan provides for the grant of performance cash awards to employees, directors and consultants. The 2017 Plan became effective upon the closing date of the IPO.

As discussed in Note 15, the 2017 Plan became effective on October 11, 2017. As a result, no further grants will be made under the Company’s 2005 Plan and the 2015 Plan; however, any outstanding stock awards granted under those Plans will remain outstanding, subject to the terms of the Company’s 2005 Plan and 2015 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated or forfeited. On the effective date of the 2017 Plan, the Company reserved 1,913,831 shares of common stock for issuance under the 2017 Plan, plus the remaining reserved and unissued shares under the 2015 plan. The number of shares reserved for issuance under the 2017 Equity Plan will increase automatically on the first day of each fiscal year beginning in 2018 and ending in 2027, equal to the lesser of (i) 4% of the shares of stock outstanding on the last day of the immediately preceding fiscal year or (ii) number of shares of stock as determined by the Company’s board of directors.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

The Company recognized stock-based compensation expense for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$3	$3	$8	$10
Research and development	25	25	76	78
Sales and marketing	18	18	53	68
General and administrative	72	124	212	203
Total stock-based compensation	$118	$170	$349	$359

Determination of Fair Value

The estimated grant-date fair value of all of the Company’s stock-based awards was calculated using the Black-Scholes-Merton option pricing model, based on the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected term (years)	—	5.98-6.05	4.95-7.50	5.94-6.11
Risk-free interest rate	—	1.30-1.31%	1.77-2.13%	1.30-1.48%
Expected volatility	—	52.71-52.98%	51.62-53.58%	52.71-53.37%
Dividend yield	0%	0%	0%	0%

The fair value of each stock option grant was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards. The expected term for options issued to non-employees is the contractual term.

Expected Volatility—Since the Company does not have a trading history for its common stock, the expected volatility was derived from the historical stock volatilities of comparable peer public companies within its industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.

Expected Dividend Rate—The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future.

Forfeiture Rate—The forfeiture rate is estimated based on an analysis of actual forfeitures. Management will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from management’s estimates, the Company might be required to record adjustments to stock-based compensation in future periods.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

Fair Value of Common Stock—Because the Company as of September 30, 2017 was a private company, there was no public market for the Company’s common stock as of September 30, 2017 and December 31, 2016, the Company’s board of directors determined the fair value of the common stock by considering a number of objective and subjective factors, including having valuations of its common stock performed by an unrelated valuation specialist, valuations of comparable peer public companies, sales of the Company’s convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. After the closing of the Company’s IPO, the fair value of the Company’s common stock will be used to estimate the fair value of the stock-based awards at grant date.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
Outstanding — December 31, 2016	1,831,757	1.80	8.7	$14
Options granted	133,870	1.72
Options exercised	(8,969)	1.83
Options cancelled	(44,014)	1.82
Outstanding — September 30, 2017	1,912,644	$1.76	8.1	$10,029
Vested and expected to vest — September 30, 2017	1,610,419	$1.77	8.0	$8,421
Exercisable — September 30, 2017	872,687	$1.81	7.5	$5,803

The following table summarizes stock option activity under the Company’s stock option plan:

The weighted-average grant date fair value of options granted was $0 and $1.02 per share for three and nine months ended September 30, 2017, and $0.86 per share for three and nine months ended September 30, 2016.

The total intrinsic value of options exercised were $0 for three and nine months ended September 30, 2017 and 2016.

Unamortized stock-based compensation was $654 as of September 30, 2017, which is expected to be recognized over a weighted-average period of approximately 2.52 years.

12. INCOME TAXES

The Company did not record a provision for federal income taxes for the three and nine months ended September 30, 2017 because it expects to generate a loss for the year ended December 31, 2017. The income tax expense of $25 and $50 for the three and nine months ended September 30, 2017 represents foreign taxes. The Company’s deferred tax assets continue to be offset by a valuation allowance.

13. GEOGRAPHIC INFORMATION

The following table reflects revenue by geographic area by customer location:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	$1,429	$1,330	$6,242	$4,086
Europe and Middle East	1,205	998	4,333	2,173
Asia Pacific	874	974	3,192	2,709
Rest of World	669	374	1,674	1,454
Total revenue	$4,177	$3,676	$15,441	$10,422

As of September 30, 2017 and December 31, 2016, all long-term assets were located within the United States.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share data)

14. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company has engaged in a commercial transaction with a then-member of the Company’s board of directors. The aggregate revenue for this transaction was $240 for the year ended December 31, 2016. There were no accounts receivable due from this then-member of the board of directors as of December 31, 2016. In January 2017, that member of the Company’s board of directors resigned.

15. SUBSEQUENT EVENTS

Initial Public Offering

As discussed in Note 1, in connection with the Company’s IPO that closed on October 16, 2017, the following events occurred:

•

the Company issued 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the subsequent exercise by the underwriters of the over-allotment option, which occurred on October 26, 2017) at a price of $7.00 per share for aggregate cash proceeds of $22,674, net of underwriting discounts and commissions and offering costs.

•	all outstanding shares of convertible preferred stock converted into 22,671,601 shares of common stock;
•	all the outstanding preferred stock warrants converted into common stock warrants resulting in the reclassification of our preferred stock warrant liabilities to additional paid-in capital; and
•	the outstanding principal and accrued but unpaid interest on the Convertible Notes converted into 718,184 shares of common stock.

Following completion of the Company’s IPO and in connection with the preparation of this Quarterly Report on Form 10-Q, management reassessed its current operating plans and capital resources.  As a result of this reassessment, the Company believes that, as of the filing date of the Quarterly Report, its existing cash and cash equivalents (inclusive of the net proceeds from its IPO and the issuance of the Convertible Notes) and cash expected to be generated from the sale of its products, will be sufficient to fund its planned operations for the next 12 months.  However, the Company will need additional capital to fund its future operations and intends to obtain such capital through the sale of additional share of capital stock or related securities.

2017 Plan

As discussed in Note 11, the Company adopted its 2017 Equity Incentive Plan (the 2017 Plan) in September 2017, which became effective on the closing date of the IPO. The 2017 Plan became effective on October 11, 2017. The Company’s 2017 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation to employees, directors and consultants. In addition, the Company’s 2017 Plan provides for the grant of performance cash awards to employees, directors and consultants. On the effective date of the 2017 Plan, the Company reserved 1,913,831 shares of common stock for issuance under the 2017 Plan, plus the remaining reserved and unissued shares under the 2015 plan.  The number of shares reserved for issuance under the 2017 Equity Plan will increase automatically on the first day of each fiscal year beginning in 2018 and ending in 2027, equal to the lesser of (i) 4% of the shares of stock outstanding on the last day of the immediately preceding fiscal year or (ii) number of shares of stock as determined by the Company’s board of directors. No further grants will be made under the Company’s 2005 Plan and the 2015 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2016, included in our final prospectus dated October 11, 2017 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 13, 2017 (the Prospectus).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including the Prospectus. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q. Our fiscal year end is December 31, and references throughout this Quarterly Report on Form 10-Q to a given fiscal year are to the twelve months ended on that date.

Overview

We are a medical technology company developing and commercializing a robotic device, the ARTAS System, which assists physicians in performing many of the repetitive tasks that are a part of a follicular unit extraction, or FUE surgery, a type of hair restoration procedure. We believe the ARTAS System is the first and only physician assisted robotic system that can identify and dissect hair follicular units directly from the scalp and create recipient implant sites. In addition to the ARTAS System, we also offer the ARTAS Hair Studio application, an interactive three-dimensional patient consultation tool that enables a physician to create a simulated hair transplant model for use in patient consultations. We received clearance from the U.S. Food and Drug Administration, or FDA, in April 2011 to market the ARTAS System in the U.S., and we have sold the ARTAS System into 29 other countries. As of September 30, 2017, we have sold 90 ARTAS Systems in the U.S. and 151 internationally. As of September 30, 2017, the ARTAS System and ARTAS Hair Studio application are protected by over 70 patents in the U.S. and over 100 international patents.

On October 11, 2017, the Company’s Registration Statement on Form S-1 (File No. 333-220303) relating to the initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC).  Pursuant to such Registration Statement, the Company sold an aggregate of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the subsequent exercise by the underwriters of the over-allotment option) at a price of $7.00 per share for aggregate cash proceeds of approximately $22.7 million, net of underwriting discounts and commissions and estimated offering costs.

Components of Results of Operations

Revenue, Net

We generate revenues from the sale and service of ARTAS Systems and procedure based fees. For procedure based fees, our physician customers in the U.S. generally pay in advance on a per follicle-basis for the follicles to be harvested, and on a per procedure basis for Site Making. Outside of the U.S., physician customers pay in advance, generally on a per procedure basis for both follicle extraction and Site Making. Our revenue has historically been net of discounts. In the three and nine-month period ended September 30, 2017 there were de minimis discounts.

Cost of Revenue

Cost of revenue primarily consists of product, fulfillment, and customer service costs. Product costs include the cost of systems, upgrades, disposable and reusable kits, and personnel-related costs, including salaries and benefits, bonuses, and stock-based compensation related to management of our contract manufacturer, and allocated shared costs (including rent and information technology). Fulfillment costs primarily consist of costs incurred in the shipping and handling of inventory, including shipping costs to our customers, and personnel-related costs, including salaries and benefits, bonuses, and stock-based compensation related to receiving, inspecting, warehousing, and preparing systems and kits for shipment. Customer service costs primarily consists of personnel-related costs, including salaries and benefits, bonuses, and stock-based compensation associated with service contracts, travel costs, and allocated shared costs (including rent and information technology). Cost of revenue also includes depreciation of property and equipment associated with cost of revenue activities.

Research and Development

Research and development expenses primarily consist of personnel-related costs, including salaries and benefits, bonuses, and stock-based compensation for our research and development employees, consulting services, clinical studies, supplies, allocated shared costs (including rent and information technology), and depreciation of equipment associated with research and development activities.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related costs, including salaries and benefits, bonuses, sales commissions, travel expenses, and stock-based compensation for our sales and marketing employees, consulting services, advertising, direct marketing, tradeshow, and promotional expenses, allocated shared costs (including rent and information technology), and depreciation of property and equipment associated with sales and marketing activities.

General and Administrative

General and administrative expenses primarily consist of personnel-related costs, including salaries and benefits, bonuses, travel expenses, and stock-based compensation for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include fees for third party professional services, including consulting, legal and accounting services and other corporate expenses, allocated shared costs (including rent and information technology), and depreciation of property and equipment associated with general and administrative activities.

Interest Expense

Interest expense consists of interest related to borrowings under our debt obligations.

Other Income (Expense), Net

Other income (expense), net primarily consists of income and expense related to the change in fair value of convertible preferred stock warrant liabilities.  Upon the completion of the IPO, the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ deficit.

Provision for Income Taxes

Provision for income taxes primarily consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our deferred tax assets. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue, net	$4,177	$3,676	$501	14%
Cost of revenue	2,474	2,404	70	3
Gross profit	1,703	1,272	431	34
Gross margin	41%	35%
Operating expenses:
Research and development	1,737	1,909	(172)	(9)
Sales and marketing	3,433	3,257	176	5
General and administrative	1,139	1,432	(293)	(20)
Total operating expenses	6,309	6,598	(289)	(4)
Loss from operations	(4,606)	(5,326)	720	(14)
Other income (expense), net:
Interest expense	(492)	(613)	121	(20)
Other income (expense), net	(1,473)	11	(1,484)	(13491)
Total other income (expense)	(1,965)	(602)	(1,363)	226
Net loss before provision for income taxes	(6,571)	(5,928)	(643)	11
Provision for income taxes	25	—	25	—
Net loss	$(6,596)	$(5,928)	$(668)	11%

Revenue, Net. Revenue increased $0.5 million, or 14%, to $4.2 million for the three months ended September 30, 2017, compared to $3.7 million for the three months ended September 30, 2016. The overall increase in revenue was primarily due to an increase in system revenue of $0.4 million, or 25%, to $2.0 million for the three months ended September 30, 2017, compared to $1.6 million for the three months ended September 30, 2016. The increase in system revenue was due to increased unit sales, as we sold eight systems during the three months ended September 30, 2017, compared to six systems during the three months ended September 30, 2016 as a result of increased sales and marketing activities. The remaining $0.1 million increase was from procedures based fees and service-related fees, which totaled $2.2 million for the three months ended September 30, 2017, compared to $2.1 million for the three months ended September 30, 2016. The increase in procedures based fees and service-related fees was a result of an increased number of ARTAS procedures performed and post-warranty maintenance contracts during the period.

Cost of Revenue. Cost of revenue was consistent for three months ended September 30, 2017 compared to the three months ended September 30, 2016. There was a minimal increase of $0.1 million, or 3%, in cost of revenue from $2.4 million in the three months ended September 30, 2016 to $2.5 million in three months ended September 30, 2017. Gross margin increased to 41% for the three months ended September 30, 2017, compared to 35% for the comparable period in 2016. The increase in gross margin was the result of reduced procedures kit costs and decrease in customer support spending as we improved our service cost efficiency.

Research and Development. Research and development expense decreased $0.2 million, or 9%, to $1.7 for the three months ended September 30, 2017, compared to $1.9 million for the three months ended September 30, 2016. The decrease was primarily due to lower headcount in software and hardware department in three months ended September 30, 2017 versus the comparable period in 2016.

Sales and Marketing. Sales and marketing expenses increased $0.2 million to $3.4 million for the three months ended September 30, 2017, compared to $3.2 million for the three months ended September 30, 2016. The increase was primarily due to an increase in spending for employee-related costs in sales, associated with the growth in employee headcount to support our overall sales activities and ongoing commercialization of the ARTAS System.

General and Administrative. General and administrative expenses decreased $0.3 million to $1.1 million for the three months ended September 30, 2017, compared to $1.4 million for the three months ended September 30, 2016. The decrease was mainly due to severance expenses related to the departure of our former CEO in the third quarter of 2016.

Interest expense. Interest expense was $0.5 million for the three months ended September 30, 2017 and $0.6 million for the three months ended September 30, 2016.  Interest expense relates to our outstanding long-term debt obligations. Interest expense was consistent between the periods as there were no significant fluctuations in our outstanding long-term debt obligations and related interest rates.

Other income (expense), Net. Other income (expense), net increased by $1.5 million to $1.5 million of expense for the three months ended September 30, 2017. The increase was attributable to the change in the fair value of our convertible preferred stock warrant liability of $1.5 million for the three months ended September 30, 2017, compared to no change in fair value for the nine months ended September 30, 2016. The change in the fair value of our convertible preferred stock warrant liability was primarily due to an increase in the fair value of the common stock.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue, net	$15,441	$10,422	$5,019	48%
Cost of revenue	9,053	7,267	1,786	25
Gross profit	6,388	3,155	3,233	102
Gross margin	41%	30%
Operating expenses:
Research and development	5,579	5,463	116	2
Sales and marketing	10,736	9,453	1,283	14
General and administrative	3,549	3,285	264	8
Total operating expenses	19,864	18,201	1,663	9
Loss from operations	(13,476)	(15,046)	1,570	(10)
Other income (expense), net:
Interest expense	(1,607)	(1,863)	256	(14)
Other income (expense), net	(1,646)	(4)	(1,642)	41050
Total other income (expense)	(3,253)	(1,867)	(1,386)	74
Net loss before provision for income taxes	(16,729)	(16,913)	184	(1)
Provision for income taxes	50	—	50	—
Net loss	$(16,779)	$(16,913)	$134	(1)%

Revenue, Net. Revenue increased $5 million, or 48%, to $15.4 million for the nine months ended September 30, 2017, compared to $10.4 million for the nine months ended September 30, 2016. The increase in revenue was primarily due to an increase in system revenue of $4.2 million, or 98%, to $8.5 million for the nine months ended September 30, 2017, compared to $4.3 million for the nine months ended September 30, 2016. The increase in system revenue was due to increased unit sales, as we sold 35 systems during the nine months ended September 30, 2017, compared to 18 systems during the nine months ended September 30, 2016 as a result of increased sales and marketing activities. Procedure based fees increased $0.4 million, or 8%, to $5.5 million for the nine months ended September 30, 2017, compared to $5.1 million for the nine months ended September 30, 2016. Service-related fees increased $0.4 million, or 40%, to $1.4 million for the nine months ended September 30, 2017, compared to $1.0 million for the nine months ended September 30, 2016, primarily due to an increase in post-warranty maintenance contracts.

Cost of Revenue. Cost of revenue increased $1.8 million to $9.1 million for the nine months ended September 30, 2017, compared to $7.3 million for the nine months ended September 30, 2016, primarily as a result of the increase in the number of ARTAS Systems sold during the nine months. Gross margin increased to 41% for the nine months ended September 30, 2017, compared to 30% for the comparable period of 2016. The increase in gross margin was the result of reduced procedure kit costs and a decrease in customer support spending as we improved our service cost efficiency.

Research and Development. Research and development expense increased $0.1 million to $5.6 for the nine months ended September 30, 2017, compared to $5.5 million for the nine months ended September 30, 2016. The increase resulted primarily from increased work related to improvements to the ARTAS System harvesting and site making capabilities, as well as the development of the robotic implantation capability for our ARTAS System.

Sales and Marketing. Sales and marketing expenses increased $1.3 million to $10.7 million for the nine months ended September 30, 2017, compared to $9.4 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in spending on advertising and other marketing activities in connection with our ongoing commercialization efforts for the ARTAS System.

General and Administrative. General and administrative expenses increased $0.3 million to $3.6 million for the nine months ended September 30, 2017, compared to $3.3 million for the nine months ended September 30, 2016. The increase was primarily the result of an increase in professional service costs, consisting of accounting, consulting, legal and other professional fees incurred in connection with our preparation to become a public company.

Interest expense. Interest expense was $1.6 million for the nine months ended September 30, 2017 and $1.9 million for the nine months ended September 30, 2016. The decrease in interest expense relates to a reduction in the principal balance of our outstanding long-term debt obligations.

Other income (expense), Net. Other income (expense), net increased to $1.6 million of expense for the nine months ended September 30, 2017. The increase was attributable to the change in the fair value of our convertible preferred stock warrant liability of $1.6 million for the nine months ended September 30, 2017, compared to no change in fair value for the nine months ended September 30, 2016. The change in the fair value of our convertible preferred stock warrant liability was primarily due to an increase in the fair value of the common stock.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. Our net loss was $6.6 million and $16.8 million for the three and nine months ended September 30, 2017, respectively. Our net loss was $5.9 million and $16.9 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $163.4 million. These factors raise substantial doubt about our ability to continue as a going concern. At September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $5.8 million and $11.9 million, respectively.

In connection with our IPO, we sold an aggregate of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share aggregate cash proceeds of approximately $22.7 million, net of underwriting discounts and commissions and estimated offering costs.

Debt Obligations

In May 2015, we entered into a loan and security agreement with Oxford pursuant to which we borrowed $20 million. The loan will mature in July 2019. The loan with Oxford accrues interest at prime plus 8.5% per annum. Prior to January 1, 2017, only accrued interest on the borrowed amounts was due and payable on a monthly basis, with any outstanding accrued but unpaid interest being payable on the date we borrowed any additional amounts pursuant to the loan agreement if such funding date was not a regular interest payment date. Following January 1, 2017, the outstanding principal amounts on the borrowed amounts, plus accrued and unpaid interest, was due and payable in equal monthly amounts pursuant to a repayment schedule of 30 equal monthly payments such that all amounts outstanding are repaid on or by July 1, 2019. Our obligations under the loan with Oxford are secured by all of our current and future assets, excluding any of our intellectual property. The outstanding principal balance on the Oxford loan was $15.3 million as of September 30, 2017. The loan agreement with Oxford contains various covenants. As of September 30, 2017, we were in compliance with all required covenants.

In September 2017, we issued $5.0 million in subordinated convertible notes (Convertible Notes) that accrued interest at 5.0% per annum, in a private placement transaction with certain of our existing stockholders and their affiliated entities, including investors affiliated with certain of our directors. As of September 30, 2017, the outstanding principal balance on the Convertible Notes was $5.0 million and the accrued but unpaid interest was $18,000. Pursuant to the terms of the Convertible Notes, the aggregate outstanding principal and unpaid but accrued interest automatically converted into 718,184 shares of the Company’s common stock upon the consummation of our IPO.

Capital Resources

We have financed our operations principally through private placements of our capital stock, secured debt financing, and payments from customers. We believe that our existing cash and cash equivalents (inclusive of the net proceeds from our IPO and the issuance of the Convertible Notes) and cash expected to be generated from sales of our products, will be sufficient to fund our planned operations through the next 12 months. However, we will need additional capital to fund our future operations and we intend to obtain such capital through the sale of additional shares of capital stock or related securities. We may be unable to raise additional funds on favorable terms, or at all. Our failure to raise additional capital would have a negative impact on our financial condition and our ability to execute our business plan.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the ongoing commercialization of the ARTAS System, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the revenue we generate from our operations;
•	the scope and timing of our investment in our commercial infrastructure and sales force;
•	the costs of commercialization activities including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of the ARTAS System and the ARTAS procedure;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need to implement additional infrastructure and internal systems;
•	the research and development activities we intend to undertake in order to expand the approved indications of use for the ARTAS System;
•	the emergence of competing technologies or other adverse market developments;
•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs associated with maintaining subsidiaries in foreign jurisdictions.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
	(dollars in thousands)
Cash used in operating activities	$(14,376)	$(13,518)
Cash used in investing activities	(215)	(326)
Cash provided by financing activities	8,476	9,977

Cash Flows from Operating Activities

For the nine months ended September 30, 2017, cash used in operating activities of $14.4 million was attributable to a net loss of $16.8 million, partially offset by $2.8 million in non-cash charges and a decrease from operating assets and liabilities of $0.5 million. The non-cash charges consisted primarily of $1.6 million related to a change in fair value of preferred stock warrants, depreciation and amortization of $0.5 million, amortization of debt issuance costs of $0.4 million, and stock-based compensation of $0.3 million. The net change in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $0.7 million, in prepaid expenses and other assets of $2.3 million, and an increase in accounts payable and accrued and other liabilities of $2.5 million due to the timing of receipt and payment of vendor invoices.

For the nine months ended September 30, 2016, cash used in operating activities of $13.5 million was attributable to a net loss of $16.9 million, partially offset by $1.4 million in non-cash charges and a net change in operating assets and liabilities of $2.0 million. The non-cash charges consisted primarily of $0.5 million related to depreciation and amortization, amortization of debt issuance costs of $0.5 million, and stock-based compensation of $0.4 million. The net change in operating assets and liabilities was primarily attributable to a decrease in inventory of $1.9 million due to the sale of inventory in excess of purchases and decrease in prepaid and other assets of $0.3 million, partially offset by an overall decrease of $0.2 million in accounts payable and accrued and other liabilities due to the timing of receipt and payment of vendor invoices.

Cash Flows from Investing Activities

For the nine months ended September 30, 2017 and 2016, cash used in investing activities related to purchases of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2017, cash provided by financing activities was $8.5 million, consisting of $10.2 million in net proceeds received from the issuance of our Series C convertible preferred stock and $5.0 million from issuance of Convertible Notes.  Cash provided by financing activities was partially offset by $6.0 million of principal payments on our outstanding debt obligation with Oxford and $0.7 million of payments for financing costs related to our IPO.

For the nine months ended September 30, 2016, cash provided by financing activities was $10.0 million, primarily from the net proceeds of $9.9 million received from the issuance of our Series C convertible preferred stock and exercises of stock options.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2017, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(dollars in thousands)
Debt obligations, including interest (1)	$8,878	$7,513	$—	$—	$16,391
Convertible Notes, including interest (2)	5,267	—	—	—	5,267
Operating leases	500	1,044	873	—	2,417
Total contractual obligations	$14,645	$8,557	$873	$—	$24,075

(1)

Represents our loan with Oxford and our anticipated repayment schedule for the loan. Pursuant to our loan agreement with Oxford, the loan will mature in July 2019. The loan with Oxford accrues interest at prime plus 8.5% per annum. The outstanding principal balance on the Oxford loan was $21.3 million at December 31, 2016 and $15.3 million as of September 30, 2017, which includes a final payment of $1.3 million to Oxford on the maturity of the loan.

(2)

On September 6, 2017, we issued $5.0 million in aggregate principal amount of the Convertible Notes, which accrued interest at 5.0% per annum and had a maturity date of September 6, 2018. Pursuant to the terms of the Convertible Notes, the outstanding aggregate principal and unpaid but accrued interest automatically converted into 718,184 shares of our common stock upon the consummation of our IPO with no amount remaining outstanding on the Convertible Notes following the IPO.

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structure finance entities.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with stock-based compensation, preferred stock warrant liabilities and income taxes have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our prospectus filed on October 13, 2017 with the SEC, except for the determination of the fair value of our common stock, which was used in estimating the fair value of stock-based awards at grant date. Prior to IPO, our stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the prospectus. Following our IPO, we established a policy, using the closing sale price per share of our common stock as quoted on the NASDAQ Global Market on the date of grant for purposes of determining the exercise price per share of our share-based awards to purchase common stock.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and currency exchange rate fluctuations.

Interest Rate Risk

Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

We are exposed to interest rate risk related to our debt obligations which are subject to variable interest rates. As of September 30, 2017, a 100 basis point increase in interest rates on our debt subject to variable interest rate fluctuations would increase our interest expense $0.1 million annually.

Foreign Currency Risk

Our sales contracts are primarily denominated in U.S. dollars and, therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. Dollar could increase the real cost of our products to our customers outside of the U.S., which could adversely affect our financial condition and operating results. In addition, a portion of our operating expenses are incurred outside the U.S. and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Hong Kong Dollar, and South Korean Won. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes and legal actions arising in the normal course of our business.  There have been no material developments in legal proceedings in which we are involved during the nine months ended September 30, 2017.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below, any of which could adversely effect on our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risk described below and the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Limited Commercial History, Financial Condition and Capital Requirements

We have limited commercial history and we have incurred significant losses since our inception. We anticipate that we will continue to incur losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

We have a limited commercial history and have focused primarily on research and development, product design and engineering, establishing supply and manufacturing relationships, seeking regulatory clearances and approvals to market the ARTAS Robotic Hair Restoration System, or the ARTAS System, and selling and marketing. We have incurred losses in each year since our inception in 2002. Our net losses were approximately $6.6 million and $16.8 million for the three and nine months ended September 30, 2017, and $5.9 million and $16.9 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $163.4 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Furthermore, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. Before investing, you should consider an investment in our common stock in light of the risks, uncertainties, and difficulties frequently encountered by early-stage medical technology companies in rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•

the time, resources and expense required to develop and conduct clinical trials and seek additional regulatory clearances and approvals for the robotic implantation functionality which is in clinical development, and for any other products or indications we may develop;

•	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
•	the costs of manufacturing and maintaining sufficient inventories of our products to meet anticipated demand;
•	the costs of enhancing the existing functionality and development of new functionalities for the ARTAS System;
•	any product liability or other lawsuits related to our products and the costs associated with defending them or the results of such lawsuits;
•	the cost of growing our ongoing commercialization and sales and marketing activities;
•	the costs associated with conducting business and maintaining subsidiaries in foreign jurisdictions;
•	the costs to attract and retain personnel with the skills required for effective operations; and
•	the costs associated with being a public company.

Our budgeted expense levels are based in part on our expectations concerning future revenues from ARTAS System sales, servicing and procedure based fees. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfalls in revenue. Accordingly, a significant shortfall in market acceptance or demand for the ARTAS System and procedures could have an immediate and material adverse impact on our business and financial condition.

It is difficult to forecast our future performance and our financial results may fluctuate unpredictably.

Our limited commercial history and the rapid evolution of the markets for medical technologies and aesthetic products make it difficult for us to predict our future performance. A number of factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	physician demand for the ARTAS System and procedure usage may vary from quarter to quarter;
•	the inability of physicians to obtain the necessary financing to purchase the ARTAS System;
•	changes in the length of our sales process for the ARTAS System;
•	performance of our international distributors;
•	positive or negative media coverage of the ARTAS System, the procedures or products of our competitors, or our industry generally;
•	our ability to maintain our current, or obtain further, regulatory clearances or approvals;
•	delays in, or failure of, product and component deliveries by our third-party manufacturers or suppliers;
•	seasonal or other variations in patient demand for aesthetic procedures;
•	introduction of new aesthetic procedures or products that compete with the ARTAS System;
•	changes in accounting rules that may cause restatement of our consolidated financial statements or have other adverse effects; and
•	adverse changes in the economy that reduce patient demand for elective aesthetic procedures.

The long sales cycle, low unit volume for sales of the ARTAS System and the historic seasonality of our industry, each may contribute to substantial fluctuations in our operating results and stock price and make it difficult to compare our results of operations to prior periods and predict future financial results.

We sell a relatively small number of ARTAS Systems at a relatively high price, with each sale of an ARTAS System typically involving a significant amount of time. Because of the relatively small number of ARTAS Systems we expect to sell in any period, each sale of the ARTAS System could represent a significant percentage of our revenue for a particular period. Furthermore, due to the significant amount of time it can take to finalize the sale of an ARTAS System, it is likely that a sale could be recognized in a subsequent period which could have a material effect on our results from quarter to quarter and increase the volatility of quarterly results. In addition, our industry is characterized by seasonally lower demand during the third quarter of the calendar year, generally when both physicians and prospective patients take summer vacation. As a result of these factors, future fluctuations in quarterly results could cause our revenue and cash flows to be below analyst and investor expectations, which could cause decline in market price. Due to future fluctuations in revenue and costs, as well as other potential fluctuations, you should not rely upon our operating results in any particular period as an indication of future performance. If we do not sell ARTAS Systems as anticipated, our operating results will vary significantly from our expectations. In addition, selling the ARTAS System requires significant marketing effort and expenditure in advance of the receipt of revenue and our efforts may not result in a sale.

Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of, and for the year ended, December 31, 2016 that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and other operations or efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements such as software-updates for the ARTAS System, and seeking regulatory clearances and approvals to market future products, including the robotic implantation functionality which is in clinical development, will require substantial funds to complete. As of September 30, 2017, we had capital resources consisting of cash and cash equivalents of $5.8 million. In connection with our IPO, we raised an additional $22.7 million of proceeds, net of underwriting discounts and commissions and estimated offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of the ARTAS System, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities.

We believe our existing cash and cash equivalents (inclusive of the net proceeds from our IPO and the issuance of the Convertible Notes) and cash expected to be generated from the sale of our products, will allow us to fund our planned operations for the next twelve months. However, we will need additional capital to fund our future operations.  In addition, our operating plans may change as a result of many factors some of which may be unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay or curtail our efforts to develop enhancements to the ARTAS System, including any clinical trials that may be required to market such enhancements;
•	delay or curtail our plans to increase and expand our sales and marketing efforts; or
•	delay or curtail our plans to enhance our customer support and marketing activities.

We are restricted by covenants in our term loan agreement with Oxford Finance LLC, or Oxford. These covenants restrict, among other things, our ability to incur additional debt without Oxford’s consent, which may limit our ability to obtain additional funds.

Risks Related to Our Business

We are dependent upon the success of the ARTAS System, which has a limited commercial history. If we are unsuccessful in developing the market for robotic hair restoration or the market acceptance for the ARTAS System fails to grow significantly, our business and future prospects will be harmed.

We commenced commercial sales of the ARTAS System for hair follicle dissection in the U.S. in 2011, and expect that the revenues we generate from both system sales and servicing as well as recurring procedure based fees will account for all of our revenues for the foreseeable future. Accordingly, our success depends on the acceptance among physicians and patients of the ARTAS System as the preferred system for performing hair restoration surgery. Acceptance of the ARTAS System by physicians is significantly dependent on our ability to convince physicians of the benefits of the ARTAS System to their practices and, accordingly, develop the market for robotic-assisted hair restoration surgery. Acceptance of the ARTAS procedure by patients is equally important as patient demand will influence physicians to offer the ARTAS procedure. Although we have received FDA clearance to market the ARTAS System for the harvesting of hair follicles for transplant in the U.S. and the ARTAS System is otherwise authorized for marketing in 61 international countries, the degree of market acceptance of the ARTAS System by physicians and patients is unproven. We believe that market acceptance of the ARTAS System will depend on many factors, including:

•	the perceived advantages or disadvantages of the ARTAS System compared to other hair restoration products and treatments;
•	the safety and efficacy of the ARTAS System relative to other hair restoration products and treatments;
•	the price of the ARTAS System relative to other hair restoration products and treatments;
•	our success in expanding our sales and marketing organization;
•	the effectiveness of our marketing, advertising, and commercialization initiatives;

•	our success in adding new functionalities to the ARTAS System and enhancing existing functions; and
•	our ability to obtain regulatory clearance to market the ARTAS System for additional treatment indications in the U.S.

We cannot assure you that the ARTAS System will achieve broad market acceptance among physicians and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from ARTAS System sales, servicing and procedure based fees, any failure of this product to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.

If there is not sufficient patient demand for ARTAS procedures, our financial results and future prospects will be harmed.

The ARTAS procedure is an elective aesthetic procedure, the cost of which must be borne by the patient, and is not covered by or reimbursable through government or private health insurance. The decision to undergo the ARTAS procedure is thus driven by patient demand, which may be influenced by a number of factors, such as:

•	the success of our sales and marketing programs;
•	the extent to which our physician customers recommend the ARTAS System to their patients;
•	our success in attracting consumers who have not previously undergone hair restoration treatment;
•	the extent to which the ARTAS procedure satisfies patient expectations;
•	our ability to properly train our physician customers in the use of the ARTAS System so that their patients do not experience excessive discomfort during treatment or adverse side effects;
•	the cost, safety, and effectiveness of the ARTAS System versus other aesthetic treatments;
•	consumer sentiment about the benefits and risks of aesthetic procedures generally and the ARTAS System in particular;
•	the success of any direct-to-consumer marketing efforts we may initiate; and
•	general consumer confidence, which may be impacted by economic and political conditions outside of our control.

Our financial performance will be materially harmed in the event we cannot generate significant patient demand for procedures performed with the ARTAS System.

Our success depends in part upon patient satisfaction with the effectiveness of the ARTAS System.

In order to generate repeat and referral business, patients must be satisfied with the effectiveness of the ARTAS System. If the ARTAS System procedure is not done correctly, and or the patient suffers from complications and other adverse effects, the patient may not be satisfied with the benefits of the ARTAS System. Furthermore, if the transplanted hair follicles do not grow or survive the transplant, the patient will likely not view the procedure as having a satisfactory outcome. If patients are not satisfied with the aesthetic benefits of the ARTAS System, or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

Our success depends on growing physician adoption and use of the ARTAS System.

Our ability to increase the number of physicians willing to make a significant capital expenditure to purchase the ARTAS System, and make it a significant part of their practices, depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of the ARTAS System and the revenue that a physician can derive from performing ARTAS procedures are compelling when compared to the costs and revenues associated with alternative aesthetic treatments the physician can offer. In addition, we believe our marketing programs, including clinical and practice development support, will be critical to increasing utilization and awareness of the ARTAS System, but these programs require physician commitment and involvement to succeed. If we are unable to increase physician adoption and use of the ARTAS System, our financial performance will be adversely affected.

Our inability to effectively compete with competitive hair restoration treatments or procedures may prevent us from achieving significant market penetration or improving our operating results.

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. We designed the ARTAS System to assist physicians in performing follicular unit extraction surgery. Demand for the ARTAS System and ARTAS procedures could be limited by other products and technologies. Competition to address hair loss comes from various sources, including:

•	therapeutic options including Rogaine, which is applied topically, and Propecia, which is ingested, both of which have been approved by the FDA;
•	non-surgical options, such as wigs, hair-loss concealer sprays and similar products; and
•	other surgical alternatives, including hair transplantation surgery using the strip surgery method or using hand-held devices.

Surgical alternatives to the ARTAS System may be able to compete more effectively than the ARTAS procedure in established practices with trained staff and workflows built around performing these surgical alternatives. Practices experienced in offering strip surgery or follicular unit extractions using hand-held devices may be reluctant to incorporate, or convert their practices to offer ARTAS procedures due the effort involved to make such changes.

Many options may be able to provide satisfactory results for male hair loss, generally at a lower cost to the patient than the ARTAS System. As a result, if patients choose these competitive alternatives, our results of operation could be adversely affected.

We also face competition from other aesthetic devices that physicians may consider adding to their practice in lieu of building a hair restoration practice, for instance CoolSculpting, which is utilized for cosmetic fat reduction. As a result, if physicians choose these competitive products over building a hair restoration practice with the ARTAS System, our results of operation could be adversely affected.

Some of our competitors have a broad range of product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Our potential physician customers also may need to recoup the cost of expensive products that they have already purchased from our competitors, and thus they may decide to delay purchasing, or not to purchase, the ARTAS System.

Many of our competitors are large, experienced companies that have substantially greater resources and brand recognition than we do. Competition could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition, and results of operations.

We may not be able to establish or strengthen our brand.

We believe that establishing and strengthening the Restoration Robotics and ARTAS brand is critical to achieving widespread acceptance of the ARTAS System, particularly because of the highly competitive nature of the market for aesthetic treatments and procedures to address male hair loss. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product to assist them in performing hair restoration surgery. Given the established nature of our competitors, and our limited commercialization in the U.S., it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, the ARTAS System may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

We have limited experience with our direct sales and marketing force and any failure to build and manage our direct sales and marketing force effectively could have a material adverse effect on our business.

We rely on a direct sales force to sell the ARTAS System in the U.S. and certain markets outside the U.S. In order to meet our anticipated sales objectives, we expect to grow our direct sales and marketing organization significantly over the next several years and intend to opportunistically build a direct sales and marketing force in certain international markets where we do not have a direct sales force. There are significant risks involved in building and managing our sales and marketing organization, including risks related to our ability to:

•	hire qualified individuals as needed;
•	generate sufficient leads within our target physician group for our sales force;

•	provide adequate training for the effective sale and marketing of the ARTAS System;
•	retain and motivate our direct sales and marketing professionals; and
•	effectively oversee geographically dispersed sales and marketing teams.

Our failure to adequately address these risks could have a material adverse effect on our ability to increase sales and use of the ARTAS System, which would cause our revenues to be lower than expected and harm our results of operations.

To market and sell the ARTAS System in certain markets outside of the U.S., we depend on third-party distributors.

We depend on third-party distributors to sell, market, and service the ARTAS Systems in certain markets outside of the U.S. and to train our physician customers in such markets. Furthermore, we may need to engage additional third-party distributors to expand into new markets outside of the U.S. where we do not have a direct sales force. We are subject to a number of risks associated with our dependence on these third-parties, including:

•	the lack of day-to-day control over the activities of third-party distributors;
•	third-party distributors may not commit the necessary resources to market, sell, train, support and service our systems to the level of our expectations;
•	third-party distributors may emphasize the sale of third-party products over our products;
•	third-party distributors may not be as selective as we would be in choosing physicians to purchase the ARTAS System or as effective in training physicians in marketing and patient selection;
•	third-party distributors may violate applicable laws and regulations which may expose us to potential liability or limit our ability to sell products in certain markets
•	third-party distributors may terminate their arrangements with us on limited, or no, notice or may change the terms of these arrangements in a manner unfavorable to us; and
•

disagreements with our distributors that could require or result in costly and time-consuming litigation or arbitration which we could be required to conduct in jurisdictions with which we are not familiar.

If we fail to establish and maintain satisfactory relationships with our third-party distributors, our revenues and market share may not grow as anticipated, and we could be subject to unexpected costs which would harm our results of operations and financial condition.

To successfully market and sell the ARTAS System in markets outside of the U.S., we must address many international business risks with which we have limited experience.

Sales in markets outside of the U.S. accounted for approximately 57% of our revenue for the year ended December 31, 2016 and 66% and 60% of our revenue for the three and nine months ended September 30, 2017, respectively. We believe that a significant percentage of our business will continue to come from sales in markets outside of the U.S. through increased penetration in countries where we market and sell the ARTAS System, and with expansion into new international markets. However, international sales are subject to a number of risks, including:

•	difficulties in staffing and managing our international operations;
•	increased competition as a result of more products and procedures receiving regulatory approval or otherwise free to market in international markets;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	reduced or varied protection for intellectual property rights in some countries;
•	export restrictions, trade regulations, and foreign tax laws;
•	fluctuations in currency exchange rates;
•	foreign certification and regulatory clearance or approval requirements;
•	difficulties in developing effective marketing campaigns in unfamiliar foreign countries;
•	customs clearance and shipping delays;
•	political, social, and economic instability abroad, terrorist attacks, and security concerns in general;

•	preference for locally produced products;
•

potentially adverse tax consequences, including the complexities of foreign value-added tax systems, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws and different legal standards; and
•	increased financial accounting and reporting burdens and complexities.

If one or more of these risks were realized, our results of operations and financial condition could be adversely affected.

While traditional hair transplantation surgery has been available for many years, the ARTAS System has only been commercially available since 2011. As a result, we have a limited track record compared to traditional hair transplantation surgery and the safety and efficacy of the ARTAS System is not yet supported by long-term clinical data, which could limit sales, and the ARTAS System could prove to be less safe or effective than initially thought.

The ARTAS System that we market in the U.S. is regulated as a medical device by the U.S. Food and Drug Administration, or the FDA, and has received premarket clearance under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act, or FDCA. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (preamendments device), a device that was originally on the U.S. market pursuant to an approved premarket approval, or PMA, application and later downclassified, or a 510(k)-exempt device. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s PMA process and does not always require long-term clinical studies.

Hair transplantation surgery has been a treatment option for hair restoration for many years, while we only began commercializing the ARTAS System in 2011. Consequently, we lack the breadth of published long-term clinical data supporting the safety and efficacy of the ARTAS System and the benefits it offers that might have been generated in connection with other hair restoration techniques. As a result, physicians may be slow to adopt the ARTAS System, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Furthermore, future patient studies or clinical experience may indicate that treatment with the ARTAS System does not improve patient outcomes compared to other hair restoration techniques. Such results would slow the adoption of the ARTAS System by physicians, would significantly reduce our ability to achieve expected sales and could prevent us from achieving and maintaining profitability.

We have limited complication or patient success rate data with respect to treatment using the ARTAS System. If future patient studies or clinical testing do not support our belief that our system offers a more advantageous treatment for hair restoration, market acceptance of the ARTAS System could fail to increase or could decrease and our business could be harmed. Moreover, if future results and experience indicate that our implant products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA or other governmental clearance or approval or, CE Certificates of Conformity, significant legal liability or harm to our business reputation. Furthermore, if patients that receive traditional hair transplantation surgery, such as strip surgery, were to experience unexpected or serious complications or other unforeseen effects, the market for the ARTAS System may be adversely affected, even if such effects are not applicable to the ARTAS System.

If we choose to, or are required to, conduct additional studies, such studies or experience could, slow the market adoption of the ARTAS System by physicians, significantly reduce our ability to achieve expected revenues and prevent us from becoming profitable.

We rely on a single third-party manufacturer for the manufacturing of the ARTAS System.

Evolve Manufacturing Technologies, Inc., or Evolve, assembles the ARTAS System, and produces reusable procedure kits, disposable procedure kits, upgrade kits and spare kits used with the ARTAS System. If the operations of Evolve are interrupted or if it is unable or unwilling to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders, to provide kits required for use with existing ARTAS Systems and to repair equipment at current customer sites. Any change to another contract manufacturer would likely entail significant delay, require us to devote substantial time and resources, and could involve a period in which our products could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and results of operations.

We have two master agreements with Evolve for the supply of the ARTAS System and consumable products, including reusable procedure kits, disposable procedure kits, upgrade kits and spare kits used with the ARTAS System, pursuant to both of which we make purchases on a purchase order basis. The terms of these master agreements are substantially similar. The master agreement for the sale of ARTAS Systems was effective beginning on April 1, 2016 and the master agreement for the sale of kits used with the ARTAS System was effective beginning on March 1, 2016. Both agreements are effective for an initial term of two years and will continue to automatically renew for additional twelve month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term. We have an agreement with Evolve for the pricing of certain components at certain quantities, which requires a minimum purchase from us. Otherwise, without this agreement, Evolve is not required and may not be able or willing, to meet our future requirements at current prices, or at all. We recently amended this agreement to extend the maturity date until August 2018.

Additionally, while we do have agreements with some of our component suppliers, many of our component suppliers contract directly with Evolve and we have limited control over the components they supply or the timeliness by which they supply them. Evolve may be unable to acquire components at the quantities and prices at which we need them.

In addition, our reliance on Evolve involves a number of other risks, including, among other things, that:

•

our products may not be manufactured in accordance with agreed upon specifications or in compliance with regulatory requirements, or its manufacturing facilities may not be able to maintain compliance with regulatory requirements, which could negatively affect the safety or efficacy of our products, cause delays in shipments of our products, or require us to recall products previously delivered to customers;

•	we may not be able to timely respond to unanticipated changes in customer orders, and if orders do not match forecasts, we may have excess or inadequate inventory of materials and components;
•	we may be subject to price fluctuations when a supply contract is renegotiated or if our existing contract is not renewed;
•	Evolve may wish to discontinue manufacturing and supplying products to us for risk management reasons; and
•	Evolve may encounter financial or other hardships unrelated to our demand for products, which could inhibit its ability to fulfill our orders and meet our requirements.

If any of these risks materialize, it could significantly increase our costs, our ability to generate net sales would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors’ products, which could have a materially adverse effect on our business, financial condition and results of operations.

Furthermore, if we are required to change the manufacturer of a critical component of the ARTAS System, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture the ARTAS System in a timely manner. Transitioning to a new supplier could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of the ARTAS System or could require that we modify the design of those systems. If the change in manufacturer results in a significant change to any product, a new 510(k) clearance from the FDA or similar international regulatory authorization may be necessary before we implement the change, which could cause substantial delays. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely or cost-effective manner.

We cannot assure you that we will be able to secure alternative equipment and materials and utilize such equipment and materials without experiencing interruptions in our workflow. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment and components we require for the ARTAS System, our reputation, business, financial condition and results of operations could be negatively impacted.

If Evolve is unable to manufacture the ARTAS System in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.

To manufacture our ARTAS System in the quantities that we believe will be required to meet anticipated market demand, Evolve will need to increase manufacturing capacity, which will involve significant challenges. In addition, the development of commercial-scale manufacturing capabilities will require us and Evolve to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturer may successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

If Evolve is unable to produce the ARTAS System, reusable procedure kits, disposable procedure kits, upgrade kits and spare kits in sufficient quantities to meet anticipated customer demand, our revenues, business, and financial prospects would be harmed. The limited experience Evolve has in producing larger quantities of the ARTAS System and kits may also result in quality issues, and possibly result in product recalls. Manufacturing delays related to quality control could harm our reputation, and decrease our revenues. Any recall could be expensive and generate negative publicity, which could impair our ability to market the ARTAS System and procedures and further affect our results of operations.

Evolve’s manufacturing operations are dependent upon third-party suppliers and, in some cases, sole suppliers, for the majority of our components, subassemblies and materials, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

Evolve relies on several sole source suppliers, including Stäubli Corporation, FLIR Integrated Imaging Solutions Inc. and Preproduction Plastics Inc., for certain components of the ARTAS System, reusable procedure kits, disposable procedure kits, upgrade kits, and spare kits. These sole suppliers, and any of our other suppliers, may be unwilling or unable to supply components of these systems to Evolve reliably and at the levels we anticipate or are required by the market. For us to be successful, our third-party manufacturer and its suppliers must be able to provide products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we or Evolve encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. If we are required to transition to new third-party suppliers for certain components of the ARTAS System, we believe that there are only a few such suppliers that are capable of supplying the necessary components. A supply interruption, price fluctuation or an increase in demand beyond our current suppliers’ capabilities could harm Evolve’s ability to manufacture the ARTAS System until new sources of supply are identified and qualified. In addition, the use of components or materials furnished by these alternative suppliers could require us to alter our operations.

Our reliance on these suppliers subjects us to a number of risks that could harm our reputation, business, and financial condition, including, among other things:

•	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
•	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
•	a lack of long-term supply arrangements for key components with our suppliers;
•	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
•	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;
•	delay in delivery due to our suppliers prioritizing other customer orders over ours;
•	damage to our reputation caused by defective components produced by our suppliers;
•	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and
•	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

Where practicable, we are seeking, or intending to seek, second-source manufacturers for certain of our components. However, we cannot provide assurance that we will be successful in establishing second-source manufacturers or that the second-source manufacturers will be able to satisfy commercial demand for the ARTAS System.

If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we are unable to satisfy commercial demand for the ARTAS System in a timely manner, our ability to generate revenue would be impaired and market acceptance of our products could be adversely affected.

We forecast sales to determine requirements for components and materials used in the ARTAS System, reusable procedure kits, disposable procedure kits, upgrade kits and spare kits and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

We keep limited finished products on hand. To manage our operations, we forecast anticipated product orders and material requirements to predict our inventory needs and enter into purchase orders on the basis of these requirements. Several components of the ARTAS System require significant order lead time. Our limited historical commercial experience and anticipated growth may not provide us with enough data to consistently and accurately predict future demand. If our business expands and our demand for components and materials increases beyond our estimates, our manufacturers and suppliers may be unable to meet our demand. In addition, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of the ARTAS System and related products to our customers. In contrast, if we overestimate our requirements, we may have excess inventory, which would increase use of our working capital. Any of these occurrences would negatively affect our financial condition and the level of satisfaction our physician customers have with our business.

Even though the ARTAS System is marketed to physicians, there exists a potential for misuse by the operator of the ARTAS System by physicians, non-physicians or individuals who are not sufficiently trained, which could harm our reputation and our business.

We and our independent distributors market and sell the ARTAS System to physicians. Under state law in the U.S., our physician customers can generally allow nurse practitioners, technicians, and other non-physicians to perform the ARTAS procedures under their direct supervision. Similarly, in markets outside of the U.S., physicians can allow non-physicians to perform the ARTAS procedures under their supervision. Although we and our distributors provide training on the use of the ARTAS System, we do not supervise the procedures performed with the ARTAS System, nor can we be assured that direct physician supervision of procedures occurs according to our recommendations. The potential misuse of the ARTAS System by physicians and non- physicians may result in adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

We and our distributors offer product training sessions, but neither we nor our distributors require purchasers or operators of our products to attend training sessions. The lack of required training for operators of our product and the use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Product liability suits could be brought against us for defective design, labeling, material, or workmanship, or misuse of the ARTAS System, and could result in expensive and time-consuming litigation, payment of substantial damages, an increase in our insurance rates and substantial harm to our reputation.

If the ARTAS System is defectively designed, manufactured, or labeled, contains defective components, or is misused, we may become subject to substantial and costly litigation by our physician customers or their patients. Misuse of the ARTAS System or failure to adhere to operating guidelines can cause skin damage and underlying tissue damage and, if our operating guidelines are found to be inadequate, we may be subject to liability. Furthermore, if a patient is injured in an unexpected manner or suffers unanticipated adverse events after undergoing the ARTAS procedure, even if the procedure was performed in accordance with our operating guidelines, we may be subject to product liability claims. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for the ARTAS System or any future products;
•	damage to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to physician customers, patients or clinical trial participants;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize any future products.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could inhibit commercialization of the ARTAS System. As of September 30, 2017, we carry product liability insurance in the amount of $2.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

Our ability to market the ARTAS System in the U.S. is limited to hair follicle dissection in males that have black or brown straight hair, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We have FDA clearance to market the ARTAS System in the U.S. for dissecting hair follicles only from the scalp in men diagnosed with androgenic alopecia, or AGA, also referred to as male pattern baldness, who have black or brown straight hair. This clearance restricts our ability to market or advertise the ARTAS System treatment for women or men who do not have black or brown straight hair, which could limit physician and patient adoption of the ARTAS System. Furthermore, we have not received FDA clearance for the robotic implantation functionality which is in clinical development. Developing and promoting new treatment indications and protocols for the ARTAS System, as well as receiving regulatory approval for the commercialization of the robotic implantation functionality which is in clinical development, are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we may be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to promote the ARTAS System in the U.S. may be limited. Because we anticipate that sales in the U.S. will continue to be a significant portion of our business for the foreseeable future, ongoing restrictions on our ability to market the ARTAS System in the U.S. could harm our business and limit our revenue growth.

The clinical trial process required to obtain regulatory clearances or approvals is lengthy and expensive with uncertain outcomes, and could result in delays in new product introductions.

In order to obtain 510(k) clearance for the ARTAS System, we were required to conduct a clinical trial, and we expect to conduct clinical trials in support of marketing authorization for future products and product enhancements. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

Successful results of pre-clinical studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance or approval of our products. The data we collect from our pre-clinical studies and clinical trials may not be sufficient to support FDA clearance or approval, and if we are unable to demonstrate the safety and efficacy of our future products in our clinical trials, we will be unable to obtain regulatory clearance or approval to market our products.

In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the obtainment of the right to affix the CE Mark in the European Union; the submission to the FDA of an investigational device exemption, or IDE, application to commence a pivotal clinical trial for a new product; the enrollment of patients in clinical trials; the release of data from clinical trials; and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or failures related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•	obtaining regulatory approval to commence a clinical trial;
•

reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	manufacturing sufficient quantities of a product for use in clinical trials;
•	obtaining institutional review board, or IRB, or ethics committees approval to conduct a clinical trial at each prospective site;
•	recruiting and enrolling patients and maintaining their participation in clinical trials;
•	having clinical sites observe trial protocol or continue to participate in a trial;
•	addressing any patient safety concerns that arise during the course of a clinical trial;
•	addressing any conflicts with new or existing laws or regulations; and
•	adding a sufficient number of clinical trial sites.

Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be cleared or approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of a product, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product. In addition, patients participating in our clinical trials may drop out before completion of the trial or suffer adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial.

We could also encounter delays if the FDA concluded that our financial relationships with our principal investigators resulted in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation and/or stock options in connection with such services. If these relationships and any related compensation to or ownership interest by the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of our marketing application by the FDA. Any such delay or rejection could prevent us from commercializing any of our products in development.

Furthermore, clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, the Data Safety Monitoring Board for such trial, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with applicable regulatory requirements or our clinical protocols;
•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•	inability of a clinical investigator or clinical trial site to continue to participate in the clinical trial;
•	unforeseen safety issues or adverse side effects;
•	failure to demonstrate a benefit from using the product; and
•	lack of adequate funding to continue the clinical trial.

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our products may be harmed and our ability to generate product revenues from these products will be delayed or not realized at all. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of a clinical trial may also ultimately lead to the denial of regulatory approval of the subject product.

Our business could be adversely affected if we are unable to extend the cleared uses of the ARTAS System or successfully pursue the development, regulatory clearance or approval and commercialization of future products.

Our only product is the ARTAS System for hair follicle dissection, which has been cleared for use in the U.S. only for dissecting hair follicles from the scalp in men diagnosed with AGA who have black or brown straight hair and recipient site making in which hair follicles are transplanted. The robotic implantation functionality which is in clinical development has not been cleared or approved for commercial marketing in the U.S. Our business could be adversely affected if we are unable to extend the cleared uses of the ARTAS System or successfully pursue the development, regulatory clearance or approval and commercialization of future products. In the future, we may also become dependent on other products that we may develop or acquire. The clinical and commercial success of our products will depend on a number of factors, including the following:

•	the ability to raise any additional required capital on acceptable terms, or at all;
•

timely completion of our nonclinical studies and clinical trials, which may be significantly slower or cost more than we anticipate and will depend substantially upon the performance of third-party contractors;

•

whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support the clearance or approval and commercialization of any future indications or products;

•	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk to benefit profile of any future indications or products;
•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our future approved products, if any;
•	the timely receipt of necessary marketing approvals or clearances from the FDA and foreign regulatory authorities;
•

achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to any future products or additional approved indications, if any;

•	acceptance by physicians and patients of the benefits, safety and efficacy of any future products, if approved or cleared, including relative to alternative and competing treatments;
•	our ability to establish and enforce intellectual property rights in and to our products or any future indications or products; and
•	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

Even if regulatory approvals or clearances are obtained, we may never be able to successfully commercialize any future indications or products. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of any future products to continue our business.

Our loan agreement contains restrictions that limit our flexibility in operating our business.

In May 2015, we entered into a term loan agreement with Oxford. We borrowed $20 million under the loan agreement with Oxford. Our loan agreement with Oxford also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability, without Oxford’s consent, to, among other things:

•	sell, lease, transfer, exclusively license or dispose of our assets;
•	create, incur, assume or permit to exist additional indebtedness or liens;

•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our capital stock;
•	pay any cash dividend or make any other cash distribution or payment in respect of our capital stock in excess of $250,000 in aggregate per calendar year;
•	make specified investments (including loans and advances);
•	make changes to certain key personnel including our President and Chief Executive Officer;
•	merge, consolidate or liquidate; and
•	enter into certain transactions with our affiliates.

The covenants in our loan agreement with Oxford may limit our ability to take certain actions and, in the event that we breach one or more covenants, our lender may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate the commitment to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of September 30, 2017, we had 96 employees, with 38 employees in sales and marketing, 17 employees in customer support, 24 employees in research and development, including clinical, regulatory and certain quality control functions, five employees in manufacturing operations and 12 employees in general management and administration. We will need to continue to expand our sales, marketing, managerial, operational, finance and administrative resources for the ongoing commercialization of the ARTAS System, and continue our development activities of any future products.

Our existing management, personnel, systems and facilities may not be adequate to support our future growth. Our need to effectively execute our growth strategy requires that we:

•	identify, recruit, retain, incentivize and integrate additional employees, including sales personnel;
•	manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, financial and management controls, reports systems and procedures.

If we fail to attract and retain senior management and key personnel, we may be unable to successfully grow our business.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and other personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, our management team and other key personnel. The loss of services of any of these individuals could delay or prevent enhancement of the ARTAS System, the expansion of the ARTAS System to new indications, or the development of any future products. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service.

Competition for qualified personnel in the medical device field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel and we may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

Because we have opted to take advantage of the JOBS Act provision which allows us to delay implementing new accounting standards, our consolidated financial statements may not be directly comparable to other public companies.

Pursuant to the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Because we have elected to take advantage of this provision of the JOBS Act, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to other public companies.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, our independent registered public accounting firm will be engaged to provide an attestation report on the effectiveness of our internal control over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period.

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the market price of our stock to decline. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Market or other adverse consequences that would materially harm to our business and cause the market price of our common stock to decline.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. In particular, the ARTAS procedures will not receive coverage and reimbursement and, as a result, demand for this product will be tied to discretionary spending levels of our targeted patient population. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including weakened demand for the ARTAS System, ARTAS procedures or any future products, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and other facilities are located in San Jose, California, which in the past has experienced both severe earthquakes and floods. We do not carry earthquake or flood insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our ARTAS enterprise system, enterprise financial systems and records, manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake or flood insurance, could have a material adverse effect on our business.

Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

Our employees and independent contractors, including consultants, manufacturers, distributors, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our employees and independent contractors, including consultants, manufacturers, distributors, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; U.S. federal and state healthcare fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our nonclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Intellectual Property

We may in the future become involved in lawsuits to defend ourselves against intellectual property disputes, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, and hinder our ability to commercialize our existing or future products.

Our success depends in part on not infringing the patents or violating the other proprietary rights of others. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs in the medical industry. Whether merited or not, it is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make, use, sell, and/or export our products. Our competitors may have one or more patents for which they can threaten and/or initiate patent infringement actions against us and/or any of our third-party suppliers. Our ability to defend ourselves and/or our third-party suppliers may be limited by our financial and human resources, the availability of reasonable defenses, and the ultimate acceptance of our defenses by the courts or juries. Furthermore, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages, and/or attorneys’ fees. From time to time and in the ordinary course of business, we may develop noninfringement and/or invalidity positions with respect to third-party patents, which may or not be ultimately adjudicated as successful by a judge or jury if such patents were asserted against us.

We may receive in the future, particularly as a public company, communications from patent holders, including non-practicing entities, alleging infringement of patents or other intellectual property rights or misappropriation of trade secrets, or offering licenses to such intellectual property. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time.

The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved and the uncertainty of litigation significantly increase the risks related to any patent litigation. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, making, using, or exporting products that use the disputed intellectual property;
•

obtain a license from the intellectual property owner to continue selling, making, exporting, or using products, which license may require substantial royalty payments and may not be available on reasonable terms, or at all;

•	incur significant legal expenses;
•

pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing, potentially including treble damages if the court finds that the infringement was willful;

•	if a license is available from a third-party, we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services;
•	pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;

•	find non-infringing substitute products, which could be costly and create significant delay due to the need for FDA regulatory clearance;
•	find alternative supplies for infringing products or processes, which could be costly and create significant delay due to the need for FDA regulatory clearance; and/or
•	redesign those products or processes that infringe any third-party intellectual property, which could be costly, disruptive, and/or infeasible.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

If any of the foregoing occurs, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. Furthermore, as the number of participants in the robotic hair restoration surgery market grows, the possibility of intellectual property infringement claims against us increases.

In addition, we may indemnify our customers, suppliers and international distributors against claims relating to the infringement of the intellectual property rights of third parties relating to our products, methods, and/or manufacturing processes. Third parties may assert infringement claims against our customers, suppliers, or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, suppliers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers, or distributors or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products, or our suppliers may be forced to stop providing us with products.

Similarly, interference or derivation proceedings provoked by third parties or brought by the United Stated Patent and Trademark Office, or USPTO, or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications. We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party, or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we jointly develop intellectual property with certain parties, and disagreements may therefore arise as to the ownership of the intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy- Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switched the U.S. patent system from a “first- to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the U.S. are interpreted. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, such as Association for Molecular Pathology v. Myriad Genetics, Inc. (Myriad I), Mayo Collaborative Services v. Prometheus Laboratories, Inc., and Alice Corporation Pty. Ltd. v. CLS Bank International, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non- payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our own, which would have a material adverse effect on our business.

We may not be able to adequately protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, furthermore, may export otherwise infringing products to territories in which we have patent protection that may not be sufficient to terminate infringing activities.

We do not have patent rights in certain foreign countries in which a market may exist. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our products, and our competitive position in the international market would be harmed.

We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling our products.

We are dependent on licenses from HSC Development LLC and James A. Harris, M.D. for some of our key technologies. We do not own the patents that underlie these licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of those licenses. In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. These patents and patent applications are not written by us or our attorneys, and we did not have control over the drafting and prosecution. Our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Our assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or functionalities that are essential to our products, if such technologies or functionalities are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or functionalities that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We hold various trademarks for our products and services. Many of these trademarks are registered with the USPTO and corresponding government agencies in numerous other countries, and we hold trademark applications for these marks in a number of foreign countries, although the laws of many countries may not protect our trademark rights to the same extent as the laws of the U.S. Actions taken by us to establish and protect our trademarks might not prevent imitation of our products or services, infringement of our trademark rights by unauthorized parties or other challenges to our ownership or validity of our trademarks. If any of these events occur, we may not be able to protect and enforce our rights in these trademarks, which we need in order to build name recognition with potential partners or customers in our markets of interest. In addition, unauthorized third-parties may have registered trademarks similar and identical to our trademarks in foreign jurisdictions or may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we were not successful in challenging such third-party rights, we may not be able to use such trademarks to market our products and services in those countries. If we are unable to register our trademarks, enforce our trademarks, or bar a third-party from registering or using a trademark, our ability to establish name recognition based on our trademarks and compete effectively in our markets of interest may be adversely affected.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our consultants and vendors, or our former or current employees. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, however, any of these parties may breach the agreements and disclose our trade secrets and other unpatented or unregistered proprietary information, and once disclosed, we are likely to lose trade secret protection. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to enforce trade secret protection.

Furthermore, our competitors may independently develop knowledge, methods and know-how similar, equivalent, or superior to our proprietary technology. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology, or develop their own competitive technologies that fall outside of our intellectual property rights. In addition, our key employees, consultants, suppliers or other individuals with access to our proprietary technology and know-how may incorporate that technology and know-how into projects and inventions developed independently or with third parties. As a result, disputes may arise regarding the ownership of the proprietary rights to such technology or know-how, and any such dispute may not be resolved in our favor. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us and our competitive position could be adversely affected. If our intellectual property is not adequately protected so as to protect our market against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

Risks Related to Government Regulation

The ARTAS System and our operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business.

The ARTAS System and related products and services are regulated as medical devices subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices:

•	design, development and manufacturing;
•	testing, labeling, content and language of instructions for use and storage;
•	clinical trials;
•	product safety;
•	marketing, sales and distribution;
•	premarket clearance and approval;
•	record keeping procedures;
•	advertising and promotion;
•	recalls and field safety corrective actions;
•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•	post-market approval studies; and
•	product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

In the U.S., before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a PMA application from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (preamendments device), a device that was originally on the U.S. market pursuant to an approved premarket approval, or PMA, application and later downclassified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life- sustaining, life-supporting or implantable devices.

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance.

Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires, and the 510(k) clearance process sometimes requires, the performance of one or more clinical trials. Despite the time, effort and cost, we cannot assure you that any particular device will be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business.

In the U.S., we have obtained 510(k) premarket clearance from the FDA to market the ARTAS System for harvesting hair follicles from the scalp in men diagnosed with AGA who have black or brown straight hair. An element of our strategy is to continue to add new functionalities and enhance existing functionalities to the ARTAS System. We expect that certain modifications we may make to the ARTAS System may require new 510(k) clearance; however, future modifications may be subject to the substantially more costly, time-consuming and uncertain PMA process. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could cause our sales to decline.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that the product or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use;
•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and
•	the manufacturing process or facilities we use may not meet applicable requirements.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our products. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of medical devices and spur innovation, but its ultimate implementation remains unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may fail to obtain any marketing clearances or approvals, lose any marketing clearance or approval that we may have obtained and we may not achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies including the FDA, requiring that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency must identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations. The failure to comply with applicable regulations could jeopardize our ability to sell the ARTAS System and result in enforcement actions such as:

•	warning letters;
•	fines;
•	injunctions;
•	civil penalties;
•	termination of distribution;
•	recalls or seizures of products;
•	delays in the introduction of products into the market;
•	total or partial suspension of production;
•	refusal to grant future clearances or approvals;
•	withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our product or products; and
•	in the most serious cases, criminal penalties.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and harm our reputation, business, financial condition and results of operations.

We are subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer.

We must maintain regulatory approval in foreign jurisdictions in which we plan to market and sell the ARTAS System.

In the European Economic Area or EEA, manufacturers of medical devices need to comply with the Essential Requirements laid down in Annex II to the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE mark to medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark, manufacturers of medical devices must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the

Essential Requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the Essential Requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. With respect to active implantable medical devices or Class III devices, the manufacturer must conduct clinical studies to obtain the required clinical data, unless reliance on existing clinical data from equivalent devices can be justified. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the competent authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation will however only become applicable three years after publication. Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an impact on the way we conduct our business in the EEA.

Modifications to the ARTAS System and any future products that receive 510(k) clearance may require new 510(k) clearances or PMA approvals, and if we make such modifications without seeking new clearances or approvals, the FDA may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

The ARTAS System has received 510(k) clearance from the FDA. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to the ARTAS System in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make similar modifications or add additional functionalities in the future that we believe do not require a new 510(k) clearance or approval of a PMA. The FDA has issued a guidance document intended to assist manufacturers in determining whether modifications to cleared devices require the submission of a new 510(k), and such guidance has come under scrutiny in recent years, the practical impact of which is unclear. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, which could require us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. In addition, the FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. Any delay or failure in obtaining required clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. Any of these actions would harm our operating results.

We are subject to restrictions on the indications for which we are permitted to market our products, and any violation of those restrictions, or marketing of the ARTAS System for off-label uses, could subject us to regulatory enforcement action.

The FDA’s 510(k) clearance for the ARTAS System specifies the cleared indication for use of the product is dissecting hair follicles from the scalp in men diagnosed with AGA who have black or brown straight hair. The ARTAS System is intended to assist physicians in identifying and extracting hair follicular units from the scalp during hair transplantation.

We train our marketing and direct sales force to not promote the ARTAS System for uses outside of the FDA- cleared indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using the ARTAS System off-label when, in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use the ARTAS System off-label. Furthermore, the use of the ARTAS System for indications other than those cleared by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including, among other things, the issuance or imposition of an untitled letter, a warning letter, injunction, seizure, refusal to issue new 510(k)s or PMAs, withdrawal of existing 510(k)s or PMAs, refusal to grant export approvals, and civil fines or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

The ARTAS System may cause or contribute to adverse medical events that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with the ARTAS System, or a recall of the ARTAS System either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations. The FDA’s medical device reporting regulations require us to report to the FDA when we receive or become aware of information that reasonably suggests that the ARTAS System may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the ARTAS System. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. We cannot assure you that product defects or other errors will not occur in the future. Recalls involving the ARTAS System could be particularly harmful to our business, financial condition and results of operations because it is our only product.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for the ARTAS System in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales.

If we or our distributors do not obtain and maintain international regulatory registrations or approvals for the ARTAS System, our ability to market and sell the ARTAS System outside of the U.S. will be diminished.

Sale of the ARTAS System outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. While the regulations of some countries may not impose barriers to marketing and selling the ARTAS System or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market the ARTAS System or that we will be able to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations, clearances, or approvals may significantly differ from FDA requirements. If we modify the ARTAS System, we or our distributors may need to apply for additional regulatory approvals or other authorizations before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country, which could harm our business.

Regulatory clearance or approval by the FDA does not ensure clearance or approval by regulatory authorities in other countries, and clearance or approval by one or more foreign regulatory authorities does not ensure clearance or approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory clearance or approval in one country may have a negative effect on the regulatory process in others.

We must manufacture our products in accordance with federal and state regulations, and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.

The methods used in, and the facilities used for, the manufacture of the ARTAS System and related products must comply with the FDA’s Quality System Regulation, or QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. The ARTAS System is also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

We cannot guarantee that we or any subcontractors will take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of the ARTAS System. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with the ARTAS System or manufacturing processes could result in, among other things:

•	warning letters or untitled letters;
•	fines, injunctions or civil penalties;
•	suspension or withdrawal of approvals or clearances;
•	seizures or recalls of our products;
•	total or partial suspension of production or distribution;
•	administrative or judicially imposed sanctions;
•	the FDA’s refusal to grant pending or future clearances or approvals for our products;
•	clinical holds;
•	refusal to permit the import or export of our products; and
•	criminal prosecution to us or our employees.

Any of these actions could significantly and negatively impact supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and suffer reduced revenue and increased costs.

We may be subject to various federal and state laws pertaining to healthcare fraud and abuse, and any violations by us of such laws could result in fines or other penalties.

While procedures utilizing the ARTAS System are not currently covered or reimbursed by any third-party payor, our commercial, research and other financial relationships with healthcare providers and others may be subject to various federal and state laws intended to prevent healthcare fraud and abuse. Such laws include the U.S. federal Anti-Kickback Statute and similar laws that apply to state healthcare programs, private payors and self-pay patients; the U.S. federal civil and criminal false claims laws, such as the civil False Claims Act, and civil monetary penalties laws; state and federal data privacy and security laws and regulations; state and federal physician payment transparency laws; and state and federal consumer protection and unfair competition laws. Further, these laws may impact any sales, marketing and education programs we currently have or may develop in the future and the manner in which we implement any of those programs. Penalties for violations of these laws can include exclusion from federal healthcare programs and substantial civil and criminal penalties.

Recently enacted and future legislation may increase the difficulty and cost for us to sell our products.

In the U.S. and some non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, restrict or regulate post-approval activities and affect our ability to profitably sell our products. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, was enacted. The Affordable Care Act, imposed, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S., which, due to subsequent legislative amendments, has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018. It is uncertain the extent to which any challenges, amendments and attempts to repeal and replace the Affordable Care Act in the future may impact our business or financial condition. We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may potentially increase our costs to sell our product and decrease our profitability.

Risks Related to Our Common Stock

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid.

The market price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	the continued growth in demand for the ARTAS System and ARTAS procedures;
•	our commercialization, marketing and manufacturing prospects;
•	the continuing productivity and effectiveness of our commercial infrastructure and salesforce;
•	our financial performance;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for the ARTAS System for expanded indications and functionality;
•	our commercialization, marketing and manufacturing capabilities;
•	our expectations regarding the potential market size and the size of the patient populations for the ARTAS System;
•	the effective pricing of the ARTAS System, services and procedures;
•	the implementation of our business model and strategic plans for our business and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering the ARTAS System, along with any product enhancements;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

In addition, the stock markets in general, and the markets for medical device and aesthetic stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the market price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

An active market for our common stock may not be obtained.

Prior to our initial public offering, there had been no public market for shares of our common stock. Our stock only recently began trading on The NASDAQ Global Market, but we can provide no assurance that we will be able to maintain an active trading market on The NASDAQ Global Market or any other exchange in the future. If an active market for our common stock does not develop or is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all.  An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have very limited research coverage by securities and industry analysts. If no additional securities or industry analysts commence coverage of us, the market price or trading volume of our stock could be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, stockholder approval of any golden parachute payments not previously approved and delayed adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current market price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the number of shares outstanding as of September 30, 2017, as adjusted for the consummation of our initial public offering in October 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40.9% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions lapse, the market price of our common stock could decline. Based upon the number of shares outstanding as of September 30, 2017, and after giving effect to the consummation of our initial public offering, we will have outstanding a total of approximately 28.9 million. Of these shares, approximately 3.9 million shares of our common stock offered in the initial public offering are freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to the initial public offering will expire April 9, 2018, after which an additional approximately 25.0 million shares of common stock will be eligible for sale in the public market, of which approximately 15.2 million of which shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act. The underwriters from our initial public offering may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock- up agreements to sell or otherwise transfer shares prior to the expiration of the lock-up agreements, subject to certain requirements.

In addition, approximately 4.7 million shares of our common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The holders of approximately 23.3 million shares of our common stock, or approximately 80.6 % of our total outstanding common stock as of September 30, 2017, after giving effect to the issuance of shares in our initial public offering, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions will include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•

the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•

we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

•	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•

we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•

we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

•

the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We do not intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not intend to pay any cash dividends on our common stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Furthermore, pursuant to the loan and the security agreement between us and Oxford, we are not permitted to pay cash dividends in excess of $250,000 in aggregate per fiscal year without its prior written consent. Therefore, our stockholders are not likely to receive any dividends on their common stock for the foreseeable future. Since we do not intend to pay dividends, our stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2017, we issued and sold the following unregistered securities:

1.

On September 6, 2017, we issued $5.0 million in aggregate principal amount of subordinated convertible notes to certain of our existing stockholders that converted into 718,184 shares of our common stock upon the consummation of our initial public offering on October 16, 2017.

Use of Proceeds

On October 11, 2017, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-220303), as amended, filed in connection with our initial public offering. The initial public offering closed on October 16, 2017 and we issued and sold 3,575,000 shares of our common stock at a price to the public of $7.00 per share, which did not include the exercise of the underwriters’ option to purchase an additional 536,250 shares of our common stock. We received gross proceeds from the initial public offering of approximately $25.0 million, before deducting underwriting discounts and commissions of approximately $1.7 million, and estimated offering expenses of approximately $2.7 million. On October 26, 2017, the underwriters partially exercised their option to purchase an additional 322,910 shares or our common stock pursuant to their option to purchase additional shares. We received gross proceeds from this offering of approximately $2.3 million, before deducting underwriting discounts and commissions of approximately $0.2 million. The managing underwriter of the offering was National Securities Corporation. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 13, 2017 pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	10-17-17	3.1
3.2	Amended and Restated Bylaws	8-K	10-17-17	3.2
4.1	-Reference is made to exhibits 3.1 through 3.2.
4.2	-Form of Common Stock Certificate	S-1/A	9-18-17	4.2
10.1#	2017 Incentive Award Plan	S-8	10-17-17	99.7
10.2#	2017 Employee Stock Purchase Plan	S-8	10-17-17	99.11
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan	S-1/A	9-18-17	10.26
10.4#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Incentive Award Plan	S-1/A	9-18-17	10.27
10.5#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Incentive Award Plan	S-1/A	9-18-17	10.28
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan.
*

The certification attached as Exhibit 32.1 and Exhibit 32.2 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Restoration Robotics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 21, 2017	By:	/s/ RYAN RHODES
Ryan Rhodes
President, Chief Executive Officer

Date: November 21, 2017	By:	/s/ CHARLOTTE HOLLAND
Charlotte Holland
Chief Financial Officer