Form 10-K
period 2017-12-31
Restoration Robotics, Inc.
filed 2018-03-05
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38238

Restoration Robotics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	06-1681204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
128 Baytech Drive San Jose, CA 95134
(408) 883-6888

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The Nasdaq Stock Market, Inc.

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on February 26, 2018, was $106,858,458.

The number of shares of Registrant’s Common Stock outstanding as of  December 31, 2017 was 28,940,282.

Documents to be Incorporated by Reference

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (our "Proxy Statement") which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the close of the fiscal year ended December 31, 2017.

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2017 contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements include, but are not limited to, statements about:

•	the continued growth in demand for our ARTAS Robotic System, or ARTAS, for use in harvesting hair follicles for transplant;
•	our commercialization, marketing and manufacturing capabilities, plans and prospects;
•	the continuing productivity and effectiveness of our commercial infrastructure and salesforce;
•	our financial performance;
•	our intentions and our ability to establish collaborations and/or partnerships;
•

the timing or likelihood of regulatory filings and approvals for ARTAS for use in recipient site making or transplanting of hair follicles, and expanding the approved use of ARTAS for use in dissecting hair follicles to include women and individuals without straight brown or black hair;

•	our expectations regarding the potential market size and the size of the patient populations for ARTAS;
•	the effective pricing of ARTAS;
•	the implementation of our business model and strategic plans for our business and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering ARTAS, along with any product enhancements;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

This Annual Report Form 10-K also contains estimates, projections and other information concerning our industry, our business, and hair restoration market, including data regarding the estimated size of the hair restoration market. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I

Item 1.	Business.

Overview

We are a medical technology company developing and commercializing a robotic device, the ARTAS System, that assists physicians in performing many of the repetitive tasks that are a part of a follicular unit extraction surgery, or FUE, a type of hair restoration procedure. We believe the ARTAS System is the first and only physician-assisted robotic system that can identify and dissect hair follicular units directly from the scalp and create recipient implant sites. The ARTAS System includes the ARTAS Hair Studio application, an interactive three-dimensional patient consultation tool that enables a physician to create a simulated hair transplant model for use in patient consultations. We received clearance from the U.S. Food and Drug Administration, or FDA, in April 2011 to market the ARTAS System in the U.S., and we have sold the ARTAS System into 36 other countries. As of December 31, 2017, we have sold 94 ARTAS Systems in the U.S. and 159 internationally. As of December 31, 2017, the ARTAS System and ARTAS Hair Studio application are protected by over 81 patents in the U.S. and over 110 international patents.

The ARTAS System is comprised of the patient chair, the cart, which includes the robotic arm, integrated vision system, artificial intelligence algorithms and a series of proprietary end effectors, which are the various devices at the end of the robotic arm, such as the automated needle and punch, that interact with the patient’s scalp and hair follicles and perform various clinical functions.

The image below depicts the ARTAS System cart, including the robotic arm and the needle mechanism which houses the automated needle and punch used for follicle dissection and site making, and the ARTAS User Interface.

Market Overview

According to data collected by the International Society of Hair Restoration Surgery, or ISHRS, the global market for hair restoration procedures was approximately $4.1 billion in 2017. We believe the global hair restoration market will continue to grow due to several factors, including:

•

An aging population with disposable income and an increased acceptance of aesthetic procedures. According to data from the American Society for Aesthetic Plastic Surgery, or ASAPS, in 2016, Americans spent more than $15 billion on combined surgical and nonsurgical aesthetic procedures. Male aesthetic procedures have increased 325% since 1997.

•

A market shift to less invasive hair restoration procedures such as follicular unit extraction which, according to ISHRS, have increased from less than 10% of hair restoration procedures performed in 2004 to about 52.6% in 2017.

•	A greater number of physicians seeking patient direct pay procedures, such as hair restoration, due to increased government and private payor reimbursement restrictions.

This growing market has a significant potential patient population with approximately 35 million males in the United States suffering from androgenic alopecia, or AGA, also referred to as male pattern baldness. We have FDA clearance to market the ARTAS System in the U.S. for dissecting hair follicles from the scalp of men diagnosed with AGA who have black or brown straight hair. With this clearance we are able to market the ARTAS System to physicians to treat this growing market.

The Hair Loss Market

According to the census conducted by ISHRS, in 2016, an estimated $4.1 billion was spent globally on surgical hair restoration treatments, representing a 64% increase over the estimated $2.5 billion spent in 2014. In general, the global market for aesthetic procedures marketed towards men is significant and growing. For example, according to ASAPS statistics, the number of aesthetic procedures performed on men in the U.S. increased 325% from 1997 to 2015, to approximately $1.3 billion. The patient market for hair loss is significant with approximately 35 million men suffering from AGA in the United States alone.

Hair Loss Treatment Options and Their Limitations

The treatments for hair loss can broadly be divided between non-surgical options and surgical procedures.

Non-Surgical Options

Non-surgical options for hair loss include prescription therapeutics and non-prescription remedies. In the U.S., the FDA has authorized two prescription therapeutics for hair loss: Rogaine which is applied topically, and Propecia which is ingested in pill form. Both Rogaine and Propecia have several drawbacks, including limited efficacy in some individuals and the need for strict patient compliance in order for the treatment to have meaningful effect. Both products require strict usage without breaks and often require a minimum of six months before meaningful effect is visible. Furthermore, while uncommon and not affecting all men, Propecia can cause multiple side-effects given its systemic administration, including impotence, swelling, dizziness and weakness. In addition to prescription therapeutics, non-surgical remedies for hair loss include wigs, hair pieces and spray-on applications, which also have significant drawbacks primarily due to an unnatural aesthetic look.

Surgical Procedures

Surgical procedures to address hair loss continue to evolve and become more popular. The first of these therapies, hair plugs, was developed in the late 1950s. Due to the size of the transplanted hair follicle groups, or plugs, the transplants resulted in an unnatural look with the patient often having a “doll-hair” like appearance, the clumping or grouping of hair follicles in a visibly uniform pattern. Because of the poor aesthetic results of hair plugs, strip surgery, or FUT, follicular unit transplantation and FUE became increasingly more popular.

FUE is significantly less invasive than strip surgery. In this procedure, the physician or technician removes individual hair follicles from the patient’s scalp without removing a strip of tissue. FUE can be performed with manual hand-held punches, automated hand-held devices or with the ARTAS System. Use of manual or automated hand-held devices requires significant time, and demands that complicated, repetitive and tedious tasks be performed by a trained technician (under the supervision of a physician) or physician. We have developed the

ARTAS System to provide robotic assistance for many of the tedious and repetitive tasks that are part of an FUE procedure.

Strip Surgery

In an FUT procedure, or strip surgery, the physician uses a sharp scalpel to surgically remove a large strip of the patient’s scalp, approximately eight inches in length, and one-half inch in width and depth, from the donor area. The subsequent wound is sutured or stapled closed. Following the surgical removal of the strip of the scalp from the patient’s head, the follicular unit grafts, the natural groupings of hair follicles in the scalp, are removed from the strip of scalp by technicians using microscopes and scalpel blades. Following the removal of the individual hair follicles, technicians implant the individual hair follicles into hundreds to thousands of incisions in the patient’s scalp prepared by the physician.

Strip surgery results in a linear scar which may enlarge over time creating a poor aesthetic outcome in the donor area. As a result, strip surgery patients are generally unable to wear their hair short without revealing the scar. Furthermore, multiple strip surgeries can cause a significant stretching of the scalp which can exacerbate the appearance of this scar. There can also be complications from strip surgery, such as ongoing pain at the scar site, numbness, and potential nerve damage.

Follicular Unit Extraction Using Hand-Held Devices

In part as a solution to the significant scarring and other drawbacks of strip surgery, the follicular unit extraction, or FUE, procedure was developed in the early 2000s. In an FUE procedure, rather than surgically removing a portion of the patient’s scalp, each hair graft is individually dissected from the scalp for transplantation. Because a strip of the patient’s scalp is not removed, a FUE procedure avoids a long linear scar and reduces the post-operative pain and numbness associated with strip surgery. Following the dissection of the individual hair follicles, the physician uses a hand-held device to remove the hair follicles. After harvesting, the individual hair follicles are implanted in the same way as in a strip surgery procedure.

Drawbacks of Strip Surgery and FUE Surgery Using Hand-Held Devices

While strip surgery and FUE surgery using a hand-held device, or manual FUE, can provide significant, long-term results in restoring hair, there are several limitations associated with these procedures.

•

Technician training. Strip surgery and manual FUE procedures require dexterity, demanding hand-eye coordination, and attention to detail by all members of the transplant team. Technicians must handle the delicate grafts carefully and place them into site incisions during implantation without damaging the grafts. For strip surgeries in particular, a technician must undergo significant training to dissect grafts under a microscope and it can take a significant period of time for a technician to become proficient.

•

Labor intensive. Both strip surgery and manual FUE procedures require a large team of technicians to perform the procedure, generally requiring between four and eight technicians. The labor intensiveness and time consuming nature of these techniques limits the number of procedures physicians are able to perform.

•

Long learning curve. Both strip surgery and manual FUE procedures require a major investment of time on the part of physicians and technicians to learn the technique. A physician must commit a substantial amount of time to learn the manual FUE harvesting technique and they often report that the technique is technically and ergonomically challenging. Initially, a physician may only be able to harvest a limited number of grafts per hour, which may ultimately affect the size of the hair transplant procedure the physician is able to perform. In addition, the follicles harvested by a physician using the FUE technique may not be of a high quality. Even physicians and technicians who are highly experienced may have results with high transection rates while performing a manual FUE procedure. For strip surgeries, there is a significant time investment made to train each technician to dissect grafts under a microscope, handle the delicate grafts with instrumentation and to place the grafts into the site incisions during implantation.

•

Surgical planning and recipient site making. In making the recipient sites into which hair follicles are transplanted, the ability of the physician and the technician to visualize and avoid injuring existing hair is limited to what they can achieve with magnified lenses. As a result, this limited visualization may compromise the aesthetic outcome. Additionally, manual site making can present additional issues and complications, including cutting into and damaging existing healthy hair, difficulty in matching existing hair angles, successfully creating a random distribution pattern for implantation in order to create a more natural look, and creating sites with a consistent and optimal depth.

•

Lack of high quality visualization tools for the patient. Generally, hair restoration physicians utilize before and after pictures of previous patients and grease pens to delineate the transplant area. These are typically the only available tools to assist the patient in understanding the aesthetic effect of the procedure and do not provide information to visualize the expected outcome illustrated on the actual patient.

•

Inconsistency in performance. Both strip surgery and manual FUE procedures require either physicians or technicians to perform the repetitive and tedious tasks of dissecting grafts over a long period of time. In a strip surgery, the technicians are required to dissect the individual follicles from the harvested strip of the patient’s scalp, whereas in a manual FUE procedure the physician and technicians are required to harvest each individual follicle directly from the patient’s scalp. As a result of this lengthy and tedious process, the physician or technician may begin to fatigue and his or her ability to maintain the concentration necessary to consistently extract high-quality grafts without causing follicle damage may diminish. In addition, graft dissection productivity may decline during the long procedure due to fatigue.

The ARTAS Solution

We believe the ARTAS System addresses many of the shortcomings of other hair restoration procedures. The ARTAS System is capable of robotically assisting a physician through many of the most challenging steps of the hair restoration process, including the dissection of hair follicles, site planning and recipient site making. We believe, with this assistance, the ARTAS System can help shorten the often long learning curve for both physicians and technicians to become proficient in performing hair restoration procedures. In addition, we believe that by assisting the physician and technicians with many of the repetitive and tedious tasks associated with the hair restoration procedure, the ARTAS System can make hair restoration procedures less labor intensive and can reduce inconsistent results. Further, we believe the ARTAS System’s Site Making functionality, which includes an enhanced imaging system and sophisticated algorithms, helps physicians avoid damaging existing follicles and enables them to create a more natural, aesthetically pleasing outcome for the patient.  In addition, we have a robotic implantation functionality that is currently in clinical development which, if cleared for marketing, will enable the ARTAS System to implant harvested hair follicles. We recently submitted a 510(K) application for the implantation functionality in 2018. Our platform includes the ARTAS Hair Studio application which can simulate pre-procedure and post-procedure outcomes and can be utilized during the patient consultation and education process.

The ARTAS procedure provides patients with a minimally invasive, less painful alternative to strip surgery. The ARTAS System has a faster recovery time and avoids the long linear scar at the back of the patient’s head. The ARTAS Hair Studio application allows patients to visualize the expected post-procedure outcome through a three-dimensional model. We believe this patient-physician interaction can provide patients more confidence and make the patient more comfortable in undergoing the procedure. Due to these advantages, we believe the ARTAS System and the ARTAS Hair Studio application are appealing to potential patients considering a hair transplant or those that are using less effective treatments, such as prescription therapeutics or other non-surgical products.

In addition to the advantages afforded to patients, we believe the ARTAS System and the ARTAS Hair Studio application provide compelling benefits for physicians. The ARTAS System’s image-guided robotic capabilities allow physicians to perform procedures with fewer staff than what might be required for a traditional strip surgery or a FUE procedure using hand-held devices. With the robotic assistance provided by the ARTAS System, we believe physicians and technicians will be able to perform the complicated, repetitive and tedious task of dissecting hair grafts with less fatigue and greater productivity than would be possible in a manual FUE procedure. In addition, we believe the ARTAS System, through its ergonomic and easy-to-use platform, in tandem with the high quality training we provide, can significantly shorten the learning curve for physicians and technicians.

We strategically market the ARTAS System to hair restoration surgeons, dermatologists, plastic surgeons and aesthetic physicians. We believe we are able to reach our target physician customers effectively through focused marketing efforts. These efforts include participation in trade shows, scientific meetings, educational symposiums, webinars, online advertising and other activities. For physicians who purchase the ARTAS System, we provide comprehensive clinical training, practice-based marketing support, as well as patient leads. For example, we believe we help our physician customers increase the number of procedures performed by assigning a practice success manager, or PSM, to provide assistance in building the physician-customer’s hair restoration practice. Support from a PSM includes the deployment of patient marketing materials, assisting with social media and digital marketing strategies, and other marketing and sales support.

Advantages of the ARTAS Procedure

Patient Value. We believe the ARTAS System and the ARTAS Hair Studio application significantly improve the patient experience and outcome in hair transplantation procedures in the following ways:

•

Through the ARTAS System, the dissection of grafts is performed in a manner that leaves only small pinpoint scars that heal faster and are less detectable than the larger post-operative linear scar that would be produced from strip surgery. As a result, an ARTAS procedure can, in many cases, offer a shorter recovery time and can enable patients to resume their daily lifestyle faster than with strip surgery. In addition, the ARTAS procedure allows patients to wear their hair short without a noticeable scar.

•

The ARTAS Hair Studio application enables patients to interact with their physician to make educated decisions on graft numbers and implant placements to achieve their desired aesthetic outcome and to view a simulation of their potential result. We believe this process and interaction give patients more confidence in undergoing a procedure since they have direct input into their treatment and can preview the expected outcome.

•

The ARTAS Site Making functionality translates the physician-patient site design onto the patient’s recipient area. The ARTAS System’s enhanced imaging system and sophisticated algorithms enable the ARTAS System to rapidly create recipient sites at precise depths, replicate pre-existing hair angles, avoid damaging the healthy pre-existing hair and adjust the distribution of the recipient sites to optimally fill in the transplantation area. We believe these elements can contribute to a superior aesthetic outcome.

Physician Value. We believe the ARTAS System provides physicians compelling economic benefits and enables physicians to achieve consistent reproducible results. As a result, we believe the ARTAS procedure also offers an attractive addition to existing dermatology, plastic surgery or aesthetics practices whether they do or do not provide hair restoration procedures.

•	Hair restoration procedures are generally paid for by the patient and do not involve the complexity of securing reimbursement from third-party payors.
•

We believe the ARTAS System’s image-guided robotic capabilities allow physicians to perform hair restoration procedures with fewer staff required than a traditional strip surgery or a manual FUE procedure - procedures can also be performed with less physician and technician fatigue.

•

Because we provide high quality training for physicians and their clinical teams on the use of the ARTAS System and because the robotic system and its intelligent algorithms assist these teams in performing hair restoration procedures, we believe we can significantly shorten the learning curve necessary for hair transplantation procedures using the ARTAS System. This shorter learning curve can reduce barriers to entry for a new hair restoration practice. It can also ease the adoption of a new technology into existing practices.

Clinically-Established Results. Four peer-reviewed clinical publications have demonstrated the quality and consistency of grafts produced by the ARTAS System. One published study indicated average damage rates for the hair follicles, or transection rates, with the ARTAS System were as low as 6.6%, with a second study documenting average transection rates as low as 4.9% in a Korean population of patients. The third study documented that the ARTAS System can be programmed by the physician to select follicular units with larger groupings of hairs while skipping single hair grafts, which allows physicians to choose particular follicular units depending on the hair density they are trying to achieve, providing a clinical benefit as measured by the increase in hairs per harvest of 17% and as measured by the increase in hairs per graft of 11.4%. Results were statistically significant with a p-value less than 0.01.  This study also demonstrates the ability of robotic follicular unit graft selection to increase the amount of hairs a physician can extract for each incision made in the donor area. The fourth study demonstrated that FUE cases larger than 2,500 grafts, or mega-sessions, are possible using the ARTAS System. These peer-reviewed publications demonstrate the reproducibility and consistency of dissection results from the ARTAS System in a diverse group of patients, even as the system is used by different clinicians. To our knowledge, there are no other peer-reviewed clinical publications that demonstrate the reproducibility of results utilizing other products in FUE or strip surgery procedures. We intend to encourage scientific research in the study of hair restoration to improve our technology, solutions, enhance understanding of our industry and educate physicians on the capabilities of the ARTAS System.

The ARTAS System and Procedure

We believe the ARTAS System with the ARTAS Hair Studio application have improved multiple phases of the hair transplantation procedure, which include patient consultation, harvesting, recipient site making and implantation.

Patient Consultation

During the initial consultation process, potential patients want to understand their hair restoration procedure and visualize its aesthetic outcome. Traditionally, physicians have used pre-procedure and post-procedure pictures of previous patients to illustrate how a new patient’s results might look, requiring a patient to use their imagination to visualize the potential results. Physicians may also use a grease pen to draw the areas directly on the patient’s head to show where grafts could be implanted.

We introduced the ARTAS Hair Studio application in 2014 to make the consultation more informative, interactive and easy for physicians to utilize. The ARTAS Hair Studio application produces a three-dimensional rendering of the recipient area viewable on a tablet device. The physician can draw on the tablet to simulate alternative cosmetic outcomes. A patient can, in real-time, visualize the simulation and look at various outcomes based on the number of grafts to be implanted and placements of the graphs. Since hair transplantation prices charged by physicians often vary based on the number of grafts, this aids both the physician and patient in arriving at a site plan that balances outcome expectations and patient price sensitivities.

The following is an example of a ARTAS Hair Studio pre-procedure and post-procedure simulation:

Harvesting

During the harvesting phase of the hair restoration procedure, the robotic arm and integrated vision system work in tandem to identify the optimal hair follicles to be used in the procedure. The ARTAS vision system uses proprietary algorithms to identify individual hair follicles, growth angle, density, thickness, length and follicle grouping and to determine which grafts to dissect and the optimal order in which they should be dissected. The algorithms recalculate 60 times per second, accommodating patient movement, to provide the physician with accurate up-to-date information during the course of the procedure. We believe these assessments directly correlate to the quality of the outcome and the state of the donor area. This is important as we believe it affects how the donor area will appear following the procedure, and the potential viability for subsequent harvesting for future transplantation procedures. The ARTAS System harvesting user interface provides the physician with enhanced control during the procedure. An example of the harvesting user interface appears as follows:

Following the vision system’s identification of the optimal hair follicles for transplant, the ARTAS System dissects these follicles using a sharp needle to score the epidermis and a punch, coaxial with the needle, to separate the graft from the surrounding tissue. In the final step of the harvesting phase, the grafts are removed manually with forceps by the physician or the technician. The grafts are then cleaned, inspected and prepared for implantation.

During the procedure, the physician has the ability to customize the dissection incisions by choosing a needle and punch that will produce 0.8mm, 0.9mm or 1.0mm incisions. The image below illustrates a typical ARTAS System punch and needle:

The needle travels at approximately 2,500 mm to 3,000 mm per second when it contacts the skin. This provides targeted precision and a cleanly scored incision. The punch then spins at 3,000 rpm and loosens the grafts from the surrounding tissue. In a clinical setting, we have observed that the dissection cycle takes between one to two seconds per graft, depending on the length of the graft. In a clinical setting, the ARTAS System has been shown to move from graft to graft at a rate of approximately one to three seconds, thereby enabling the ARTAS System to dissect a graft every two to five seconds, or approximately 720 to over 1,800 grafts per hour. The ARTAS System enables the physicians to adjust dissection parameters to accommodate for different types of skin, and manipulate graft selection algorithms based on patient needs. The ARTAS System can be programmed to dissect as many grafts as appropriate thus maximizing the use of the donor area. It can also be programmed to dissect grafts with more than two hairs each, thereby increasing the hair yield or the number of hairs per graft.

During the harvesting phase of the hair transplantation procedure, the patient may be lightly sedated and the integrated vision system can track patient movement and pause if excessive movement is detected.

Recipient Site Making

Sites, or incisions, are created to receive the harvested grafts. This task is generally performed by the physician. Prior to the ARTAS System, site making was performed manually using a hand-held tool or needle to create hundreds to thousands of tiny incisions in the scalp. This is a critical step as it creates the hair pattern in which the harvested grafts will grow. From communications with physicians we have found that, typically, a physician can manually create approximately 1,500 sites per hour. Precision and consistency, however, can be affected by experience, hand-eye coordination and fatigue.

The ARTAS System Site Making functionality incorporates artificial intelligence and robotics precision to strategically make surgical incision sites for implanting hair follicles, while also identifying and avoiding injuring healthy follicles in proximity of the implantation sites. This allows the patient’s hair to look more natural and prevents damaging existing healthy hair in the transplant area which we believe would result in patients with more hair than if the sites were made manually.

Robotic recipient Site Making, introduced in 2015, is performed by the physician, who develops the ARTAS System treatment plan, or map, identifying where to make the incisions on the patient. The treatment plan is prepared using three-dimension modeling software that takes one picture of the patient’s recipient area and generates a three-dimensional map that is utilized by the ARTAS System. With entry angle accuracy, consistency and precise depth control, the ARTAS System creates the recipient sites using a small solid core needle or a blade at a rate of approximately 2,500 to 3,000 sites per hour, which is significantly faster than the approximately 1,500 sites per hour achieved manually.

Implantation

Following the site making phase of the hair transplantation procedure, the physician and/or technicians manually implant the grafts in the robotically created sites made by the ARTAS System. To help facilitate implantation, we are developing a robotic implantation functionality. We believe this robotic implantation functionality, if approved, will help further shorten the learning curve, improve the consistency and reproducibility of results by protecting permanent hair and reducing inconsistencies associated with manual implantation, and could potentially reduce the amount of time each graft spends outside of the scalp and decrease the overall time required for implantation. During the clinical development of the robotic implantation functionality, we have explored several options for delivering this new functionality to existing ARTAS customers. While we have not determined how this functionality will be incorporated into our current ARTAS System, we are committed to providing our current customers a means to access the implantation functionality if and when it is approved.

This robotic implantation functionality is currently in clinical development and is not approved for commercial use. Our ongoing clinical trial for the implantation functionality is a multi-center, double arm, blinded control study comparing the safety and efficacy of the ARTAS System and manual implantation. The primary endpoint for the clinical trial is determining that the robotic implantation is not inferior to the manual implantation as determined by hair follicle growth at six months and nine months. As of December 31, 2017, a total of 32 patients have been enrolled in the trial. We expect to report the results of our clinical trial in the coming months. In addition, we recently submitted a 510(K) application for the implantation functionality and if approved, we expect to be able to commence commercial marketing of the implantation functionality in 2018.

ARTAS Kits for Harvesting and Site Making

The ARTAS System utilizes a set of disposable and reusable kits for our Harvesting and Site Making functionality. Each system comes with a set of reusable items. The disposable kits are included with the purchase of procedures.

Our Growth Strategy

Our goal is to expand the commercialization of the ARTAS System so that it becomes the standard of care for hair transplantation. The key elements of our strategy to achieve this goal are to:

•

Broaden Our Physician Customer Base. In addition to continuing to market the ARTAS System to traditional hair restoration practices, we continue to expand our direct sales efforts to include other physician specialties, such as dermatology and plastic surgery. In both the traditional hair restoration practices and other customer bases, we will be selective in identifying those practitioners who have a track record of successful integration of new technologies and a strong desire to build a hair restoration practice around the ARTAS System.

•

Expand Our International Business. According to ISHRS, the size of the international hair restoration market is larger than the U.S. market and in certain markets FUE is already believed to be the preferred method for hair restoration surgery. We are focused on increasing our market penetration overseas and building global brand recognition. In 2017, approximately 58% of our revenue was generated outside of the US. We intend to continue to bolster our international business by adding distributors and sales support staff, which we believe will help to increase sales and strengthen physician relationships in our international markets.

•

Continue to Innovate. Since the introduction of the ARTAS System in 2011, we have regularly introduced new innovations and updates to the ARTAS System, and we intend to continue this innovation going forward. For example, we are developing a robotic implantation functionality to the ARTAS System which is in clinical development. We also intend to continue to refine our harvesting technology and user interface, while making ongoing investments in research and development driven by customer feedback and market demands. Furthermore, we may pursue expanding the cleared indications of use beyond men with a specific hair type so that the ARTAS System can be more broadly utilized.

•

Drive Increased Utilization. In addition to revenue from system sales and servicing, we also generate revenue from procedure based fees. We will continue to work collaboratively with our physician customers to increase utilization by introducing new functionalities, technology and innovations. In addition, we believe we can increase procedure revenue by helping physicians build their practice through our marketing and training support. To achieve all of these goals, we intend to utilize our teams of clinical training managers, or CTMs, PSMs and field service engineers to work with and to support our physician customers in developing profitable ARTAS practices.

Research and Development

Since we started selling the ARTAS System in 2011, we have introduced a number of new functionalities and enhancements designed to make the use of the ARTAS System more intuitive for clinicians and more comfortable for patients with the ultimate goal of improving clinical outcomes.

Our research and development efforts are focused on improvements which continue to refine our Harvesting and Site Making functions. We are also developing a robotic implantation functionality for the ARTAS System which is in clinical development. We also intend to continue to improve our user interface, while making ongoing investments in research and development driven by customer feedback and market demands. For the years ended December 31, 2017, 2016 and 2015, we incurred research and development expenses of $7.1 million, $7.5 million and $7.4 million, respectively.

Intellectual Property

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2017, we had 81 issued U.S. patents, primarily covering the ARTAS System and methods of use, the earliest of which expire in 2021, 20 pending U.S. patent applications, 110 issued foreign patents, some of which preserve an opportunity to pursue patent rights in multiple countries, and 38 pending foreign patent applications.

Our patents cover the ARTAS Hair Studio and ARTAS System’s robotic mechanism, vision system, methods and algorithms of harvesting and making recipient sites, industrial designs and hardware. Our pending patent applications may not result in issued patents, and we cannot provide assurance that any current or subsequently issued patents will protect our intellectual property rights. Third parties may challenge certain patents issued to us as invalid, may independently develop similar or competing technologies or may design around any of our patents. We cannot be certain that any of the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights in these countries as fully as in the U.S.

There is no active patent litigation involving us and we have not received any notices of patent infringement.

License Agreement with HSC Development LLC and James A. Harris, MD

In July 2006, we entered into a license agreement, or the HSC license agreement, with HSC Development LLC, or HSC, and James A. Harris, M.D., as amended, pursuant to which we received an exclusive, worldwide license to develop, manufacture and commercialize products covered by any of the licensed patent rights or that incorporate the licensed technology in the field of performance of hair removal and implantation, including transplantation, procedures using a computer controlled system in which a needle or other device carried on a mechanized arm is oriented to a follicular unit for extraction of same, or to an implant site for implantation of a follicular unit, or some combination thereof. Under the HSC license agreement, we are developing the ARTAS System to be utilized as a robotic system to assist a physician in performing hair restoration procedures. In consideration for the license, we issued to HSC 25,000 shares of our common stock and paid HSC a one-time payment of $25,000. The license grant is perpetual, and the license agreement does not provide a right for HSC or Dr. Harris to terminate the HSC license agreement. The licensed patents cover, in general, a method and device for the extraction of follicular units from a donor area on a patient. The method includes scoring the outer skin layers with a sharp punch, and then inserting a blunt punch into the incision to separate the hair follicle from the surrounding tissue and fatty layer. The method and device significantly decrease the amount of follicular transection and increase the rate at which follicular units can be extracted. There are other embodiments not herein disclosed. The licensed patents will expire from 2025 through 2030.

Sales and Marketing

We generate revenue from the sale and service of ARTAS Systems and procedure based fees. Generally, our physician customers either purchase their procedures online or through distributors. In the U.S., customers pay in advance generally on a per hair follicle basis for the hair follicles to be harvested, and on a per procedure basis for

Site Making. Outside of the US, physician customers pay in advance, generally on a per procedure basis for both hair follicle Harvesting and Site Making. Customers generally either purchase their ARTAS System directly or finance their purchase through third parties. We do not provide financing to our customers.

We sell the ARTAS System, provide service and generate procedure based fees. In the U.S. we generate revenue through our direct sales force. Outside of the U.S. we utilize our direct sales force as well as third-party distributors. As of December 31, 2017, we have sold the ARTAS System in 37 countries.

U.S. Sales

We sell the ARTAS System, provide service and generate procedure based revenue by helping our physician customers build their hair restoration practice, through a direct sales force in the U.S. which, as of December 31, 2017, included four regional sales managers, or RSMs, six CTMs and five PSMs.

Regional Sales Managers

Our RSMs are responsible for coordinating and executing the direct sales of the ARTAS Systems. We target potential customers through marketing events and programs, and we leverage longstanding RSM relationships with dermatologists, plastic surgeons and cosmetic aesthetic surgeons.

Clinical Training Managers

Our CTMs provide high quality, comprehensive training and education to physicians on the use of the ARTAS System and on how to build their hair restoration practices. As of December 31, 2017, our CTM team is comprised of six highly-skilled professionals with an average of over 10 years of experience in training physician practices in hair restoration or other aesthetics procedures and surgery. We provide this initial training to assist physicians and their staffs in performing the ARTAS procedure in accordance with the product’s cleared instructions for use. Prior to the installation of the ARTAS System, the CTMs meet with the physician and their technicians to assess the level of training that will be required.

Our CTM training programs involve product and procedure training. During this initial training, we typically have one to three CTMs on site. We have found that a key to adoption and utilization of the ARTAS System is clinical confidence in the ARTAS System technology and procedure. We often conduct onsite physician training when we introduce innovations, such as the ARTAS Hair Studio application and our Site Making functionality.

Practice Success Managers

Our PSMs are responsible for helping our physician customers build awareness and market the ARTAS procedure and increase ARTAS brand-awareness. Our PSMs average over five years of experience in developing hair restoration practices and aesthetics practices. They form strong relationships with our customers and consult on how to integrate the ARTAS System into their practices, while raising awareness of the procedure among potential patients. This process often begins before the ARTAS System is installed at the customer site. Our PSMs work closely with the team that will manage the ARTAS business at the practice level to establish goals and develop detailed strategies to achieve these goals. This includes extensive training and coaching with respect to the patient consultation process. We provide easily implemented marketing tools allowing practices to create individually tailored website content, direct mail advertisements, print ads for magazines and newspapers and brochures. In addition, PSMs consult on methods to raise awareness of the ARTAS procedure through practice events, public relations, television, and radio advertising and other channels.

International Sales

We are developing selected markets outside the U.S. through a combination of direct selling and a network of distribution partners. As of December, 31 2017, we have three regional directors overseeing Asia, Europe, the Middle East, Africa and Latin America. These regional directors are responsible for coordinating direct sales, as well as the management of our distribution partners within these regions. There are four sales personnel directly selling in nine countries, as well as an international sales team of 15 employees supporting 20 independent distributors who market the ARTAS System in 27 countries. We require our distributors to provide technical service, clinical education, training and practice development.

In international markets, we utilize a variety of tools to market to physicians. We have two employees supporting marketing-related activities dedicated to international regions. We provide market support for our existing international ARTAS System owners that is substantially similar to the support we provide to owners in the U.S., either directly or indirectly through our distributors. We also market at major medical and scientific meetings, as well as tradeshows. Furthermore, we sponsor the ARTAS Symposia where physicians can view live ARTAS procedures and attend physician lectures and panel discussions led by key opinion leaders to learn how to develop successful ARTAS practices.

Competition

We compete directly in the surgical hair restoration market. We consider our direct competition to be strip surgeries and FUE procedures using hand-held devices. Among FUE procedures, we face specific competition from the manufacturers of hand-held devices, such as NeoGraft, which is a 510(k) exempt Class I device for use in hair transplantation procedures. We believe there are less than a dozen manufacturers of hand-held devices for FUE procedures. NeoGraft, similar to certain other hand-held FUE devices, consists of a hand-held sharp punch that is motorized to dissect and to use suction to remove grafts from the scalp.

We believe that the primary competitive factors in this market are:

•	company and product brand recognition;
•	effective marketing and education;
•	sales force experience and access;
•	product support and service;
•	technological innovation, product enhancements and speed of innovation;
•	pricing and revenue strategies;
•	product reliability, safety and durability;
•	ease of use;
•	consistency, predictability and durability of aesthetic results;
•	procedure costs to patients; and
•	dedicated practice development teams; and dedicated clinical training teams.

Many of our surgical device and equipment competitors have greater capital resources, sales and marketing operations and service infrastructures than we do, as well as longer commercial histories and more extensive relationships with physicians.

Strip surgery and some manual FUE procedures have a greater penetration into the hair restoration market. We face resistance from some established hair restoration practices in converting to ARTAS procedures due to workflow and staffing changes required, even though we believe that staffing requirements are reduced with the adoption of ARTAS procedures.

We face competition to recruit and retain qualified sales, training and other personnel.

We face competition for attention from our distributors as they may also sell other non-competing products.

Our indirect competition includes non-surgical treatments for hair loss, such as prescription therapeutics, including Propecia, and non-prescription remedies, such as wigs, hair pieces and spray-on applications. We also face competition from other aesthetic devices that physicians may consider adding to their practice in lieu of building a hair restoration practice.

Manufacturing

The ARTAS System, reusable and disposable kits and upgrade kits are assembled exclusively for us by Evolve Manufacturing Technologies, Inc., or Evolve, a contract manufacturer based in Fremont, California. We have two master agreements and a component pricing agreement with Evolve for the supply of the ARTAS System, and consumable products, including reusable and disposable procedure kits and upgrade kits used with the ARTAS System, pursuant to both of which we make purchases on a purchase order basis. The terms of these master agreements are substantially similar. The master agreement for the sale of ARTAS Systems was effective beginning on April 1, 2016 and the master agreement for the sale of kits used with the ARTAS System was effective beginning on March 1, 2016. Both agreements are effective for an initial term of two years and will continue to automatically renew for additional twelve month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term. Our agreement with Evolve for the pricing of certain components at certain quantities was effective on August 1, 2016 and expires on August 1, 2018. Otherwise, Evolve is not required, and may not be able or willing, to meet our future requirements at current prices, or at all.

The components that make up the ARTAS System are manufactured by many different providers, including major components manufactured by sole source suppliers, such as the robotic arm, which is manufactured by Stäubli Corporation, the cameras, which are manufactured by FLIR Integrated Imaging Solutions Inc. and the product casing, which is manufactured by Preproduction Plastics Inc. Each of the ARTAS Systems undergoes testing at multiple interim stages during the manufacturing process, and is tested during one last time prior to delivery.

Given that we utilize one partner to assemble the ARTAS System and the reusable and disposable kits, and source manufacturing of its component parts, we do not believe we could replace Evolve without incurring any material delay or other significant effects on production. We may also have difficulty maintaining sufficient production requirements in the event that Evolve’s relationship with any of Evolve’s sole source suppliers or manufacturers terminates in the future. Where practicable, we are seeking, or intending to seek second-source manufacturers for certain of our components. We believe that existing third-party facilities will be adequate to meet our current and anticipated manufacturing needs. In the last three years, we have not experienced any material delays in obtaining any of our products, nor has the ready supply of finished product to our customers been adversely affected.

In the U.S., we and Evolve are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The QSR covers the methods and documentation used in, and the facilities used for the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. In international markets, we also maintain various quality assurance and quality management certifications. We have obtained the following certifications that enable us to market our products in the European Union member states: Quality Management System ISO 13485 certificate, EC certificate #3806999CE01. We have additionally obtained and maintain our product registration in a number of other foreign markets such as Canada and China.

Services and Support

We provide a warranty that typically has a term of one year and covers all the components of the system. Once the warranty expires, customers have the option of purchasing a service contract, which is typically for a term of one or two years. The service contracts that we offer cover preventative and corrective maintenance visits for all components of the system as well as system updates.

For both warranties and service contracts, the customer’s typical first point of contact for system failures or other technical issues is our customer support line. If the problem cannot be resolved over the phone or by directly connecting to the customer’s system electronically, a field service engineer will be dispatched to the customer site. We generally have a 24-hour response time or less for service calls. Our goal is to minimize the disruption caused by a service event.

We strive to provide highly responsive service and support for the ARTAS System. Our disposable and reusable kits are shipped from Legacy Transportation Services Inc. All kits are identified with lot numbers and date codes that indicate the expiration date of the product and are fully warranted until the date of expiration. We maintain a staff of customer service personnel in our San Jose, California facility that is available by phone to answer questions regarding the use of the ARTAS System. In addition, in the U.S. and certain international territories, our direct service organization provides on-site support and training to our customers in the use of the ARTAS System.

In the U.S. and certain international territories, the ARTAS System is shipped to a customer’s site for installation by one of our Field Service Engineers and training by one of our CTM’s. Our Field Service Engineers, CTMs and PSMs provide post-installation support and service.

In markets where we utilize distributors, the ARTAS System is serviced and supported through our independent distributors. We typically provide distributors with a warranty for each ARTAS System during the warranty period. Once the warranty period ends, the distributors have the option to continue providing support to the end-user customer by purchasing parts through our Parts and Services program or on an as-needed basis.

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the U.S., as well as comparable authorities in foreign jurisdictions. Our products are subject to regulation as medical devices in the U.S. under the Federal Food, Drug, and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval application, or PMA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient, and Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed. To date, our products have been subject to the 510(k) clearance process.

510(k) Marketing Clearance Pathway

To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is ‘‘substantially equivalent’’ to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from nine to twelve months, but may take significantly longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

If the FDA agrees that the device is substantially equivalent to a predicate device on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, a de novo classification or PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications today are accomplished by a letter-to-file in which the manufacture documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for every change. The FDA may review these letters-to-file during an inspection. If the FDA disagrees with a manufacturer’s determination that no 510(k) was required for the change, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. The FDA has issued guidance, originally in 1997, to assist device manufacturers in making the determination as to whether a modification to a device requires a new 510(k).

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;
•

QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•

labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•

clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;

•

medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•

correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•

complying with the federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database, or GUDID;

•	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•

post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. A failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products. The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•	recalls, withdrawals, or administrative detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•	withdrawing 510(k) clearances or PMA approvals that have already been granted;
•	refusal to grant export or import approvals for our products; or
•	criminal prosecution.

Other Health Care Laws

In addition to FDA restrictions on the marketing and promotion of medical devices, other federal and state healthcare laws and regulations could restrict our business practices. Although none of the procedures using our products are covered by any federal or state government healthcare program or any other third-party payor, applicable agencies and regulators may nonetheless interpret that we are subject to numerous federal healthcare anti-fraud laws, which include the federal Anti-Kickback Statute, False Claims Act and physician payment transparency laws that are intended to reduce waste, fraud and abuse in the healthcare industry, and analogous state laws that may apply to healthcare items and services paid for by any payors, including private insurers. In addition, we are subject to certain state reporting requirements in states with physician payment transparency laws that apply regardless of payor. Violations of any of these health regulatory laws may result in potentially significant penalties, including criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Healthcare Reform

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. For example, the implementation of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or the Affordable Care Act, has changed healthcare financing and delivery by both governmental and private insurers substantially and has affected medical device manufacturers significantly. The

Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices, which is suspended but, absent further legislative action, will be reinstated starting January 1, 2020. In addition, the Affordable Care Act provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition. We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could result in reduced demand for our products or additional pricing pressure.

Employees

As of December 31, 2017, we had 87 employees, with 35 employees in sales and marketing, 15 employees in customer support, 21 employees in research and development, including clinical, regulatory and certain quality control functions, four employees in manufacturing operations and 12 employees in general management and administration. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2017, 2016 and 2015, and our total assets as of December 31, 2017 and 2016, is included in our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Corporate Information

We were founded on November 22, 2002 as a Delaware corporation under the name Restoration Robotics, Inc. Our principal executive offices are located at 128 Baytech Drive, San Jose, CA 95134, and our telephone number is (408) 883-6888. You may find on our website at www.restorationrobotics.com electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Business Conduct and Ethics are available on our website as well. Any waiver of our Code of Business Conduct and Ethics may be made only by our board of directors. Any waiver of our Code of Business Conduct and Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable regulation.  Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission (SEC). Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investors” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy, at SEC prescribed rates, any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risk and uncertainties, including those described below, any of which could adversely effect on our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risk described below and the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Related to Our Business

We have limited commercial history and we have incurred significant losses since our inception. We anticipate that we will continue to incur losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

We have a limited commercial history and have focused primarily on research and development, product design and engineering, establishing supply and manufacturing relationships, seeking regulatory clearances and approvals to market the ARTAS Robotic Hair Restoration System, or the ARTAS System, and selling and marketing. We have incurred losses in each year since our inception in 2002. Our net losses were approximately $17.8 million, $21.8 million, and $23.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $164.5 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Furthermore, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. Before investing, you should consider an investment in our common stock in light of the risks, uncertainties, and difficulties frequently encountered by early-stage medical technology companies in rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

Our budgeted expense levels are based in part on our expectations concerning future revenue from ARTAS System sales, servicing and procedure based fees. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfalls in revenue. Accordingly, a significant shortfall in market acceptance or demand for the ARTAS System and procedures could have an immediate and material adverse impact on our business and financial condition.

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

We sell a relatively small number of ARTAS Systems at a relatively high price, with each sale of an ARTAS System typically involving a significant amount of time. Because of the relatively small number of ARTAS Systems we expect to sell in any period, each sale of the ARTAS System could represent a significant percentage of our revenue for a particular period. Furthermore, due to the significant amount of time it can take to finalize the sale of an ARTAS System, it is likely that a sale could be recognized in a subsequent period which could have a material effect on our results from quarter to quarter and increase the volatility of quarterly results. In addition, our industry is characterized by seasonally lower demand during the third quarter of the calendar year, generally when both physicians and prospective patients take summer vacation. As a result of these factors, future fluctuations in quarterly results could cause our revenue and cash flows to be below analyst and investor expectations, which could cause decline in our stock price. Due to future fluctuations in revenue and costs, as well as other potential fluctuations, you should not rely upon our operating results in any particular period as an indication of future performance. If we do not sell ARTAS Systems as anticipated, our operating results will vary significantly from our expectations. In addition, selling the ARTAS System requires significant marketing effort and expenditure in advance of the receipt of revenue and our efforts may not result in a sale.

Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of, and for the year ended, December 31, 2017 that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and other operations or efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements such as software-updates for the ARTAS System, and seeking regulatory clearances and approvals to market future products, including the robotic implantation functionality which is in clinical development, will require substantial funds to complete. As of December 31, 2017, we had capital resources consisting of cash and cash equivalents of $23.5 million. In connection with our initial public offering (IPO), we raised an additional $22.1 million of proceeds, net of underwriting discounts and commissions and offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of the ARTAS System, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities.

We believe our existing cash and cash equivalents (inclusive of the net proceeds from our IPO and the issuance of the Convertible Notes) and cash expected to be generated from the sale of our products, will not be sufficient for us to fund our planned operations for the next twelve months. Therefore, we will need additional capital to fund our future operations.  In addition, our operating plans may change as a result of many factors some of which may be unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We commenced commercial sales of the ARTAS System for hair follicle dissection in the U.S. in 2011, and expect that the revenue we generate from both system sales and servicing as well as recurring procedure based fees will account for all of our revenue for the foreseeable future. Accordingly, our success depends on the acceptance among physicians and patients of the ARTAS System as the preferred system for performing hair restoration surgery. Acceptance of the ARTAS System by physicians is significantly dependent on our ability to convince physicians of the benefits of the ARTAS System to their practices and, accordingly, develop the market for robotic-assisted hair restoration surgery. Acceptance of the ARTAS procedure by patients is equally important as patient demand will influence physicians to offer the ARTAS procedure. Although we have received FDA clearance to market the ARTAS System for the harvesting of hair follicles for transplant in the U.S. and the ARTAS System is otherwise authorized for marketing in 61 international countries, the degree of market acceptance of the ARTAS System by physicians and patients is unproven. We believe that market acceptance of the ARTAS System will depend on many factors, including:

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

We cannot provide assurance that the ARTAS System will achieve broad market acceptance among physicians and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from ARTAS System sales, servicing and procedure based fees, any failure of this product to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.

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

In order to generate repeat and referral business, patients must be satisfied with the effectiveness of the ARTAS System. If the ARTAS System procedure is not done correctly, and/or the patient suffers from complications and other adverse effects, the patient may not be satisfied with the benefits of the ARTAS System. Furthermore, if the transplanted hair follicles do not grow or survive the transplant, the patient will likely not view the procedure as having a satisfactory outcome. If patients are not satisfied with the aesthetic benefits of the ARTAS System, or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

Our success depends on growing physician adoption and use of the ARTAS System.

Our ability to increase the number of physicians willing to make a significant capital expenditure to purchase the ARTAS System, and make it a significant part of their practices, depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of the ARTAS System and the revenue that a physician can derive from performing ARTAS procedures are compelling when compared to the costs and revenue associated with alternative aesthetic treatments the physician can offer. In addition, we believe our marketing programs, including clinical and practice development support, will be critical to increasing awareness of the ARTAS System, but these programs require physician commitment and involvement to succeed. If we are unable to increase physician adoption and use of the ARTAS System, our financial performance will be adversely affected.

Our inability to effectively compete with competitive hair restoration treatments or procedures may prevent us from achieving significant market penetration or improving our operating results.

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. We designed the ARTAS System to assist physicians in performing FUE surgery. Demand for the ARTAS System and ARTAS procedures could be limited by other products and technologies. Competition to address hair loss comes from various sources, including:

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

Practices experienced in offering strip surgery or follicular unit extractions using hand-held devices, or manual FUE, may be reluctant to incorporate, or convert their practices to offer ARTAS procedures due the effort involved to make such changes.

Many options may be able to provide satisfactory results for male hair loss, generally at a lower cost to the patient than the ARTAS System. As a result, if patients choose these competitive alternatives, our results of operation could be adversely affected.

We also face competition from other aesthetic devices that physicians may consider adding to their practice in lieu of building a hair restoration practice, for instance CoolSculpting, which is utilized for body contouring or cosmetic fat reduction. As a result, if physicians choose these competitive products over building a hair restoration practice with the ARTAS System, our results of operation could be adversely affected.

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

For additional information regarding our competition, see the section of this Annual Report on Form 10-K captioned “Business— Competition.”

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

Our failure to adequately address these risks could have a material adverse effect on our ability to increase sales and use of the ARTAS System, which would cause our revenue to be lower than expected and harm our results of operations.

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

If we fail to establish and maintain satisfactory relationships with our third-party distributors, our revenue and market share may not grow as anticipated, and we could be subject to unexpected costs which would harm our results of operations and financial condition.

To successfully market and sell the ARTAS System in markets outside of the U.S., we must address many international business risks with which we have limited experience.

Sales in markets outside of the U.S. accounted for approximately 58%, 57%, and 52% of our revenue for the year ended December 31, 2017, 2016, and 2015, respectively. We believe that a significant percentage of our business will continue to come from sales in markets outside of the U.S. through increased penetration in countries where we market and sell the ARTAS System, and with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

If we choose to, or are required to, conduct additional studies, such studies or experience could, slow the market adoption of the ARTAS System by physicians, significantly reduce our ability to achieve expected revenue and prevent us from becoming profitable.

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

We have two master agreements and a component pricing agreement with Evolve for the supply of the ARTAS System and consumable products, including reusable procedure kits, disposable procedure kits, upgrade kits and spare kits used with the ARTAS System, pursuant to both of which we make purchases on a purchase order basis. The terms of these master agreements are substantially similar. The master agreement for the sale of ARTAS Systems was effective beginning on April 1, 2016 and the master agreement for the sale of kits used with the ARTAS System was effective beginning on March 1, 2016. Both agreements are effective for an initial term of two years and will continue to automatically renew for additional twelve month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term. Our agreement with Evolve for the pricing of certain components at certain quantities was effective on August 1, 2016 and expires on August 1, 2018. Otherwise, Evolve is not required, and may not be able or willing, to meet our future requirements at current prices, or at all.

Additionally our component suppliers contract directly with Evolve and we have limited control over the components they supply or the timeliness by which they supply them. Evolve may be unable to acquire components at the quantities and prices at which we need them.

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

•	we may not be able to timely respond to unanticipated changes in customer orders, and if orders do not match forecasts, we may have excess or inadequate inventory of materials and components;
•	we may be subject to price fluctuations when a supply contract is renegotiated or if our existing contract is not renewed;
•	Evolve may wish to discontinue manufacturing and supplying products to us; and
•	Evolve may encounter financial or other hardships unrelated to our demand for products, which could inhibit its ability to fulfill our orders and meet our requirements.

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

We cannot provide assurance that we will be able to secure alternative equipment and materials and utilize such equipment and materials without experiencing interruptions in our workflow. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment and components we require for the ARTAS System, our reputation, business, financial condition and results of operations could be negatively impacted.

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

If Evolve is unable to produce the ARTAS System, reusable procedure kits, disposable procedure kits, upgrade kits and spare kits in sufficient quantities to meet anticipated customer demand, our revenue, business, and financial prospects would be harmed. The limited experience Evolve has in producing larger quantities of the ARTAS System and kits may also result in quality issues, and possibly result in product recalls. Manufacturing delays related to quality control could harm our reputation, and decrease our revenue. Any recall could be expensive and generate negative publicity, which could impair our ability to market the ARTAS System and procedures and further affect our results of operations.

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

We and our independent distributors market and sell the ARTAS System to physicians. Under state law in the U.S., our physician customers can generally allow nurse practitioners, technicians, and other non-physicians to perform the ARTAS procedures under their direct supervision. Similarly, in markets outside of the U.S., physicians can allow non-physicians to perform the ARTAS procedures under their supervision. Although we and our distributors provide training on the use of the ARTAS System, we do not thereafter supervise the procedures performed with the ARTAS System, nor can we be assured that direct physician supervision of procedures occurs according to our recommendations. The potential misuse of the ARTAS System by physicians and non-physicians may result in adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could inhibit commercialization of the ARTAS System. We carry product liability insurance in the amount of $4.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

Our ability to market the ARTAS System in the U.S. is limited to hair follicle dissection in males that have black or brown straight hair, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We have FDA clearance to market the ARTAS System in the U.S. for dissecting hair follicles only from the scalp in men diagnosed with androgenic alopecia, or AGA, also referred to as male pattern baldness, who have black or brown straight hair. This clearance restricts our ability to market or advertise the ARTAS System treatment for women or men who do not have black or brown straight hair, which could limit physician and patient adoption of the ARTAS System. Furthermore, while we have submitted a 510(K) application for our robotic implantation functionality, we have not yet received FDA clearance for the robotic implantation functionality which is in clinical development. Developing and promoting new treatment indications and protocols for the ARTAS System, as well as receiving regulatory approval for the commercialization of the robotic implantation functionality which is in clinical development, are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we may be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to promote the ARTAS System in the U.S. may be limited. Because we anticipate that sales in the U.S. will continue to be a significant portion of our business for the foreseeable future, ongoing restrictions on our ability to market the ARTAS System in the U.S. could harm our business and limit our revenue growth.

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

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our products may be harmed and our ability to generate product revenue from these products will be delayed or not realized at all. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of a clinical trial may also ultimately lead to the denial of regulatory approval of the subject product.

Our business could be adversely affected if we are unable to extend the cleared uses of the ARTAS System or successfully pursue the development, regulatory clearance or approval and commercialization of future products.

Our only product is the ARTAS System for hair follicle dissection, which has been cleared for use in the U.S. only for dissecting hair follicles from the scalp in men diagnosed with AGA who have black or brown straight hair and recipient site making in which hair follicles are transplanted. The robotic implantation functionality, which we recently submitted a 510(K) application for, is currently in clinical development has not been cleared or approved for commercial marketing in the U.S. Our business could be adversely affected if we are unable to extend the cleared uses of the ARTAS System or successfully pursue the development, regulatory clearance or approval and commercialization of future products. In the future, we may also become dependent on other products that we may develop or acquire. The clinical and commercial success of our products will depend on a number of factors, including the following:

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

As of December 31, 2017, we had 87 employees, with 35 employees in sales and marketing, 15 employees in customer support, 21 employees in research and development, including clinical, regulatory and certain quality control functions, four employees in manufacturing operations and 12 employees in general management and administration. We will need to continue to expand our sales, marketing, managerial, operational, finance and administrative resources for the ongoing commercialization of the ARTAS System, and continue our development activities of any future products.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, our independent registered public accounting firm will be engaged to provide an attestation report on the effectiveness of our internal control over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a)following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission, state breach notification laws and international privacy laws such as rules and regulations relating to data protection. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switched the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our own, which would have a material adverse effect on our business.

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

We are dependent on licenses from HSC Development LLC and James A. Harris, M.D. for some of our key technologies. We do not own the patents that underlie these licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of those licenses. In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. These patents and patent applications were largely not written by us or our attorneys, and we largely did not have control over the drafting and prosecution. Our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had complete control over the drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The ARTAS System has received 510(k) clearance from the FDA. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. The FDA has issued guidance intended to assist manufacturers in determining whether modifications to cleared devices require the submissions of a new 510(k). We have made modifications to the ARTAS System in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make similar modifications or add additional functionalities in the future that we believe do not require a new 510(k) clearance or approval of a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, which could require us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. In addition, the FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. Any delay or failure in obtaining required clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. Any of these actions would harm our operating results.

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

In the U.S. and some non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, restrict or regulate post-approval activities and affect our ability to profitably sell our products. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, was enacted. The Affordable Care Act, imposed, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S., which, due to subsequent legislative amendments, has been suspended from January 1, 2016 to December 31, 2019, and, absent further legislative action, will be reinstated starting January 1, 2020. It is uncertain the extent to which any challenges, amendments and attempts to repeal and replace the Affordable Care Act in the future may impact our business or financial condition. We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may potentially increase our costs to sell our product and decrease our profitability.

Recent U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Risks Related to Our Common Stock

Our stock price has been and may continue to be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

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

An active market for our common stock may not be maintained.

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

If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, stockholder approval of any golden parachute payments not previously approved and delayed adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Based on the number of shares outstanding as of December 31, 2017, as adjusted for the consummation of our initial public offering in October 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 36.9% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions lapse, the market price of our common stock could decline. Based upon the number of shares outstanding as of December 31, 2017, and after giving effect to the consummation of our initial public offering, we have outstanding a total of approximately 28.9 million shares. Of these shares, approximately 3.9 million shares of our common stock offered in the initial public offering are freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to the initial public offering will expire April 9, 2018, after which an additional approximately 25.0 million shares of common stock will be eligible for sale in the public market, of which approximately 15.2 million of which shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act. The underwriters from our initial public offering may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell or otherwise transfer shares prior to the expiration of the lock-up agreements, subject to certain requirements.

In addition, as of December 31, 2017, approximately 6,840,145 shares of our common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The holders of approximately 25.0 million shares of our common stock, or approximately 86.5 % of our total outstanding common stock as of December 31, 2017, after giving effect to the issuance of shares in our initial public offering, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Property

Our corporate headquarters is located in San Jose, California, where we occupy approximately 23,000 square feet of office space under a lease that expires in April 2022. We believe that our facilities are sufficient to meet our current needs.

Item 3.	Legal Proceedings.

From time to time, we may become involved in legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been listed on The Nasdaq Global Market under the symbol “HAIR” since October 12, 2017. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the period indicated the high and low sale prices per share of our common stock as reported on The Nasdaq Global Market:

	High	Low
Fiscal Year 2017
Fourth Quarter (from October 12, 2017)	$11.95	$3.96

On February 26, 2018, the last reported sale price of our common stock on The Nasdaq Global Market was $5.85 per share. As of February 26, 2018, there were 661 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Stock Price Performance Graph

The graph below shows a comparison from October 12, 2017, the date on which our common stock first began trading on The Nasdaq Global Market, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the Nasdaq Composite Index and the Nasdaq Biotechnology Index, all through to December 31, 2017. Such returns are based on historical results and are not intended to suggest future performance. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund, if any, for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sale of Unregistered Securities

From January 1, 2017 through December 31, 2017, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, for the 1-for-10 reverse stock split which became effective on September 15, 2017:

(1)

Prior to filing our registration statement on Form S-8 in 2017, we granted options to our directors, officers, employees and consultants to purchase 133,870 shares of common stock under our 2015 Stock Plan with per share exercise prices ranging from $1.70 to $1.90, and have issued 9,781 shares of common stock upon exercise of such options.

(2)

We issued $5.0 million in subordinated convertible notes to the Company’s existing stockholders and their affiliated entities, including investors affiliated with certain of the Company’s directors. Immediately prior to the closing of the IPO, the principal and accrued interest on the outstanding convertible notes converted into 718,184 shares of common stock.

(3)	We issued an aggregate of 1,529,306 shares of our Series C preferred stock at a price per share of $7.15 for aggregate net proceeds to us of $10.2 million.

The offers, sales and issuances of the securities described in paragraphs (1) above were deemed to be exempt from registration under the Securities Act under Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

The offers, sales, and issuances of the securities described in paragraphs (2) and (3) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Registered Securities

On October 11, 2017, the Company’s Registration Statement on Form S-1 (File No. 333-220303) relating to the initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, the Company completed its initial public offering (collectively, the IPO) of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share for aggregate cash proceeds of approximately $22.1 million after deducting offering costs and commissions of $5.2 million. There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus dated October 11, 2017 and filed with the SEC on October 13, 2017 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

Item 6.	Selected Consolidated Financial Data.

We have derived the following selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2015 is derived from our audited consolidated financial statements which are not included in this report.

Our historical results are not necessarily indicative of the results to be expected in the future. You should read the selected consolidated financial data below in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K.

	Year Ended, December 31,
	2017	2016	2015
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue, net	$21,297	$15,600	$17,230
Cost of revenue	12,150	10,431	12,513
Gross profit	9,147	5,169	4,717
Operating expenses(1):
Research and development	7,135	7,474	7,399
Sales and marketing	14,390	12,483	14,587
General and administrative	4,904	4,144	3,256
Total operating expenses	26,429	24,101	25,242
Loss from operations	(17,282)	(18,932)	(20,525)
Other income (expense), net:
Interest expense	(2,027)	(2,483)	(2,892)
Gain on sale of investment	1,851	—	—
Other income (expense)	(328)	(431)	446
Total other income (expense), net	(504)	(2,914)	(2,446)
Net loss before provision for income taxes	(17,786)	(21,846)	(22,971)
Provision for income taxes	56	—	—
Net loss	$(17,842)	$(21,846)	$(22,971)
Net loss per share, basic and diluted(2)	$(2.42)	$(13.54)	$(14.70)
Weighted-average shares used in computing net loss per share, basic and diluted	7,382,715	1,612,933	1,562,829

(1)	Includes the following stock-based compensation:

	Years Ended, December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$10	$12	$12
Research and development	101	102	116
Sales and marketing	74	85	140
General and administrative	280	267	161
Total stock-based compensation	$465	$466	$429

(2)

Basic and diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during each period. On September 15, 2017, the Company effected  a 1-for-10 reverse stock split (i) every 10 shares of outstanding common stock were combined into one share of common stock, (ii) the number of shares of common stock for which each outstanding option to purchase common stock is exercisable was proportionately decreased on a 1-for-10 basis, (iii) the exercise price of each outstanding option to purchase common stock was proportionally increased on a l-

for-10 basis, and (iv) the conversion ratio for each share of outstanding preferred stock which is convertible into our common stock was proportionately reduced on a 1-for-10 basis. All share and per share data in this table has been adjusted to reflect the reverse stock split. For additional information, see Notes 1 and 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	December 31,
	2017	2016	2015
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$23,545	$11,906	$17,127
Working capital	17,686	4,889	20,429
Total assets	32,970	19,498	26,477
Debt, net of discount	13,001	20,450	19,713
Preferred stock warrant liabilities	—	693	347
Other long-term liabilities	459	563	—
Convertible preferred stock	—	135,735	123,662
Accumulated deficit	(164,487)	(146,645)	(124,799)
Total stockholders’ equity (deficit)	13,194	(143,544)	(122,205)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

Overview

We are a medical technology company developing and commercializing a robotic device, the ARTAS System, which assists physicians in performing many of the repetitive tasks that are a part of a follicular unit extraction, or FUE surgery, a type of hair restoration procedure. We believe the ARTAS System is the first and only physician assisted robotic system that can identify and dissect hair follicular units directly from the scalp and create recipient implant sites. In addition to the ARTAS System, we also offer the ARTAS Hair Studio application, an interactive three-dimensional patient consultation tool that enables a physician to create a simulated hair transplant model for use in patient consultations. We received clearance from the U.S. Food and Drug Administration, or FDA, in April 2011 to market the ARTAS System in the U.S., and we have sold the ARTAS System into 30 other countries. As of December 31, 2017, we have sold 94 ARTAS Systems in the U.S. and 159 internationally. As of December 31, 2017, the ARTAS System and ARTAS Hair Studio application are protected by over 81 patents in the U.S. and over 110 international patents.

On October 11, 2017, our Registration Statement on Form S-1 (File No. 333-220303) relating to our initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, we sold an aggregate of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share for aggregate cash proceeds of approximately $22.1 million after deducting offering costs and commissions of $5.2 million.

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO, private placements of our equity securities and, to a lesser extent, through debt financings, exercises of our common stock warrants and payments from our customers. As of December 31, 2017, we had cash and cash equivalents of $23.5 million.

Need for Additional Capital

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2017, raising substantial doubt about our ability to continue as a going concern. See “Liquidity and Capital Resources” and Note 1 to the consolidated financial statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

To date, we have incurred significant net losses and negative cash flows from operations. Our net loss was $17.8 million, $21.8 million, and $23.0 million for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, we had an accumulated deficit of $164.5 million. Our principal sources of liquidity as of December 31, 2017 were cash and cash equivalents of $23.5 million.

Factors Affecting our Results of Operations

We believe there are several important factors that have impacted, and that we expect will impact, our results of operations.

Adoption of the ARTAS System

The growth of our business depends on our ability to gain broader acceptance of the ARTAS System and the ARTAS procedure by successfully marketing and distributing the ARTAS System and the ARTAS procedure. If we are unable to successfully commercialize our ARTAS System and the ARTAS procedure, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss and we anticipate we will finance our operations principally through offerings of our capital stock and by incurring debt. If we are unable to raise adequate additional capital, we will be unable to maintain our commercialization efforts and our revenue could decline.

Significant Investment in our Sales and Marketing

As a result of declining ARTAS System unit sales in the U.S. and other regions in the second half of 2015 and early 2016, we introduced a new leadership team, made certain strategic changes to and investments in our U.S. sales and global marketing organizations, which included terminating certain personnel and hiring new personnel and realigning our reporting and leadership structure in the sales organization. For example, we increased the size of our U.S. sales force by hiring sales professionals with extensive experience selling to physicians in the aesthetic market. Beginning with the fourth quarter of 2016, ARTAS System sales increased in the U.S. We also strategically revised our branding and consolidated our regional marketing teams to standardize our messaging and focus of our marketing spending with an aim to be more efficient and cost-effective. As a result, we have seen a reduction in and improved efficiency of our marketing spending.

While we have increased revenue in 2017 as a result of increased unit sales, these sales initiatives have also increased our sales and marketing expenses. Furthermore, we anticipate as we continue to advance the commercialization of the ARTAS System, our sales and marketing expenses will continue to increase in the near term.

Revenue Composition and Trends

We derive our revenue from the sale and service of ARTAS Systems and procedure based fees, as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Systems	$11,405	$7,193	$10,594
Procedure based	7,971	6,927	5,766
Service related fees	1,921	1,480	870
Total revenue	$21,297	$15,600	$17,230

•

Systems revenue increased from 2016 to 2017 as a result of increased unit sales largely due to an increase in sales and marketing activities. Systems revenue decreased from 2015 to 2016 due to the implementation of certain strategic changes in our U.S. sales force in 2016 that included terminating certain personnel and realigning our reporting and leadership structure in the sales organization, each of which disrupted some sales activities during this period.
•

Revenue from procedure based fees increased from 2015 to 2016 and increased again from 2016 to 2017.  While the procedure based fees increased during these periods, the total number of procedures performed during these periods did not increase proportionally with the increase in the installed base of ARTAS Systems and we have experienced only a slight increase in the total number of procedures performed period-over-period.

•

Service-related fees increased from 2015 to 2016 and increased again from 2016 to 2017 primarily due to an increase in each period in the number of post-warranty maintenance contracts sold as a result of the larger installed base.

Historically, the majority of our revenue and our revenue growth has been generated through system sales. While we would expect our procedure based fees to continue to increase as our installed base of ARTAS Systems grows worldwide, the total number of procedures has not increased proportionally with the increase in our installed base and the number of procedures performed tends to vary from quarter-to-quarter. We sold 47 ARTAS Systems and 32 ARTAS Systems in 2017 and 2016, representing an aggregate installed base growth of approximately 45% from December 31, 2015, or 174 to 253 systems, yet our procedure based fees have increased by approximately 38%, or $2.2 million, from 2015 to 2017. We believe that revenue from procedure based fees has not grown proportionally with the increase in our installed base and varies from quarter-to-quarter due to a number factors, including:

•

physician uptake causing a slow ramp-up to utilizing the ARTAS System, which is particularly evident with physicians who are new to hair restoration procedures or physicians who do not operate a solely hair restoration focused practice who are commonly the profile we are targeting;

•

capacity limitations with the current installed base of ARTAS Systems, which can result in procedure based fees not growing as quickly as system sales, as high performing practitioners are limited in the number of procedures that can be performed in any given period;

•	limited or no utilization of the ARTAS System after purchase as a result of a change in physician preference or practice; and
•

the concentration of ARTAS procedures being performed on a limited number of ARTAS Systems leading to volatility between periods if particular high volume practitioners perform a smaller number of procedures in a given period which often happens during the summer period.

In order to increase the number of procedures performed per ARTAS System unit, and in turn increase revenue from procedure based fees, we have, in connection with the leadership and sales and marketing changes implemented in the second half of 2016, initiated programs to assist certain physicians in marketing efforts, patient education and practice optimization to increase utilization of the ARTAS System. If these efforts are successful, we anticipate that the growth in procedure based fees will increase and that quarterly fluctuations in the number of total procedures performed will be reduced.

Growth in Revenue from Markets Outside the U.S.

Since launching the ARTAS System in 2011, we have obtained clearance to sell our products in a total of 61 countries. In June 2012, we obtained our CE mark to sell our product into the European Economic Area, or EEA. We have sold into 37 countries and sell directly into the U.S., Korea, Hong Kong, Singapore, Spain, Poland, Benelux and Scandinavia, and through distributors in the other countries. Most recently, we obtained clearance to sell in China in September 2016.

A significant portion of our revenue come from markets outside of the U.S. We believe that this trend will continue as a result of increased penetration in the countries where we sell the ARTAS System, as well as expansion into new international markets. The percentages of our revenue by region are as follows:

	Year Ended December 31,
	2017	2016	2015
United States	42%	43%	48%
Europe and Middle East	27%	20%	17%
Asia Pacific	20%	23%	17%
Rest of World	11%	14%	18%
Total revenue	100%	100%	100%

The ARTAS System unit sales declined from 2015 to 2016 as a result of decreased unit sales in the U.S. and the Rest of World region, partially offset by increased units in the Europe and Middle East and Asia Pacific region as well as increased procedure-based fees throughout the Rest of World region. The ARTAS System unit sales increased in 2017 compared to 2016 in the U.S., Europe and Middle East and Asia Pacific regions, partially offset by decreased unit sales in the Rest of the World region.

We expect our operating expenses to increase as a result of increased sales and marketing activity to promote penetration in markets outside the U.S. where we already sell the ARTAS System and geographic expansion into new markets.

Factors Affecting Comparability

We anticipate that our quarterly results of operations may fluctuate for the foreseeable future due to several factors, including the performance of our direct sales force and international distributors and unanticipated interruptions and expenses related to our operations. In addition, due to the long lead time to finalize ARTAS System unit sales with our physician customers, and the significant impact each unit sale has on a period’s revenue due to the price of each unit, our quarterly revenue may not be comparable from one period to another.

Furthermore, our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Annual Report on Form 10-K.

Components of Results of Operations

Revenue, Net

We generate revenue from the sale and service of ARTAS Systems and procedure based fees. For procedure based fees, our physician customers in the U.S. generally pay in advance on a per follicle-basis for the follicles to be harvested, and on a per procedure basis for Site Making. Outside of the U.S., physician customers pay in advance, generally on a per procedure basis for both follicle extraction and Site Making. Our revenue has historically been net of discounts. In the year ended December 31, 2017 there were de minimis discounts.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of income and expense related to the change in fair value of convertible preferred stock warrant liabilities. Upon the completion of the IPO, the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit).

Provision for Income Taxes

Provision for income taxes primarily consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our deferred tax assets. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

In December 2017, the United States enacted the 2017 U.S. Tax Cuts and Jobs Act, which among other things reduced the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. As a result of the reduction in the federal corporate tax rate, we recorded a non-cash deferred tax expense of $20.7 million related to the remeasurement of our deferred tax assets, with corresponding reduction in the valuation allowance.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue, net	$21,297	$15,600	$5,697	37%
Cost of revenue	12,150	10,431	1,719	16
Gross profit	9,147	5,169	3,978	77
Gross margin	43%	33%
Operating expenses:
Research and development	7,135	7,474	(339)	(5)
Sales and marketing	14,390	12,483	1,907	15
General and administrative	4,904	4,144	760	18
Total operating expenses	26,429	24,101	2,328	10
Loss from operations	(17,282)	(18,932)	1,650	(9)
Other income (expense), net:
Interest expense	(2,027)	(2,483)	456	(18)
Gain on sale of investment	1,851	—	1,851	—
Other income (expense), net	(328)	(431)	103	(24)
Total other income (expense)	(504)	(2,914)	2,410	(83)
Net loss before provision for income taxes	(17,786)	(21,846)	4,060	(19)
Provision for income taxes	56	—	56	—
Net loss	$(17,842)	$(21,846)	$4,004	(18)%

Revenue, Net

Revenue increased $5.7 million, or 37%, to $21.3 million in 2017, compared to $15.6 million in 2016. The overall increase in revenue was primarily due to an increase in system revenue of $4.2 million, or 58%, to $11.4 million in 2017, compared to $7.2 million in 2016. The increase in system revenue was due to increased unit sales, as we sold 47 systems in 2017, compared to 32 systems in 2016 largely as a result of increased sales and marketing activities. Procedures based fees increased $1.1 million, or 16% to $8.0 million in 2017, compared to $6.9 million in 2016.  Service related fees increased $0.4 million, or 27% to $1.9 million in 2017, compared to $1.5 million in 2016, primarily due to an increase in post-warranty maintenance contracts sold during 2017.

Cost of Revenue

Cost of revenue increased $1.7 million to $12.1 million in 2017, compared to $10.4 million in 2016, primarily as a result of the increase in the number of ARTAS Systems sold during the year.  Gross margin increased to 43% in 2017, compared to 33% in 2016.  The increase in gross margin was the result of reduced procedure kit costs and a decrease in average customer support spending as we improved our service cost efficiency.

Research and Development

Research and development expense decreased $0.4 million to $7.1 million in 2017, compared to $7.5 million in 2016. The decrease was primarily due to lower headcount in software and hardware department in 2017 versus the comparable period in 2016.

Sales and Marketing

Sales and marketing expenses increased $1.9 million to $14.4 million in 2017, compared to $12.5 million in 2016. The increase was primarily due to an increase in spending in advertising and other marketing activities in connection with our ongoing commercialization efforts of the ARTAS System.

General and Administrative

General and administrative expenses increased $0.8 million to $4.9 million in 2017, compared to $4.1 million in 2016. The increase was primarily the result of an increase in professional service costs, consisting of accounting, consulting, legal and other professional fees incurred in connection with our preparation to become a public company.

Interest Expense

Interest expense decreased $0.5 million to $2.0 million in 2017, compared to $2.5 million in 2016.  The decrease in interest expense was related to a reduction in the principal balance of our outstanding long-debt obligations as we repaid a portion of the principal on our outstanding credit facility with Oxford Finance, LLC (Oxford).

Gain on Sale of Stock Investment

In the fourth quarter of 2017, the Company recognized a gain of $1.8 million on the sale of stock held in a privately-held company that had been impaired and written-down to nil prior to fiscal year 2014.  There was no such activity in 2016.

Other Income (Expense), Net

Other income (expense) decreased $0.1 million to $0.3 million in 2017, compared to $0.4 million in 2016. The decrease in the other expense related to the change in fair value of our convertible preferred stock warrant liability. The expense was consistent between the periods as there were no changes between the periods in the number of convertible preferred stock warrants outstanding.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue, net	$15,600	$17,230	$(1,630)	(9)%
Cost of revenue	10,431	12,513	(2,082)	(17)
Gross profit	5,169	4,717	452	10
Gross margin	33%	27%
Operating expenses:
Research and development	7,474	7,399	75	1
Sales and marketing	12,483	14,587	(2,104)	(14)
General and administrative	4,144	3,256	888	27
Total operating expenses	24,101	25,242	(1,141)	(5)
Loss from operations	(18,932)	(20,525)	1,593	(8)
Other income (expense), net:
Interest expense	(2,483)	(2,892)	409	(14)
Other income (expense), net	(431)	446	(877)	(197)
Total other income (expense)	(2,914)	(2,446)	(468)	19
Net loss before provision for income taxes	(21,846)	(22,971)	1,125	(5)
Provision for income taxes	—	—	—	—
Net loss	$(21,846)	$(22,971)	$1,125	(5)%

Revenue, Net

Revenue decreased $1.6 million, or 9%, to $15.6 million in 2016, compared to $17.2 million in 2015. System revenue decreased $3.4 million, or 32%, to $7.2 million in 2016, compared to $10.6 million in 2015. The decrease was primarily attributable to decreased unit sales as we sold 32 ARTAS systems in 2016, compared to 46 ARTAS systems in 2015 as a result of our implementation of certain strategic changes in our U.S. sales force in 2016, which disrupted some sales activities during this period. The average sales price of the ARTAS System for 2016 decreased slightly compared to the average sales price during 2015 due to changes in the mix of geographical regions where systems were sold. Procedure based fees increased $1.1 million, or 19%, to $6.9 million in 2016, compared to $5.8 million in 2015, primarily as a result of a higher number of ARTAS procedures due to a larger installed base. Service related fees increased $0.6 million, or 67%, to $1.5 million in 2016, compared to $0.9 million in 2015, primarily due to the increase in post-warranty maintenance contracts sold as a result of the larger installed base.

Cost of Revenue

Cost of revenue decreased $2.1 million to $10.4 million in 2016, compared to $12.5 million in 2015, primarily as a result of the decrease in the number of ARTAS Systems sold during the year. Gross margin increased to 33% in 2016, compared to 27% in 2015. The increase in gross margin was primarily due to increase in service-related fees from maintenance contracts as a result of the larger installed base while related customer support costs spending remained relatively flat. Similarly, there was an increase in procedure based fees, which did not result in significant incremental costs due to reduction in costs of disposable kits.

Research and Development

Research and development expenses increased $0.1 million to $7.5 million in 2016, compared to $7.4 million in 2015. The increase was related to salaries, benefits and consulting expenses related to on-going research and development activity.

Sales and Marketing

Sales and marketing expenses decreased $2.1 million to $12.5 million in 2016, compared to $14.6 million in 2015. The reduction was primarily due to lower personnel-related costs due to reduced headcount which resulted in a decrease of $1.3 million, as well as a reduction in spending on advertising and other marketing activities, as a result of our ongoing effort to be more efficient and cost effective in connection with marketing spending which resulted in a decrease of $0.8 million.

General and Administrative

General and administrative expenses increased $0.9 million to $4.1 million in 2016, compared to $3.2 million in 2015. The increase was primarily attributable to $0.5 million in severance expenses related to the departure of our former CEO, and $0.4 million of increased personnel-related costs.

Interest Expense

Interest expense decreased $0.4 million to $2.5 million in 2016, compared to $2.9 million in 2015. The decrease was mainly due to incurring $0.7 million of interest expense related to the early termination of our loans with Comerica Bank and Triple Point Capital in May 2015, with no similar expense recorded during 2016. The increase was offset primarily by higher interest expense related to our loan agreement with Oxford Finance LLC, or Oxford, due to a higher interest rate and outstanding balance when compared to our loans with Comerica Bank and Triple Point Capital.

Other Income (Expense), Net

Other income (expense), net decreased $0.9 million to $0.4 million of expense in 2016, compared to $0.5 million of income in 2015. The decrease was mainly due to the change in fair value of our convertible preferred stock warrant liability, resulting in expense of $0.3 million in 2016 compared to income of $0.6 million in 2015.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. Our net loss was $17.8 million, $21.8 million, and $23.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $164.5 million. Our principal sources of liquidity as of December 31, 2017 were cash and cash equivalents of $23.5 million.

In October 2017, we closed our IPO and sold an aggregate of 3,897,910 shares of its common stock, (inclusive of 322,910 shares of common stock issued pursuant to the exercise of the underwriters’ option to purchase additional shares) at a price of $7.00 per share. We received aggregate cash proceeds of approximately $22.1 million from the IPO, net of underwriting discounts and commissions and offering costs.

Debt Obligations

In May 2015, we entered into a loan and security agreement with Oxford pursuant to which we borrowed $20 million. The loan will mature in July 2019. The loan with Oxford accrues interest at prime plus 8.5% per annum. Prior to January 1, 2017, only accrued interest on the borrowed amounts was due and payable on a monthly basis, with any outstanding accrued but unpaid interest being payable on the date we borrowed any additional amounts pursuant to the loan agreement if such funding date was not a regular interest payment date. Following January 1, 2017, the outstanding principal amounts on the borrowed amounts, plus accrued and unpaid interest, was due and payable in equal monthly amounts pursuant to a repayment schedule of 30 equal monthly payments such that all amounts outstanding are repaid on or by July 1, 2019. Our obligations under the loan with Oxford are secured by all of our current and future assets, excluding any of our intellectual property. The outstanding principal balance on the Oxford loan was $13.3 million as of December 31, 2017. The loan agreement with Oxford contains various covenants. As of December 31, 2017, we were in compliance with all required covenants.

In September 2017, we issued $5.0 million in subordinated convertible notes (Convertible Notes) that accrued interest at 5.0% per annum, in a private placement transaction with certain of our existing stockholders and their affiliated entities, including investors affiliated with certain of our directors.  Pursuant to the terms of the Convertible Notes, the aggregate outstanding principal and unpaid but accrued interest automatically converted into 718,184 shares of the Company’s common stock upon the consummation of the IPO.  There was no outstanding balance on the Convertible Notes as of December 31, 2017.

Capital Resources

We have financed our operations principally through the issuance and sale of our common stock in our IPO, private placements of our equity securities, and to a lesser extent, secured debt financing, exercises of our common stock warrants, and payments from customers. We anticipate that our existing cash and cash equivalents and cash generated from sales of our products, will not be sufficient to fund our current operating plans through the next 12 months. We based our projections on the amount of time through which our financial resources will be adequate to support our operations on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect.  Because of the numerous risks and uncertainties associated with the ongoing commercialization of the ARTAS System, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the revenue we generate from our operations;
•	the scope and timing of our investment in our commercial infrastructure and salesforce;
•	the costs of commercialization activities including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of the ARTAS System and the ARTAS procedure;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need to implement additional infrastructure and internal systems;
•	the research and development activities we intend to undertake in order to expand the approved indications of use for the ARTAS System;
•	the emergence of competing technologies or other adverse market developments;

•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs associated with maintaining subsidiaries in foreign jurisdictions.

We cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

We plan to continue to fund our current operating plans’ needs through equity financings or other arrangements. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. There can be no assurance that such additional financing, if available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, we would need to reevaluate our future operating plans.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Cash used in operating activities	$(19,256)	$(16,164)	$(24,118)
Cash provided by (used in) investing activities	1,622	(1,171)	(456)
Cash provided by financing activities	29,366	12,114	8,887

Cash Flows from Operating Activities

In 2017, cash used in operating activities of $19.3 million was attributable to a net loss of $17.8 million, partially offset by $0.2 million in non-cash charges and a decrease from operating assets and liabilities of $1.7 million. The non-cash charges consisted primarily of depreciation and amortization of $0.6 million, amortization of debt issuance cost of $0.5 million, stock-based compensation of $0.5 million, and change in fair value of preferred stock warrant liabilities of $0.4 million, offset by $1.8 million of gain on sale of investment. The net change in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $1.4 million, in prepaid expenses and other assets of $0.8 million, and an overall increase in accounts payable and accrued and other liabilities of $0.5 million due to the timing of receipt and payment of vendor invoices.

In 2016, cash used in operating activities of $16.2 million was attributable to a net loss of $21.8 million, partially offset by $2.2 million in non-cash charges and a net change in net operating assets and liabilities of $3.4 million. The non-cash charges consisted primarily of depreciation and amortization of $0.7 million, amortization of debt issuance costs of $0.7 million, stock-based compensation of $0.5 million, and change in fair value of preferred stock warrant liabilities of $0.3 million. The net change in operating assets and liabilities of $3.4 million was primarily attributable to a $2.9 million decrease in inventory due to the sale of inventory in excess of purchases, an overall increase of $1.2 million in accounts payable and accrued and other liabilities due to growth in operations and the timing of receipt and payment of vendor invoices, and a decrease of $0.3 million in prepaid expenses and other assets, partially offset by a $1.0 million increase in accounts receivable due to an increase in our post-warranty ARTAS Care maintenance and support contracts sold.

In 2015, cash used in operating activities of $24.1 million was attributable to a net loss of $23.0 million and a decrease from net change in operating assets and liabilities of $3.0 million, partially offset by non-cash charges of $1.9 million. The non-cash charges consisted primarily of amortization of debt issuance costs of $1.2 million, depreciation and amortization of $0.9 million, and stock-based compensation of $0.4 million, partially offset by change in fair value of preferred stock warrant liabilities of $0.6 million. The net change in operating assets and liabilities of $3.0 million was primarily attributable to a $3.4 million increase in inventory due to the purchase of inventory in excess of sales and an overall decrease of $3.5 million in accounts payable and accrued and other liabilities due to the timing of receipt and payment of vendor invoices, partially offset by a $3.5 million decrease in accounts receivable due to stronger collections from customers and a decrease of $0.4 million in prepaid expense and other assets.

Cash Flows from Investing Activities

In 2017, cash provided by investing activities related to the sale of an investment in a privately-held company in the amount of $1.8 million, offset by $0.2 million in purchases of property and equipment.

In 2016, cash used in investing activities related primarily to tenant improvements paid by the landlord of our headquarters in San Jose, California.

In 2015, cash used in investing activities related to purchases of property and equipment.

Cash Flows from Financing Activities

In 2017, cash provided by financing activities was $29.3 million, consisting primarily of $22.1 million in net proceeds (including the payment of $2.9 million of deferred offering costs) received from the issuance of common stock upon in connection with our IPO, $10.2 million in net proceeds from the issuance of our Series C convertible preferred stock, and $5.0 million from the issuance of the Convertible Notes. Cash provided by financing activities was partially offset by repaying $8.0 million of the outstanding principal on our outstanding debt obligation with Oxford.

In 2016, cash provided by financing activities was $12.1 million received from the issuance of our Series C convertible preferred stock.

In 2015, cash provided by financing activities was $8.9 million, consisting primarily of $4.2 million in proceeds from issuance of our Series C preferred stock and proceeds of $4.6 million from the Oxford loan.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2017, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(dollars in thousands)
Debt obligations, including interest (1)	$8,708	$5,399	$—	$—	$14,107
Operating leases	503	1,052	738	—	2,293
Total contractual obligations	$9,211	$6,451	$738	$—	$16,400

(1)

Represents our loan with Oxford and our anticipated repayment schedule for the loan. Pursuant to our loan agreement with Oxford, the loan will mature in July 2019. The loan with Oxford accrues interest at prime plus 8.5% per annum. The outstanding principal balance on the Oxford loan was $21.3 million at December 31, 2016 and $13.3 million as of December 31, 2017, which includes a final payment of $1.3 million to Oxford on the maturity of the loan.

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structure finance entities.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Report, we believe that the assumptions and estimates associated with stock-based compensation, preferred stock warrant liabilities, revenue recognition and income taxes have the most significant impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Stock-based awards granted to non-employees are accounted for at fair value. The associated expense is recognized by the Company over the period the services are performed by non-employees. The fair value of stock-based awards granted to non-employees was nominal for the years ended December 31, 2017, 2016 and 2015.

Preferred Stock Warrants Liabilities

The Company accounted for its freestanding warrants to purchase shares of convertible preferred stock that are contingently redeemable as liabilities in the consolidated balance sheets at their estimated fair value because these warrants may have obligated the Company to redeem them at some point in the future. Accordingly, at the end of each reporting period, the Company recorded changes in the estimated fair value of the warrants in other income (expense), net in the consolidated statements of operations. Upon the closing of the IPO (as discussed in Note 1 to our consolidated statements included herein), all outstanding preferred stock warrants were converted into common stock warrants and the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit) and was no longer subject to remeasurement.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the tax and financial reporting bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced through the establishment of a valuation allowance, if, based upon available evidence, it is determined that it is more likely than not that the deferred tax assets will not be realized. All deferred tax assets and liabilities are classified as non-current in the consolidated financial statements.

As further discussed in Note 12, Income Taxes, in the accompanying consolidated financial statements, we are assessing the impact of the U.S. tax reform that was enacted in December 2017. As a result of the new tax rule, we reduced our income tax rate from 35% to 21% for tax years beginning after December 31, 2017 resulting in a $20.7 million decrease in the deferred tax asset and the corresponding valuation allowance.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

We are exposed to interest rate risk related to our debt obligations which are subject to variable interest rates. As of December 31, 2017, a 100 basis point increase in interest rates on our debt subject to variable interest rate fluctuations would increase our interest expense $0.1 million annually.

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

Item 8.	Consolidated Financial Statements and Supplementary Data.

REPORT OF INdependent registered Public accounting Firm

Board of Directors and Stockholders

Restoration Robotics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Restoration Robotics, Inc. a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered recurring losses from operations, negative cash flows since inception and has a net stockholders’ deficit. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Denver, CO

March 5, 2018

RESTORATION ROBOTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended, December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,545	$11,906
Accounts receivable, net	3,864	2,481
Inventory	2,761	2,742
Prepaid expenses and other current assets	1,562	810
Total current assets	31,732	17,939
Property and equipment, net	1,138	1,459
Other assets	100	100
TOTAL ASSETS	$32,970	$19,498
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,044	$1,740
Accrued and other liabilities	2,755	2,438
Deferred revenue	1,517	1,423
Current portion of long-term debt, net of discount of $270 and $551 as of December 31, 2017 and 2016	7,730	7,449
Total current liabilities	14,046	13,050
Other long-term liabilities	459	563
Preferred stock warrant liabilities	—	693
Long-term debt, net of discount of $29 and $299 as of December 31, 2017 and 2016	5,271	13,001
TOTAL LIABILITIES	19,776	27,307
Commitments and Contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; no and 236,154,444 shares authorized as of December 31, 2017 and 2016; no and 21,142,295 shares issued and outstanding as of December 31, 2017 and 2016; aggregate liquidation preference of no and $142,231 as of December 31, 2017 and 2016	—	135,735
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value: 10,000,000 and no shares authorized as of December 31, 2017 and 2016; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value: 300,000,000 and 350,490,000 shares authorized as of December 31, 2017 and 2016; 28,940,282 and 1,615,495 shares issued and outstanding as of December 31, 2017 and 2016	3	—
Additional paid-in capital	177,757	3,087
Accumulated other comprehensive income (loss)	(79)	14
Accumulated deficit	(164,487)	(146,645)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,194	(143,544)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,970	$19,498

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION ROBOTICS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended, December 31,
	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue, net	$21,297	$15,600	$17,230
Cost of revenue	12,150	10,431	12,513
Gross profit	9,147	5,169	4,717
Operating expenses:
Research and development	7,135	7,474	7,399
Sales and marketing	14,390	12,483	14,587
General and administrative	4,904	4,144	3,256
Total operating expenses	26,429	24,101	25,242
Loss from operations	(17,282)	(18,932)	(20,525)
Other income (expense), net:
Interest expense	(2,027)	(2,483)	(2,892)
Gain on sale of investment	1,851	—	—
Other income (expense)	(328)	(431)	446
Total other income (expense), net	(504)	(2,914)	(2,446)
Net loss before provision for income taxes	(17,786)	(21,846)	(22,971)
Provision for income taxes	56	—	—
Net loss	$(17,842)	$(21,846)	$(22,971)
Net loss per share, basic and diluted	$(2.42)	$(13.54)	$(14.70)
Weighted-average shares used in computing net loss per share, basic and diluted	7,382,715	1,612,933	1,562,829

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION ROBOTICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(17,842)	$(21,846)	$(22,971)
Other comprehensive income (loss):
Cumulative translation adjustment	(93)	—	14
Comprehensive loss	$(17,935)	$(21,846)	$(22,957)

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION ROBOTICS, INC.

Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance — January 1, 2015	18,662,525	$119,487	1,515,384	$—	$2,021	$—	$(101,828)	$(99,807)
Issuance of common stock pursuant to stock option exercises of vested options	—	—	79,893	—	111	—	—	111
Issuance of Series C convertible preferred stock for cash, net of issuance costs of $646	674,252	4,175	—	—	—	—	—	—
Vesting of shares purchased under an early exercise of stock options	—	—	—	—	19	—	—	19
Stock-based compensation	—	—	—	—	429	—	—	429
Other comprehensive income	—	—	—	—	—	14		14
Net loss	—	—	—	—	—	—	(22,971)	(22,971)
Balance — December 31, 2015	19,336,777	123,662	1,595,277	—	2,580	14	(124,799)	(122,205)
Issuance of common stock pursuant to stock option exercises of vested options	—	—	20,218	—	41	—	—	41
Issuance of Series C convertible preferred stock for cash, net of issuance costs of $837	1,805,518	12,073	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	466	—	—	466
Net loss	—	—	—	—	—	—	(21,846)	(21,846)
Balance — December 31, 2016	21,142,295	135,735	1,615,495	—	3,087	14	(146,645)	(143,544)
Issuance of common stock pursuant to stock option exercises of vested options	—	—	21,843	—	43	—	—	43
Stock-based compensation	—	—	—	—	465	—	—	465
Issuance of Series C convertible preferred stock for cash net of issuance costs of $726	1,529,306	10,209	—	—	—	—	—	—
Adjustment for fractional shares from reverse stock split	—	—	137	—	—	—	—	—
Reclassification of preferred stock warrant liabilities to additional paid in capital	—	—	—	—	1,080	—	—	1,080
Conversion of convertible notes to common stock	—	—	718,184	—	5,027	—	—	5,027
Conversion of preferred stock to common stock upon initial public offering	(22,671,601)	(145,944)	22,671,601	3	145,941	—	—	145,944
Issuance of common stock in connection with initial public offering, net of issuance costs of $5,171	—	—	3,897,910	—	22,114	—	—	22,114
Issuance of common stock upon exercise of common stock warrants	—	—	15,112	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	—	—	(17,842)	(17,842)
Balance — December 31, 2017	—	$—	28,940,282	$3	$177,757	$(79)	$(164,487)	$13,194

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION ROBOTICS, INC.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,842)	$(21,846)	$(22,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574	654	860
Loss on disposal of property and equipment	34	46	—
Amortization of debt issuance costs	551	737	1,209
Stock-based compensation	465	466	429
Changes in fair value of preferred stock warrant liabilities	387	346	(578)
Gain on sale of investment	(1,851)	—	—
Non-cash interest expense on convertible notes	27	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,383)	(987)	3,501
Inventory	(19)	2,892	(3,369)
Prepaid expenses and other assets	(752)	324	377
Accounts payable	246	709	(1,929)
Accrued and other liabilities	307	495	(1,647)
Net cash used in operating activities	(19,256)	(16,164)	(24,118)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	2	—
Proceeds from sale of investment	1,851	—	—
Purchases of property and equipment	(229)	(1,173)	(456)
Net cash provided by (used in) investing activities	1,622	(1,171)	(456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net	22,114	—	—
Proceeds from convertible notes	5,000	—	—
Proceeds from issuance of Series C convertible preferred stock, net	10,209	12,073	4,175
Proceeds from exercised stock options	43	41	111
Proceeds from long-term debt, net	—	—	19,601
Principal payments on long-term debt	(8,000)	—	(15,000)
Net cash provided by financing activities	29,366	12,114	8,887
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,732	(5,221)	(15,687)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(93)	—	14
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	12,006	17,227	32,900
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$23,645	$12,006	$17,227
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$28	$56	$61
Cash paid for interest	$1,497	$1,738	$1,452
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Vesting of shares purchased under an early exercise of stock options	$—	$—	$19
Issuance of preferred stock warrants in connection with long-term debt	$—	$—	$256
Conversion of preferred stock into common stock	$145,944	$—	$—
Reclassification of preferred stock warrant liabilities to equity	$1,080	$—	$—
Conversion of convertible notes and accrued interest into common stock	$5,027	$—	$—
Non-cash lease incentive	$—	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION ROBOTICS, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Nature of Operations

Restoration Robotics, Inc. is a medical device company incorporated in the state of Delaware on November 22, 2002 and headquartered in San Jose, California. The Company develops an image-guided robotic system that enables follicular unit extraction (FUE) for use in the field of hair transplantation and markets the ARTAS® Robotic System in the United States and other countries.  In these notes to the audited consolidated financial statements, the “Company,” “Restoration Robotics,” “we,” “us,” and “our” refers to Restoration Robotics, Inc. and its subsidiaries on a consolidated basis.

Initial Public Offering

On October 11, 2017, the Company’s Registration Statement on Form S-1 (File No. 333-220303) relating to the initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, the Company completed its IPO of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share for aggregate cash proceeds of approximately $22,114, after deducting underwriter discounts and commissions, and offering costs of $5,171.

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

Following the filing of the Restated Certificate of Incorporation of the Company on October 16, 2017, the number of shares of capital stock the Company is authorized to issue is 310,000,000 shares, of which 300,000,000 shares may be common stock and 10,000,000 shares may be preferred stock. Both the common stock and the preferred stock have a par value of $0.0001 per share.

Reverse Stock Split

On September 15, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. Upon the effectiveness of the reverse stock split, (i) every 10 shares of outstanding common stock were combined into one share of common stock, (ii) the number of shares of common stock for which each outstanding option to purchase common stock is exercisable was proportionately decreased on a 1-for-10 basis, (iii) the exercise price of each outstanding option to purchase common stock was proportionally increased on a l-for-10 basis, and (iv) the conversion ratio for each share of outstanding preferred stock which is convertible into our common stock was proportionately reduced on a 1-for-10 basis. All of the outstanding common stock share numbers (including shares of common stock into which our outstanding convertible preferred stock shares are convertible), share prices, exercise prices and per share amounts have been adjusted in these consolidated statements, on a retroactive basis, to reflect this l-for-10 reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

These consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations since inception. As of December 31, 2017 and 2016, the Company has an accumulated deficit of $164,487 and $146,645 and, as of such dates, did not have sufficient capital to fund its planned operations. As a result of the Company’s recurring losses from operations and negative cash flows, the Company’s independent registered public accounting firm included an explanatory paragraph in its current report on the Company’s consolidated financial statements that such factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to manage expenses and obtain additional funds through a combination of equity and debt financing. In order to continue its operations, the Company must achieve profitable operations and/or obtain additional financing. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. The Company may never become profitable and even if it does attain profitable operations, it may not be able to sustain profitability or positive cash flows on a recurring basis.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and, as such, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The accompanying consolidated financial statements include the accounts of Restoration Robotics, Inc. and its wholly owned subsidiaries.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Restoration Robotics, Inc. and its wholly owned subsidiaries, which are located in the United States, United Kingdom, Spain, Hong Kong and South Korea. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to revenue recognition, the fair value of common stock, the fair value of preferred stock warrant liabilities, and the recoverability of the Company’s net deferred tax assets, and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

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

Foreign Currency

The functional currency of the Company’s non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are based upon the exchange rate at the time of the transaction, if known, or at the average rate for the period. Differences are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (expense), net in the accompanying consolidated statements of operations. The net foreign transaction gain or losses were insignificant for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consists primarily of funds invested in readily available checking and savings accounts, investments in money market funds and short-term time deposits.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	December 31,
	2017	2016
Cash and cash equivalents	$23,545	$11,906
Restricted cash	100	100
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$23,645	$12,006

Restricted Cash

As of December 31, 2017 and 2016, the Company was required to hold $100 in a separate money market account as collateral for credit cards. These amounts are recorded in other assets in the accompanying consolidated balance sheets.

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

Concentration of Customers

For the year ended December 31, 2017, 2016 and 2015, there were no customers accounting for more than 10% of the Company’s revenue.  As of December 31, 2017, two customers each accounted for 10% and 11% of the Company’s accounts receivable. As of December 31, 2016, six customers accounted for 10%, 11%, 11%, 11%, 12%, and 13% of the Company’s accounts receivable.

Allowance for Doubtful Accounts

Accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Accounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Historically, such losses have been within management's expectations. The allowance for doubtful accounts is $229 and $0 at December 31, 2017 and 2016.

Investments

The Company determines the appropriate designation of its investments as “trading”, “available-for-sale” or “held-to-maturity” based on management’s intent at the time of purchase and reevaluates such designated at each reporting date. For all reporting periods presented, the Company’s investments are designated as available-for-sale. The Company determines any realized gains or losses on the sale of any investments on a specific identification method and records such gains and losses in the accompanying consolidated statements of operations.

The Company evaluates its investments periodically for possible other-than-temporary impairment. A decline in fair value below the amortized cost of the investment is considered other-than-temporary impairment if the Company has the intent to sell the investment or it is more likely than not that the Company will be required to sell the investment before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost.

Inventory

Inventory is stated at the lower of cost or net realizable value and cost is principally determined using the first-in, first-out method. Costs include material, labor and overhead. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Inventory write-downs are charged to cost of goods sold and a new cost basis for the inventory is established.

Concentration of Supplier

The Company has a single source supplier manufacturing its system. If the supplier is not able to supply the requested orders, the Company would be unable to continue to derive revenue from the sale of systems until an alternative source is found, which could take a considerable length of time.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which is between three and five years. Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the improvements. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet, and any resulting gain or loss is reflected in operations.

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

Preferred Stock Warrants Liabilities

The Company accounted for its freestanding warrants to purchase shares of convertible preferred stock that are contingently redeemable as liabilities in the consolidated balance sheets at their estimated fair value because these warrants may have obligated the Company to redeem them at some point in the future. At the end of each reporting period, changes in the estimated fair value of the warrants to purchase shares of convertible preferred stock were recorded as other income (expense), net in the consolidated statements of operations. Upon the closing of the IPO (as discussed in Note 1), all outstanding preferred stock warrants were converted into common stock warrants and the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit) and was no longer subject to remeasurement.

Debt Issuance Costs

Costs related to the issuance of debt are presented as a direct deduction to the carrying value of the debt and are amortized to interest expense using the effective interest rate method over the term of the related debt.

Gain on Sale of Stock Investment

In the fourth quarter of 2017, the Company recognized a gain of $1,851 on the sale of stock held in a privately-held company that had been impaired and written-down to nil prior to fiscal year 2014.

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

The Company records its revenue net of sales tax and shipping and handling costs. Incremental direct costs incurred related to the acquisition or origination of a customer contract are expensed as incurred.

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

Deferred revenue primarily relates to support and maintenance and pertains to billings or payments received in advance where all of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.

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

Sales Taxes

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with the collected taxes recorded as current liabilities in accrued and other liabilities in the accompanying consolidated balance sheets until remitted to the relevant government authority.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the tax and financial reporting bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced through the establishment of a valuation allowance, if, based upon available evidence, it is determined that it is more likely than not that the deferred tax assets will not be realized. All deferred tax assets and liabilities are classified as non-current in the consolidated financial statements.

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

Stock-based awards granted to non-employees are accounted for at fair value. The associated expense is recognized by the Company over the period the services are performed by non-employees. The fair value of stock-based awards granted to non-employees was nominal for the years ended December 31, 2017, 2016 and 2015.

Net Loss Per Share

Prior to the convervsion of all the preferred stock in connection with the IPO, the Company followed a two‑class method when computing net loss per common share as we issue shares that meet the definition of participating securities. The two‑class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two‑class method requires income for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Our convertible preferred stock contractually entitles the holders of such shares to participate in dividends, but does not contractually require the holders of such shares to participate in our losses. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti‑dilutive.

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

There were no contributions by the Company during the years ended December 31, 2017, 2016 and 2015.

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, collectively, ASU 2014-09. ASU 2014-09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services and also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. ASU 2014-09 may be adopted either respectively to each prior period presented (full retrospective method) or with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company expects to adopt this standard effective January 1, 2019 using the modified retrospective adoption method.

The Company’s preliminary assessment of areas to be impacted by the new standard identified possible impact to the deferral of costs to obtain a contract, which are primarily commission expense directly incurred as a result of sales of products and related support, and the allocation of revenue between products and support and maintenance for certain arrangements. While the Company continues to assess the potential impact of the new standard, including the areas described above, it has not yet quantified the impact the new standard may have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), or ASU 2016‑02, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. Under ASU 2016‑02, a lessee would recognize a lease liability for the obligation to make lease payments and a right‑to‑use asset for the right to use the underlying asset for the lease term. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact and materiality that this standard will have on its consolidated financial statements. However, the Company does expect an increase in its consolidated assets and liabilities upon adoption of this standard.

Recently Adopted Accounting Standards

In May 2017, the FASB issued ASU No. 2017-09 (Topic 718) Compensation—Stock Compensation: Scope of Modification Accounting, which provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new standard is effective on a prospective basis for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted this ASU on a prospective basis in the fourth quarter of fiscal 2017. Prior periods were not retrospectively adjusted. The adoption of the ASU did not have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 (Topic 230) Statement of Cash Flow: Restricted Cash, which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of this ASU are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standard must be applied retrospectively to all periods presented. The Company has early adopted this standard in the fourth quarter of fiscal 2017 and the adoption did not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016‑15. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company has early adopted this standard in the fourth quarter of fiscal 2017 and the adoption did not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016‑09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share‑Based Payment Accounting, or ASU 2016‑09. ASU 2016-09 simplifies the accounting and reporting of share‑based payment transactions, including adjustments to how excess tax benefits and payments for tax withholdings should be classified and provides the election to eliminate the estimate for forfeitures. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period for which financial statements have not been issued or made available for issuance. The Company early adopted this ASU on a prospective basis in the fourth quarter of fiscal 2017. Prior periods were not retrospectively adjusted. The adoption of the ASU did not have a material impact on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory, Simplifying the Measurement of Inventory (Topic 330), or ASU 2015-11. Under ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This standard should be applied prospectively and early adoption is permitted. The Company adopted this ASU on a prospective basis in the fourth quarter of fiscal 2017. Prior periods were not retrospectively adjusted. The adoption of the ASU did not have a material impact on the consolidated financial statements.

3. NET LOSS PER SHARE

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, preferred stock warrants and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2017	2016	2015
Options to purchase common stock	1,930,752	1,831,757	1,410,708
Convertible preferred stock	—	21,142,295	19,336,777
Warrants for preferred stock	—	385,126	385,126
Warrants for common stock	306,456	—	—
Total potential dilutive shares	2,237,208	23,359,178	21,132,611

4. FAIR VALUE MEASUREMENTS

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair market value because of the short-term nature of those instruments. Management believes that the long-term note bearing variable interest represents the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of this instrument approximates its fair value.

U.S. GAAP established a framework for measuring fair value and a fair value hierarchy based on the inputs used to measure fair value. This framework maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It applies to both items recognized and reported at fair value in the consolidated financial statements and items disclosed at fair value in the notes to the consolidated financial statements.

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

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market accounts	$23,545	$—	$—	$23,545
Restricted cash	100	—	—	100
Total assets	$23,645	$—	$—	$23,645

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market accounts	$11,906	$—	$—	$11,906
Restricted cash	100	—	—	100
Total assets	$12,006	$—	$—	$12,006
Liabilities
Preferred stock warrant liabilities	$—	$—	$693	$693

The following table summarizes the preferred stock warrant liabilities activity subject to Level 3 inputs which are measured on a recurring basis until their exercises:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance as of January 1, 2015	$659
Change in fair value of preferred stock warrants	(578)
Fair value of preferred stock warrants issued	266
Balance as of December 31, 2015	347
Change in fair value of preferred stock warrants	346
Balance as of December 31, 2016	693
Change in fair value of preferred stock warrants	387
Fair value of preferred stock warrants converted to common stock warrants	(1,080)
Balance as of December 31, 2017	$—

5. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	December 31,
	2017	2016
Finished goods	$2,761	$2,580
Raw materials	—	162
Total inventory	$2,761	$2,742

Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31,
	2017	2016
Computer hardware and software	$721	$647
Equipment	2,929	2,818
Leasehold improvements	869	1,094
Furniture and fixtures	270	82
Total property and equipment	4,789	4,641
Less: Accumulated depreciation and amortization	(3,651)	(3,182)
Total property and equipment, net	$1,138	$1,459

Depreciation and amortization expense was $574, $654, $860 for the years ended December 31, 2017, 2016 and 2015.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	December 31,
	2017	2016
Payroll and related expense	$1,630	$1,647
Other*	1,125	791
Total accrued and other liabilities	$2,755	$2,438

*	Other consists of items that are individually less than 5% of total current liabilities.

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

Aggregate future minimum lease payments required under the Company’s operating leases as of December 31, 2017 are as follows:

Years ending December 31,
2018	$503
2019	518
2020	534
2021	550
Thereafter	188
Total future minimum lease payments	$2,293

The total rent expense for all operating leases for the years ended December 31, 2017, 2016 and 2015 was $413, $315, and $322.

Licensing Agreements

In July 2006, the Company entered into a license agreement with Rassman Licensing, LLC (Rassman) for non-exclusive, royalty bearing, non-transferable, perpetual, world-wide rights for use on approved fields relating to robotically controlled hair removal and implantation procedures. In consideration for this license, the Company paid Rassman a one-time payment of $1,000. The agreement terminates on May 9, 2020. In February 2012, the Company amended its license agreement with Rassman. In exchange for a one-time $400 payment to Rassman, the Company now has a fully paid royalty-free license to a patent subject to this license agreement. Royalties for the years ended December 31, 2017, 2016 and 2015 were $0.

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

7. LONG-TERM DEBT

Loan and Security Agreement

In May 2015, the Company entered into a loan and security agreement with Oxford Finance, LLC, or Oxford, (the Agreement). Under the terms of the loan and security agreement, the Company borrowed $20,000 with an interest rate at prime plus 8.5% per annum, which is collateralized by all personal property of the Company excluding intellectual property, and issued 10-year warrants to purchase 110,486 shares of Series C Preferred Stock at $7.15 per share. The estimated fair value of the warrants at issuance was recorded as a discount on the loan and amortized into interest expense over the expected life of the loan. In connection with the loan agreement, the Company recorded $246 of credit facility fees and $153 of debt issuance cost as of January 31, 2015. The credit facility fees and debt issuance costs are a discount on the debt and are being amortized to interest expense over the term of the loan using the effective-interest method. The loan will mature in July 2019, at which time the Company must repay the outstanding principal balance which includes a final payment of $1,300. The outstanding principal balance on the loan was $13,300 and accrued interest totaled $85 as of December 31, 2017. The interest rate was 13% at December 31, 2017.

Borrowings under the Agreement are collateralized by all the assets of the Company excluding intellectual property. The Agreement includes customary restrictive covenants that impose operating and financial restrictions on the Company, including restrictions on our ability to take actions that could be in the Company’s best interests. These restrictive covenants include operating covenants restricting, among other things, the Company’s ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. The Company was in compliance with all of the covenants as of December 31, 2017 and 2016.

The scheduled principal payments on the outstanding borrowings as of December 31, 2017 are as follows:

As of December 31, 2017
2018	$8,000
2019	5,300
Total	13,300
Less debt discount	(299)
Less current portion	(7,730)
Non-current portion	$5,271

For the year ended December 31, 2017 and 2016, the Company made principal repayments of $8,000 and $0.

Convertible Notes

On September 6, 2017, the Company issued $5,000 in subordinated convertible notes (Convertible Notes) that accrued interest at 5.0% per annum, in a private placement transaction with certain of the Company’s existing stockholders and their affiliated entities, including investors affiliated with certain of the Company’s directors.

Pursuant to the terms of the Convertible Notes, the aggregate outstanding principal and unpaid but accrued interest automatically converted into 718,184 shares of the Company’s common stock, upon the consummation of the IPO. There was no outstanding balance on the Convertible Notes as of December 31, 2017.

8. PREFERRED STOCK

As of December 31, 2017, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.0001. No shares of preferred stock were outstanding as of December 31, 2017.

Convertible Preferred Stock

During the year ended December 31, 2017, the Company issued an aggregate of 1,529,306 shares of Series C convertible preferred stock for net cash proceeds of $10,209, net of issuance cost of $726.

Upon the closing of the IPO (as discussed in Note 1), all outstanding shares of Series A, Series AA, Series B and Series C convertible preferred stock converted into 22,671,601 shares of common stock.

During the year ended December 31, 2016, the Company issued an aggregate of 1,805,518 shares of Series C convertible preferred stock for net cash proceeds of $12,073, net of issuance cost of $837.

The convertible preferred stock as of December 31, 2016 consisted of the following:

	December 31, 2016
Convertible Preferred Stock:	Shares Authorized	Shares Outstanding	Net Carrying Value	Liquidation Preference
Series A	25,092,906	2,509,232	$11,140	$11,292
Series B	38,461,538	3,846,132	24,926	25,000
Series C	170,100,000	14,536,931	97,693	103,939
Series AA	2,500,000	250,000	1,976	2,000
Total convertible preferred stock	236,154,444	21,142,295	$135,735	$142,231

On issuance, the Company’s convertible preferred stock was recorded at fair value or the amount of allocated proceeds, net of issuance costs.

The Company’s convertible preferred stock was classified outside of stockholders’ equity (deficit) from issuance through the closing of the IPO, because, in the event of certain “liquidation events” that are not solely within the Company’s control (including merger, acquisition, or sale of all or substantially all of the Company’s assets), the shares would have become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at any of the reporting dates.

9. PREFERRED AND COMMON STOCK WARRANTS

As of December 31, 2016, the preferred stock warrants consisted of the following:

	Warrants Outstanding December 31, 2016	Exercise Price	Expiration
Series C preferred stock warrants	274,640	$7.15	Various dates in 2023 - 2024
Series C preferred stock warrants	110,486	7.15	May 19, 2025
Total preferred stock warrants	385,126

There was no change in the total preferred stock warrants balance from January 1, 2017 to immediately prior to the closing of the IPO.

On the closing of the IPO, all outstanding convertible preferred stock warrants automatically converted into common stock warrants.  As such, the Company reclassified the outstanding preferred stock warrant liability to additional paid in capital in stockholder’s equity (deficit).  During the year ended, December 31, 2017, a total of 78,670 of common stock warrants were net exercised for 15,112 shares of common stock. As of December 31, 2017, there were 306,456 common stock warrants outstanding exercisable into the same number of shares of common stock at an exercise price of $7.15 with expiration dates ranging from 2018 to 2025.

From January 1, 2017 through September 30, 2017, the Company estimated the fair value of each preferred stock warrant using a probability weighed expected return method (PWERM) that uses an option pricing method (OPM), together with a Monte Carlo simulation to incorporate the anti-dilution provisions on the convertible preferred stock, to allocate the estimated value of the Company. The OPM treated classes of stock as call options on a company's enterprise value which took into consideration differences in the right of various securities including rights to dividends, liquidation preferences, and conversion rights. The OPM priced the call option using the Black-Scholes model. The PWERM relied on a forward-looking analysis to predict the possible future value of a company by weighing discrete future outcomes. The fair value of preferred stock warrants was determined using the following assumptions:

Year Ended December 31
2016
Expected term (years)	2.00
Risk-free interest rate	1.20%
Expected volatility	70.90%

The estimated expected volatility was derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the remaining term of the warrants. When making the selections of the Company’s industry peer companies to be used in the volatility calculation, the Company considered the size and operational and economic similarities to the Company’s principle business operations. The estimated expected term represented either the lesser of (i) the remaining contractual term of the warrants or (ii) the remaining term under probable scenarios used to determine the fair value of the underlying stock. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. The significant unobservable inputs used in the fair value measurement of the convertible preferred stock warrant liability were the fair value of the underlying stock at the valuation date, the expected volatility, and the estimated term of the warrants.

On the closing of the IPO, the Company remeasured the preferred stock warrant liability to fair value of $1,080 before the warrant liability converted into additional paid-in-capital. The Company estimated the fair value of the preferred stock warrant liability using the Black-Scholes-Merton option pricing model, based on the following assumptions:

Expected term (years)	1.00-7.61
Risk-free interest rate	1.31-2.16%
Expected volatility	72%

10. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion of all outstanding shares of convertible preferred stock (and preferred stock warrants), plus options granted and available for grant under the incentive plans.

	December 31, 2017	December 31, 2016
Conversion of outstanding Series A convertible preferred stock	—	2,509,232
Conversion of outstanding Series B convertible preferred stock	—	3,846,132
Conversion of outstanding Series C convertible preferred stock	—	14,536,931
Conversion of outstanding Series AA convertible preferred stock	—	250,000
Outstanding preferred stock warrants	—	385,126
Outstanding common stock warrants	306,456	—
Outstanding and issued stock options	1,930,752	1,831,757
Shares reserved for future option grants	271,490	392,306
Total common stock reserved for issuance	2,508,698	23,751,484

11. STOCK OPTION PLAN

2017 Plan

The 2017 Equity Incentive Plan (2017 Plan) became effective on October 11, 2017. Under the 2017 Plan, 1,913,831 shares of common stock were initially reserved for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation to employees, directors and consultants. In addition, the Company’s 2017 Plan provides for the grant of performance cash awards to employees, directors and consultants. Prior to the 2017 Plan, 306,756 shares that had been available for future awards under 2015 Plan (defined below) as of October 11, 2017, were added to the initial reserve available under 2017 Plan, bringing the total number of shares reserved for issuance under the 2017 Plan upon effective date to 2,220,587 shares. The number of shares reserved for issuance under the 2017 Plan will increase automatically on the first day of each fiscal year beginning in 2018 and ending in 2027, equal to the lesser of (i) 4% of the shares of stock outstanding on the last day of the immediately preceding fiscal year or (ii) number of shares of stock as determined by the Company’s board of directors.

2005 and 2015 Plan

The Company granted options under 2015 Equity Incentive Plan (the 2015 Plan) and 2005 Stock Option Plan (the 2005 Plan) until October 2017 when they were terminated as to future awards, although they continue to govern the terms of options that remain outstanding under the 2005 Plan and the 2015 Plan, as the case may be. The 2005 Plan provided for the granting of ISOs and NSOs. In 2015, the Company established its 2015 Plan, which superseded and replaced the 2005 Plan. In connection with the Board of Directors approval of the 2017 Plan, all remaining shares available for future award under the 2015 Plan were transferred to the 2017 Plan, and the 2015 Plan was terminated.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$10	$12	$12
Research and development	101	102	116
Sales and marketing	74	85	140
General and administrative	280	267	161
Total stock-based compensation	$465	$466	$429

Determination of Fair Value

The estimated grant-date fair value of all of the Company’s stock-based awards was calculated using the Black-Scholes-Merton option pricing model, based on the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	4.95-7.50	5.53–6.11	5.00 – 6.07
Risk-free interest rate	1.77-2.13%	1.30–1.84%	1.47– 1.82%
Expected volatility	51.62-55.38%	52.71–56.58%	51.93-58.21%
Expected dividend rate	0%	0%	0%

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

Fair Value of Common Stock—Prior to the closing of the Company’s IPO, the fair value of the Company’s common stock was determined by the Company’s board of directors because there was no public market for the Company’s common stock as the Company was a private company.  The Company’s board of directors determined the fair value of the common stock by considering a number of objective and subjective factors, including having valuations of its common stock performed by an unrelated valuation specialist, valuations of comparable peer public companies, sales of the Company’s convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. After the closing of the Company’s IPO, the fair value of the Company’s common stock is used to estimate the fair value of the stock-based awards at grant date.

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2015	1,258,429	$1.80
Options granted	532,930	1.80
Options exercised	(79,893)	1.40
Options cancelled	(294,654)	1.40
Options expired	(6,104)	2.30
Outstanding – December 31, 2015	1,410,708	1.90	7.9	$—
Options granted	1,179,644	1.70
Options exercised	(20,218)	2.00
Options cancelled	(737,377)	2.00
Options expired	(1,000)	0.50
Outstanding – December 31, 2016	1,831,757	1.80	8.7	$14
Options granted	192,420	3.12
Options exercised	(21,843)	2.01
Options cancelled	(71,582)	1.81
Outstanding – December 31, 2017	1,930,752	$1.90	7.9	$5,322
Vested and expected to vest – December 31, 2017	1,667,332	$1.90	7.8	$4,590
Exercisable – December 31, 2017	960,933	$1.80	7.2	$3,257

The weighted-average grant date fair value of options granted was $1.73, $0.86 and $1.10 per share for years ended December 31, 2017, 2016 and 2015.

The total intrinsic value of options exercised were $1.18, $0 and $47 for years ended December 31, 2017, 2016 and 2015.

Unamortized stock-based compensation was $722 as of December 31, 2017, which is expected to be recognized over a weighted-average period of approximately 2.63 years.

12. INCOME TAXES

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic	$(17,732)	$(21,696)	$(22,535)
Foreign	(54)	(150)	(436)
Net loss before provision for income taxes	$(17,786)	$(21,846)	$(22,971)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
Current tax provision:
Federal	$—	$—	$—
State	4	4	4
Foreign	56	16	17
Total current tax provision	60	20	21
Deferred tax provision (benefit):
State	(4)	(4)	(4)
Foreign	—	(16)	(17)
Total deferred tax provision (benefit)	$(4)	$(20)	$(21)
Total provision for income taxes	$56	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets for all periods presented due to the uncertainty of realizing future tax benefits from net operating loss carryforwards and other deferred tax assets. The valuation allowance decreased by $13,888 and increased by $7,634 for the years ended December 31, 2017 and 2016. The decrease in valuation allowance in 2017 was due to the change in the corporate tax rate from 35% to 21% and the resulting revaluation of the deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff has issued SAB 118 which will allow the Company to record provisional amounts during a measurement period.

The Company has concluded that a reasonable estimate could be developed for the effects of the tax reform. However, due to the short time frame between the enactment of the reform and the year end, its fundamental changes, the accounting complexity, and the expected ongoing guidance and accounting interpretations over the next 12 months, the Company considers the accounting of the deferred tax remeasurement and other items to be reasonable estimates. These effects have been included in the consolidated financial statements for the year ended December 31, 2017 as provisional amounts, which had no effect on the benefit from taxes on income due to the valuation allowance.

During the measurement period, the Company might need to reflect adjustments to the provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. The measurement period will end when the Company obtains, prepares, and analyzes the information needed in order to complete the accounting requirements under ASC Topic 740 or on December 22, 2018, whichever is earlier. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

Our effective tax rate substantially differed from the federal statutory tax rate of 34% primarily due to the change in the valuation allowance for our deferred tax assets. The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax at 34%	$(6,046)	$(7,306)	$(7,973)
Research tax credits	(75)	(99)	(82)
Stock-based compensation	85	102	125
Adjustment of deferred tax balances following changes in tax rates	20,748	—	—
Other	303	117	599
Change in valuation allowance	(14,955)	7,206	7,352
Total current tax provision	60	20	21
Total deferred tax benefit	(4)	(20)	(21)
Total provision for income taxes	$56	$—	$—

The components of the deferred tax assets are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$37,173	$51,104
Research and development credits	2,823	2,456
Accrual and reserves	1,251	1,575
Total deferred tax assets	41,247	55,135
Less: valuation allowance	(41,247)	(55,135)
Total net deferred tax assets	$—	$—

As of December 31, 2017, the Company has federal and state net operating loss (“NOL) carryforwards of approximately $154,250 and $96,696. The use of these NOL carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the IRC and similar state provisions (the “Code”); however, a complete analysis of the limitation of the NOL carryforwards will not be complete until the time the Company projects it will be able to utilize such NOLs. The NOL carryforwards expire between 2018 and 2037, and valuation allowances have been reserved, where necessary. In addition, as of December 31, 2017, the Company also had NOL carryforwards in South Korea of approximately $1,102 which begin to expire in 2025.

The Company also had federal and state research and development credit carryforwards of approximately $1,490 and $1,687, as of December 31, 2017. The federal credit will expire starting in 2025 if not utilized. The state credits have no expiration date.

Utilization of the research and development credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Code. However, the Company has not conducted a formal study to determine the extent of the limitations, which could impact the realizability of these credit carryforwards in future periods. The annual limitations may result in the expiration of the net operating losses and research and development credits before utilization.

The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided was $122 as of December 31, 2017. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

Uncertain Tax Positions

The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016
Balance as of the beginning of the year	$1,283	$1,186
Increases related to tax positions in prior period	5	16
Increases related to tax positions taken during the current period	74	81
Balance at the end of the year	$1,362	$1,283

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. If recognized, the impact on the Company’s effective tax rate would not be material due to the full valuation allowance. Management believes that there will not be any significant changes in our unrecognized tax benefits in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties, if applicable, are included in accrued liabilities in the consolidated balance sheet. For the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any accrued interest and penalties.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Tax years 2002 through 2017 remain open to examination by the United States and various state jurisdictions. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for any year.

13. GEOGRAPHIC INFORMATION

The following table reflects revenue by geographic area by customer location:

	Year Ended December 31,
	2017	2016	2015
United States	$8,919	$6,736	$8,252
Europe and Middle East	5,784	3,112	2,940
Asia Pacific	4,353	3,552	2,989
Rest of World	2,241	2,200	3,049
Total revenue	$21,297	$15,600	$17,230

As of December 31, 2017 and 2016, all long-term assets were located within the United States.

14. SELECTED QUARTERLY FINANCIAL DATA

The following tables present certain selected unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2017. This consolidated quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. The selected consolidated quarterly financial results from operations for the years ended December 31, 2017 and 2016 are set forth therein. Net loss per share for all periods presented has been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on September 15, 2017.

	Fiscal 2017 Quarter Ended,
	March 31, 2017 Unaudited	June 30, 2017 Unaudited	September 30, 2017 Unaudited	December 31, 2017 Unaudited
Revenue, net	$5,475	$5,789	$4,177	$5,856
Gross profit	$2,383	$2,302	$1,703	$2,759
Net loss	$(5,175)	$(5,007)	$(6,596)	$(1,064)
Basic and diluted net loss per share	$(3.20)	$(3.09)	$(4.07)	$(0.04)

	Fiscal 2016 Quarter Ended,
	March 31, 2016 Unaudited	June 30, 2016 Unaudited	September 30, 2016 Unaudited	December 31, 2016 Unaudited
Revenue, net	$3,187	$3,559	$3,676	$5,178
Gross profit	$779	$1,104	$1,272	$2,014
Net loss	$(5,814)	$(5,172)	$(5,928)	$(4,932)
Basic and diluted net loss per share	$(3.61)	$(3.21)	$(3.67)	$(3.06)

15. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2017 and 2016, the Company has engaged in a commercial transaction with a then-member of the Company’s board of directors. The aggregate revenue for this transaction was $83 and $240 for the years ended December 31, 2017 and 2016. There were no accounts receivable due from this then-member of the board of directors as of December 31, 2017 and 2016. In January 2017, that member of the Company’s board of directors resigned.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of December 31, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Consolidated Financial Statement Schedules

No consolidated financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or notes thereto.

3. Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

exhibit index

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.4	Amended and Restated Bylaws of Restoration Robotics, Inc.	8-K	10-17-17	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated February 7, 2013, by and among the Company and the investors listed therein, as amended.	S-1	9-1-17	10.10

4.4	Form of Warrant to Purchase Stock dated August 27, 2014, issued to National Securities Corporation.	S-1	9-1-17	10.11

4.5	Loan and Security Agreement, dated May 19, 2015, by and between the Company and Oxford Finance LLC.	S-1	9-1-17	10.12

4.6	First Amendment to Loan and Security Agreement, dated September 15, 2015, by and between Oxford Finance LLC and the Company.	S-1	9-1-17	10.13

4.7	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 276,224 shares of Series C Preferred Stock.	S-1	9-1-17	10.14

4.8	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 220,979 shares of Series C Preferred Stock.	S-1	9-1-17	10.15

4.9	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 220,979 shares of Series C Preferred Stock.	S-1	9-1-17	10.16

4.10	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 220,979 shares of Series C Preferred Stock.	S-1	9-1-17	10.17

4.11	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 165,734 shares of Series C Preferred Stock.	S-1	9-1-17	10.18

10.1	Manufacturing Agreement for Systems, dated March 1, 2016, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.1

10.2	Manufacturing Agreement for Consumables, dated April 1, 2016, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.2

10.3	Component Pricing Agreement, dated August 1, 2016, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.3

10.4	First Amendment to Component Pricing Agreement, dated August 30, 2017, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.4

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.5	Lease Agreement, dated April 16, 2012, by and between Legacy Partners I San Jose, LLC and the Company.	S-1	9-1-17	10.5

10.6	First Amendment to Lease Agreement, dated April 27, 2016, by and between G&I VIII Baytech LP and the Company and Tenant Estoppel Certificate, dated March 30, 2017, acknowledging Bridge III CA Alviso Tech Park, LLC as successor-in-interest to Landlord thereto.	S-1	9-1-17	10.6

10.7†	License Agreement, dated July 25, 2006 by and between the Company, James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.7

10.8†	First Amendment to License Agreement, dated January 5, 2009, by and between the Company, James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.8

10.9†	Second Amendment to License Agreement, dated February 23, 2015, by and between the Company, James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.9

10.10#	2005 Stock Plan.	S-8	10-17-17	99.1

10.11#	Form of Notice of Stock Option Grant and Stock Option Agreement under 2005 Stock Plan.	S-1	9-1-17	10.20

10.12#	Form of Notice of Stock Option Grant and Stock Option Agreement to International Optionees under 2005 Stock Plan.	S-1	9-1-17	10.21

10.13#	2015 Equity Incentive Plan.	S-8	10-17-17	99.4

10.14#	Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.23

10.15#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.24

10.16#	2017 Incentive Award Plan.	S-8	10-17-17	99.11

10.17#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.26

10.18#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.27

10.19#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.28

10.20#	2017 Employee Stock Purchase Plan.	S-8	10-17-17	99.11

10.21#	Employment Agreement, dated September 21, 2016, by and between Ryan Rhodes and the Company.	S-1	9-1-17	10.30

10.22#	Employment Letter Agreement, dated November 29, 2011, by and between Charlotte Holland and the Company.	S-1	9-1-17	10.31

10.23#	Employment Letter Agreement, dated September 4, 2008, by and between Gabriele Zingaretti and the Company.	S-1	9-1-17	10.32

10.24#	Transition and Separation Agreement, dated April 1, 2016, by and between James W. McCollum and the Company.	S-1	9-1-17	10.33

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.25#	Separation Letter Agreement, dated August, 3, 2016, by and between Lisa Edone and the Company.	S-1	9-1-17	10.34

10.26#	Employment Letter, dated December 1, 2017, by and between Mark Hair and the Company.	8-K	12-11-17	10.1

10.27#	Non-Employee Director Compensation Program.	S-1/A	9-18-17	10.35

10.28#	Form of Indemnification Agreement for directors and officers.	S-1/A	9-18-17	10.36

21.1	List of Subsidiaries.				X

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) are omitted pursuant to a request for confidential treatment that has been filed separately with the Securities and Exchange Commission.
*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Restoration Robotics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Robotics, Inc.

Date: March 5, 2018	By:	/s/ Ryan Rhodes
Ryan Rhodes
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Ryan Rhodes and Mark Hair his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan Rhodes	President, Chief Executive Officer aand Director	March 5, 2018
Ryan Rhodes	(Principal Executive Officer)

/s/ Mark Hair	Chief Financial Officer	March 5, 2018
Mark Hair	(Principal Financial and Accounting Officer)

/s/ Frederic Moll, M.D	Chairman and Director	March 5, 2018
Frederic Moll, M.D.

/s/ Jeffrey Bird, M.D., Ph.D.	Director	March 5, 2018
Jeffrey Bird, M.D., Ph.D.

/s/ Gil Kliman, M.D.	Director	March 5, 2018
Gil Kliman, M.D.

/s/ Emmett Cunningham, Jr., M.D., Ph.D.	Director	March 5, 2018
Emmett Cunningham, Jr., M.D., Ph.D.

/s/ Craig Taylor	Director	March 5, 2018
Craig Taylor

/s/ Shelley Thunen	Director	March 5, 2018
Shelley Thunen