Form 10-Q
period 2018-03-31
Restoration Robotics, Inc.
filed 2018-05-14
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 29,133,289 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESTORATION ROBOTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,530	$23,545
Accounts receivable, net of allowance of $429 and $229 as of March 31, 2018 and December 31, 2017, respectively	4,478	3,864
Inventory	2,222	2,761
Prepaid expenses and other current assets	1,233	1,562
Total current assets	24,463	31,732
Property and equipment, net	1,217	1,138
Restricted cash	100	100
Other assets	100	—
TOTAL ASSETS	$25,880	$32,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,296	$2,044
Accrued compensation	1,648	1,630
Other accrued liabilities	2,199	1,125
Deferred revenue	1,884	1,517
Current portion of long-term debt, net of discount of $199 and $270 as of March 31, 2018 and December 31, 2017	7,801	7,730
Total current liabilities	15,828	14,046
Other long-term liabilities	670	459
Long-term debt, net of discount of $6 and $29 as of March 31, 2018 and December 31, 2017	3,294	5,271
TOTAL LIABILITIES	19,792	19,776
Commitments and Contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 236,154,444 shares authorized and no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 350,490,000 shares authorized as of March 31, 2018 and December 31, 2017; 29,046,156 and 28,940,282 shares issued and outstanding as of March 31, 2018 and December 31, 2017	3	3
Additional paid-in capital	178,078	177,757
Accumulated other comprehensive loss	(75)	(79)
Accumulated deficit	(171,918)	(164,487)
TOTAL STOCKHOLDERS’ EQUITY	6,088	13,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,880	$32,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$5,005	$5,475
Cost of revenue	3,185	3,091
Gross profit	1,820	2,384
Operating expenses:
Sales and marketing	4,384	3,966
Research and development	2,125	1,916
General and administrative	2,351	926
Total operating expenses	8,860	6,808
Loss from operations	(7,040)	(4,424)
Other expense, net:
Interest expense	(358)	(586)
Other expense, net	(20)	(149)
Total other expense, net	(378)	(735)
Net loss before provision for income taxes	(7,418)	(5,159)
Provision for income taxes	13	16
Net loss attributable to common stockholders	$(7,431)	$(5,175)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.32)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,962,269	16,183,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(7,431)	$(5,175)
Other comprehensive income (loss):
Cumulative translation adjustment	4	(59)
Comprehensive loss	$(7,427)	$(5,234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance — December 31, 2017	28,940,282	$3	$177,757	$(79)	$(164,487)	$13,194
Issuance of common stock pursuant to stock option exercises of vested options	105,874	—	196	—	—	196
Stock-based compensation	—	—	125	—	—	125
Other comprehensive gain	—	—	—	4	—	4
Net loss	—	—	—	—	(7,431)	(7,431)
Balance — March 31, 2018	29,046,156	$3	$178,078	$(75)	$(171,918)	$6,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,431)	$(5,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132	142
Amortization of debt issuance costs	94	164
Stock-based compensation	125	106
Changes in fair value of preferred stock warrant liabilities	—	193
Provision for bad debt	263	—
Provision for excess and obsolete inventory	93	—
Changes in operating assets and liabilities:
Accounts receivable	(876)	(41)
Inventory	446	752
Prepaid expenses and other assets	230	(147)
Accounts payable	300	346
Accrued and other liabilities	1,062	385
Deferred revenue	607	18
Net cash used in operating activities	(4,955)	(3,257)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(260)	(98)
Net cash used in investing activities	(260)	(98)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercised stock options	196	8
Principal payments on long-term debt	(2,000)	(2,000)
Net cash used in financing activities	(1,804)	(1,992)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(59)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,015)	(5,406)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	23,645	11,906
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$16,630	$6,500
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$4
Interest paid during the period	$275	$434
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchase of property and equipment included in accounts payable	$10	$—

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

Initial Public Offering

On October 11, 2017, the Company’s Registration Statement on Form S-1 (File No. 333-220303) relating to the initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, the Company completed its IPO of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share for aggregate cash proceeds of approximately $22,114, after deducting underwriting discounts and commissions, and offering costs of $5,171.

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

Reverse Stock Split

On September 15, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. Upon the effectiveness of the reverse stock split, (i) every 10 shares of outstanding common stock were combined into one share of common stock, (ii) the number of shares of common stock for which each outstanding option to purchase common stock is exercisable was proportionately decreased on a 1-for-10 basis, (iii) the exercise price of each outstanding option to purchase common stock was proportionally increased on a l-for-10 basis, and (iv) the conversion ratio for each share of outstanding preferred stock which is convertible into our common stock was proportionately reduced on a 1-for-10 basis. All of the outstanding common stock share numbers (including shares of common stock into which our outstanding convertible preferred stock shares are convertible), share prices, exercise prices and per share amounts have been adjusted in these consolidated statements, on a retroactive basis, to reflect this l-for-10 reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock and convertible preferred stock were not adjusted because of the reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations since inception. As of March 31, 2018, and December 31, 2017, the Company has an accumulated deficit of $171,918 and $164,487 and, as of such dates, did not have sufficient capital to fund its planned operations. Because of the Company’s recurring losses from operations and negative cash flows, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s consolidated financial statements as of, and for the year ended, December 31, 2017 that such factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue its operations, the Company must achieve profitable operations and/or obtain additional financing. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. The Company may never become profitable and even if it does attain profitable operations, it may not be able to sustain profitability or positive cash flows on a recurring basis.

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

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018 and 2017 and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 and the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2018 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted counting principles in the United States (U.S. GAAP) and in the opinion of management, reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three-month period are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report filed on Form 10-K for the year ended December 31, 2017, with the SEC on March 5, 2018.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Restoration Robotics, Inc. and its wholly owned subsidiaries, which are organized in the United States, United Kingdom, Spain, Hong Kong and South Korea. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to revenue recognition, the fair value of common stock, and the recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Reclassification

Certain amounts in the prior year's condensed consolidated balance sheet have been reclassified to conform to the current period's presentation. These reclassifications had no impact on the previously reported consolidated financial statements for the year ended December 31, 2017.

Concentration of Customers

For the three months ended March 31, 2018, no customers accounted for more than 10% of the Company’s revenue. For the three months ended March 31, 2017, two customers accounted for 13% and 16% of the Company’s revenue. As of March 31, 2018, no customers accounted for more than 10% of the Company’s accounts receivable. As of December 31, 2017, two customers accounted for 10% and 11% of the Company’s accounts receivable.

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, collectively, ASU 2014-09. ASU 2014-09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services and provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. ASU 2014‑09 may be adopted either retrospectively to each prior period presented (full retrospective method) or with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company expects to adopt this standard effective January 1, 2019 using the modified retrospective adoption method. The Company’s preliminary assessment of areas to be impacted by the new standard identified possible impact to the deferral of costs to obtain a contract, which are primarily commission expense directly incurred because of sales of products and related support, and the allocation of revenue between products and support and maintenance for certain arrangements. While the Company continues to assess the potential impact of the new standard, including the areas described above, it has not yet quantified the impact the new standard may have on its consolidated financial statements.

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

3. NET LOSS PER SHARE

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, preferred stock warrants and stock options are common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2018	2017
Options to purchase common stock	1,950,853	1,814,546
Convertible preferred stock	—	21,142,375
Warrants for preferred stock	—	385,141
Warrants for common stock	306,456	—
Total potential dilutive shares	2,257,309	23,342,062

4. FAIR VALUE MEASUREMENTS

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair market value because of the short-term nature of those instruments. The Company’s lease obligation, term loan and Convertible Notes have fair values that approximate their carrying value.

U.S. GAAP establishes a framework for measuring fair value and a fair value hierarchy based on the inputs used to measure fair value. This framework maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It applies to both items recognized and reported at fair value in the condensed consolidated financial statements and items disclosed at fair value in the notes to the condensed consolidated financial statements.

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

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the report date. The nature of these securities includes investments for which quoted prices are available but traded less frequently and investments that are fair valued using other securities, the parameters of which can be directly observed.

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

The following tables summarize the levels of fair value measurements of the Company’s cash equivalents:

	Fair Value Measurements as of March 31, 2018
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market account	$14,339	$—	$—	$14,339
Restricted cash:
Money market account	100	—	—	100
Total assets	$14,439	$—	$—	$14,439

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents: (1)
Money market account	$18,728	$—	$—	$18,728
Restricted cash:
Money market account	100	—	—	100
Total assets	$18,828	$—	$—	$18,828

(1) The Company incorrectly overstated its cash equivalents by $4,817 in its annual report on Form 10-K for the year ended December 31, 2017. Cash equivalents were $18,728, while cash was $4,817. The error in disclosure had no impact on previously reported cash and cash equivalents in the consolidated balance sheet as of December 31, 2017 or consolidated statement of operations for the year ended December 31, 2017.

5. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	March 31,	December 31,
	2018	2017
Finished goods	$2,222	$2,761
Raw materials	—	—
Total inventory	$2,222	$2,761

Property and Equipment, Net

Property and equipment, net consist of the following:

	March 31,	December 31,
	2018	2017
Equipment	$2,935	$2,929
Computer hardware and software	739	721
Leasehold improvements	874	869
Furniture and fixtures	453	270
Total property and equipment	5,001	4,789
Less: Accumulated depreciation and amortization	(3,784)	(3,651)
Total property and equipment, net	$1,217	$1,138

Depreciation and amortization expense was $132 and $142 for three months ended March 31, 2018 and 2017, respectively.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various operating leases including 23,000 square feet of office space in San Jose, California, which expires in April 2022.

Aggregate future minimum lease payments required under the Company’s operating leases as of March 31, 2018 are as follows:

Years Ending December 31,
2018 (remaining 9 months)	$378
2019	518
2020	534
2021	550
2022	188
Thereafter	—
Total future minimum lease payments	$2,168

Total rent expense was $103 and $105 for three months ended March 31, 2018 and 2017.

Commitments

The Company has two master agreements and a component pricing agreement with Evolve Manufacturing Technologies, Inc. (Evolve) for the supply of the ARTAS System and consumable products. The terms of these master agreements are substantially similar. The master agreement for the sale of ARTAS Systems was effective beginning on April 1, 2016 and the master agreement for the sale of kits used with the ARTAS System was effective beginning on March 1, 2016. Both agreements are effective for an initial term of two years and will continue to automatically renew for additional twelve-month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term, if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term. Under the agreements, the Company has future purchase commitments totaling $2,200 as of March 31, 2018.

In March 2018, the Company received U.S. FDA 510(k) clearance to expand the ARTAS System technology to include an implantation functionality. Based on manufacturing changes associated with the ARTAS system, the Company determined that certain components procured or expected to be procured by Evolve, will be in excess of expected demand or usage. Although the Company will be taking steps to minimize the adverse impact on the Company’s business, based on information available as of March 31, 2018, the Company’s management recorded a loss contingency accrual of $715 which is reported in “Cost of revenue” in the condensed consolidated statements of operations for the three-month ended March 31, 2018 and included in “Other accrued liabilities” on the condensed consolidated balance sheets as of March 31, 2018.

Licensing Agreements

In July 2006, the Company entered into a license agreement with Rassman Licensing, LLC (Rassman) for non-exclusive, royalty bearing, non-transferable, perpetual, world-wide rights for use on approved fields relating to robotically controlled hair removal and implantation procedures. In consideration for this license, the Company paid Rassman a one-time payment of $1,000. The agreement terminates on May 9, 2020. In February 2012, the Company amended its license agreement with Rassman. In exchange for a one-time $400 payment to Rassman, the Company now has a fully paid royalty-free license to a patent subject to this license agreement. Royalties for the three months ended March 31, 2018 and 2017 were $0.

In July 2006, the Company entered into a license agreement with HSC Development, LLC for exclusive non-transferable, royalty-free worldwide rights for use in approved fields relating to a computer-controlled system in which a device is carried on a mechanized arm for extraction or implantation of a follicular unit without manual manipulation. In consideration for this license, the Company paid HSC Development, LLC a one-time payment of $25 and issued 2,500 shares of the Company’s common stock.  The agreement terminates on July 27, 2024.

7. LONG-TERM DEBT

Loan and Security Agreement

In May 2015, the Company entered into a loan and security agreement with Oxford Finance, LLC (Oxford) (the Oxford Agreement). Under the terms of the loan and security agreement, the Company borrowed $20,000 with an interest rate at the greater of (i) 8.5% per annum or (ii) U.S. Dollar LIBOR rate plus 8.0% per annum, which is collateralized by all personal property of the Company, excluding intellectual property, and issued 10-year warrants to purchase 110,486 shares of Series C Preferred Stock at $7.15 per share. No warrants were exercised in the first quarter of 2018. The estimated fair value of the warrants at issuance was recorded as a discount on the loan and amortized into interest expense over the expected life of the loan. In connection with the loan agreement, the Company recorded $246 of credit facility fees and $153 of debt issuance cost as of January 31, 2015. The credit facility fees and debt issuance costs are a discount on the debt and are being amortized to interest expense over the term of the loan using the effective-interest method. The loan will mature in July 2019, at which time the Company must repay the outstanding principal balance which includes a final payment of $1,300. The outstanding balance on the loan was $11,300 and accrued interest totaled $83 as of March 31, 2018. The interest rate was 10.3% at March 31, 2018.

Borrowings under the Oxford Agreement are collateralized by all personal property of the Company, excluding intellectual property. The Agreement includes customary restrictive covenants that impose operating and financial restrictions on the Company, including restrictions on our ability to take actions that could be in the Company’s best interests. These restrictive covenants include operating covenants restricting, among other things, the Company’s ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. The Company was in compliance with all of the covenants as of March 31, 2018 and December 31, 2017.

The scheduled principal payments on the outstanding borrowings as of March 31, 2018 are as follows:

As of
March 31, 2018
2018 (remaining 9 months)	$8,000
2019	3,300
Total	11,300
Less debt discount	(205)
Less current portion	(7,801)
Non-current portion	$3,294

The entire outstanding principal balance plus accrued interest was paid off by the Company on May 10, 2018 in connection with the Company’s debt financing transactions in May 2018. Refer to Note 12 for additional information.

8. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the conversion of all outstanding shares of convertible preferred stock, of which, there are none, plus options granted and available for grant under the incentive plans.

	March 31,	December 31,
	2018	2017
Outstanding common stock warrants	306,456	306,456
Outstanding and issued stock options	1,950,953	1,930,752
Shares reserved for future option grants [2]	3,086,049	2,162,037
Total common stock reserved for issuance	5,343,458	4,399,245

(2)

The Company incorrectly understated its shares reserved for future option grants by 1,890,547 in its annual report on Form 10-K for the year ended December 31, 2017. The Company disclosed 271,490 shares reserved for future option grants at December 31, 2017, instead of 2,162,037 shares reserved for future option grants (as shown in the table above).

The error in disclosure had no impact on previously reported consolidated financial statements as of and for the year ended December 31, 2017.

9. STOCK OPTION PLAN

2005 and 2015 Plan

The Company granted incentive stock options (ISOs) and non-statutory stock options (NSOs) pursuant to its 2005 Stock Option Plan (the 2005 Plan) until the Board of Directors approved the 2015 Stock Option Plan (the 2015 Plan), and all remaining shares available for future award under the 2005 Plan were transferred to the 2015 Plan and the 2005 Plan was terminated.  The Company granted ISOs and NSOs pursuant to its 2015 Plan until the 2017 Equity Incentive Plan (the 2017 Plan) was approved by the Board of Directors and became effective on October 11, 2017.  As a result of the 2017 Plan becoming effective, all remaining shares available for future award under the 2015 Plan were transferred to the 2017 Plan, the 2015 Plan was terminated, and no further grants will be made under the Company’s 2005 Plan and the 2015 Plan.  Any outstanding stock awards granted under the 2005 Plan and the 2015 Plan will remain outstanding, subject to the terms of the Company’s 2005 Plan and 2015 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated or forfeited.

2017 Plan

The Company’s 2017 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation to employees, directors and consultants. In addition, the Company’s 2017 Plan provides for the grant of performance cash awards to employees, directors and consultants.

The Company recognized stock-based compensation expense for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$4	$5
Sales and marketing	22	15
Research and development	15	21
General and administrative	84	65
Total stock-based compensation	$125	$106

Determination of Fair Value

The estimated grant-date fair value of all of the Company’s stock-based awards was calculated using the Black-Scholes-Merton option pricing model, based on the following assumptions:

	Three Months Ended
	March 31,
	2018	2017
Expected term (years)	6.1	*
Risk-free interest rate	2.4%	*
Expected volatility	55.5%	*
Dividend yield	0%	*

* No stock options were issued during the three months ended March 31, 2017.

The following table summarizes stock option activity under the Company’s stock option plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
Outstanding — December 31, 2017	1,930,752	$1.90	7.9	$5,322
Options granted	233,600	5.07
Options exercised	(105,874)	1.84
Options cancelled	(107,525)	1.73
Outstanding — March 31, 2018	1,950,953	$2.29	8.0	$7,695
Vested and expected to vest — March 31, 2018	1,742,479	$2.33	7.9	$6,794
Exercisable — March 31, 2018	941,344	$1.78	7.2	$4,707

The weighted-average grant date fair value of options granted was $2.75 per share for three months ended March 31, 2018. There were no options granted for the three months ended March 31, 2017.

The total intrinsic value of options exercised was $14.8 and $0 for three months ended March 31, 2018 and 2017, respectively.

Unamortized stock-based compensation was $1.200 as of March 31, 2018, which is expected to be recognized over a weighted-average period of approximately 3.10 years.

10. INCOME TAXES

The Company generated a loss for the three months ended March 31, 2018 and incurred $13.0 of tax expense for the three months ended March 31, 2018. The Company’s effective tax rate is (0.17)% for income tax for the three months ended March 31, 2018 and the Company expects that its effective tax rate for the full year 2018 will be (0.17)%. Based on available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the Company’s U.S. federal, U.S. state and Korea deferred tax assets will not be realized and therefore a valuation allowance has been provided on these net deferred tax assets.

The Company has substantial net operating loss carry forwards available to offset future taxable income for U.S. federal and state income tax purposes. The Company’s ability to utilize its net operating losses may be limited due to changes in its ownership as defined by Section 382 of the Internal Revenue Code (the Code). Under the provisions of Sections 382 and 383 of the Code, a change of control, as defined in the Code, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities.

The Company files tax returns for U.S. federal and state tax returns along with tax returns in the United Kingdom, Hong Kong, Spain and South Korea. The Company is not currently subject to any income tax examinations. Since the Company’s inception, the Company had incurred losses from its U.S. operations, which generally allows all tax years to remain open.

Beginning in first quarter of 2018, the Company is subject to new provisions of the tax law, including provisions related to Global Low Taxed Intangible Income (GILTI), Foreign Derived Intangible Income deductions (FDII), and other changes. However, due to the Company’s losses and full valuation allowance in the U.S., these were determined to have no material impact to the Estimated Annual Effective Tax Rate due to the full Valuation Allowance in the U.S.

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of March 31, 2018 is approximately $1,400 and related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The interest and penalties are recognized as other expense and not tax expense. The Company currently has no interest and penalties related to uncertain tax positions.

11. SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates in a single operating segment and has one reportable segment, as its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company does not assess the performance of individual product line on measures of profit or loss, or asset-based metrics. Therefore, the information below is presented only for revenues by geography.

The following table reflects revenue by geographic area by customer location:

	Three Months Ended
	March 31,
	2018	2017
United States	$2,255	$2,544
Europe and Middle East	973	1,553
Asia Pacific	1,104	1,165
Rest of World	673	213
Total revenue	$5,005	$5,475

As of March 31, 2018, and December 31, 2017, all long-lived assets were located within the United States.

12. SUBSEQUENT EVENTS

On May 10, 2018, the Company entered into a Loan and Security Agreement with Solar Capital Ltd. and certain other lenders (collectively, the “Lenders”) thereunder (the “Solar Agreement”).  Under the terms of the Solar Agreement, the Company borrowed $20,000 with an interest rate at U.S. Dollar LIBOR plus 7.95% per annum. All amounts borrowed pursuant to the Solar Agreement are secured by liens on all personal property of the Company, excluding intellectual property. Monthly payments on any amounts drawn shall consist of the interest only payments for the first 18 months, followed by payments of principal and accrued interest on a monthly basis thereafter until April 2022, which is the four year anniversary of the date of the Solar Agreement.   In connection with the Solar Agreement, the Company issued to the Lenders warrants to purchase an aggregate of 161,725 shares of its common stock exercisable at a price of $3.71 per share.

The Company used approximately $10,100 of the net proceeds to repay the entire outstanding principal balance and accrued interest under its existing loan agreement with Oxford Finance LLC and terminated the loan agreement with Oxford.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) and other filings we have made with the SEC.

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

Overview

We are a medical technology company developing and commercializing a robotic device, the ARTAS® System, which assists physicians in performing many of the repetitive tasks that are a part of a follicular unit extraction, or FUE surgery, a type of hair restoration procedure. We believe the ARTAS® System is the first and only physician assisted robotic system that can identify and dissect hair follicular units directly from the scalp, create recipient implant sites and robotically implant the hair follicles into the implant sites. In addition to the ARTAS® System, we also offer the ARTAS Hair Studio application, an interactive three-dimensional patient consultation tool that enables a physician to create a simulated hair transplant model for use in patient consultations. We received clearance from the U.S. Food and Drug Administration, or FDA, in April 2011 to market the ARTAS® System in the U.S., and we have sold the ARTAS® System into 29 other countries. In March 2018, we received 510(k) clearance from the FDA to expand the ARTAS® technology to include implantation and plan to begin offering this additional functionality before the end of 2018. As of March 31, 2018, we have sold 97 ARTAS Systems in the U.S. and 164 internationally. As of March 31, 2018, the ARTAS® System and ARTAS Hair Studio application are protected by over 80 patents in the U.S. and over 110 international patents.

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

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO, private placements of our equity securities and, to a lesser extent, through debt financings, exercises of our common stock warrants and payments from our customers. As of March 31, 2018, we had cash and cash equivalents of $16.5 million.

On May 10, 2018, we entered into a Loan and Security Agreement with Solar Capital Ltd. and certain other Lenders thereunder, or the Solar Agreement.   Pursuant to the terms of the Solar Agreement, we borrowed $20.0 million with an interest rate at U.S. Dollar LIBOR plus 7.95% per annum. All amounts borrowed under the Solar Agreement are secured by liens over all personal property of the Company, excluding intellectual property. Monthly payments on any amounts drawn shall consist of the interest only payments for the first 18 months, followed by payments of principal and accrued interest monthly thereafter until the four-year anniversary of the date of the Solar Agreement. In connection with the Solar Agreement, we granted the Lenders warrants to purchase an aggregate of 161,725 shares of our common stock exercisable at a price of $3.71 per share.

We used approximately $10.1 million of the net proceeds to repay the entire outstanding principal balance and accrued interest under our existing loan agreement with Oxford Finance, LLC and terminated our loan agreement with Oxford.

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

Significant Investment in our Sales and Marketing

The Company has a new leadership team, made certain strategic changes to and investments in our U.S. sales and global marketing organizations, which included terminating certain personnel and hiring new personnel and realigning our reporting and leadership structure in the sales organization. For example, throughout 2018 we are increasing the size of our U.S. sales force by hiring sales professionals with extensive experience selling capital equipment and equipment to physicians in the aesthetic market. Strategically, we have been focused on our branding and have consolidated our regional marketing teams to standardize our messaging and focus of our marketing spending with an aim to be more efficient and cost-effective. As a result, we have seen a reduction in and improved efficiency of our marketing spending.

While we increased revenue in 2017 because of increased unit sales, these sales initiatives have also increased our sales and marketing expenses. Furthermore, we anticipate as we continue to advance the commercialization of the ARTAS System, our sales and marketing expenses will continue to increase in the near term.

Revenue Composition and Trends

The following table reflects revenue by category:

	Three Months Ended
	March 31,
	2018	2017
Systems	$2,005	$2,880
Procedure-based	2,473	2,091
Service related fees	527	504
Total revenue	$5,005	$5,475

We derive our revenue from the sale and service of ARTAS Systems and procedure-based fees.

•

Revenue from systems for the three months ended March 31, 2018 decreased as compared to the same period in 2017 primarily related to a decrease in the number of ARTAS systems sold. We believe the decrease in system revenue was largely due to ongoing implementation of our new sales strategy, which has not taken full effect given the recent key hires within the Company, including our new Vice President of Sales who joined in February 2018, and the weaker than expected performance in the EMEA region. In addition, we believe the decrease in revenue from systems may be caused by our recent announcement of FDA 510(k) clearance for the implantation functionality during the quarter, which may result in delayed timing of customer purchases of ARTAS Systems.

•

Revenue from procedure-based fees increased for the three months ended March 31, 2018 as compared to the same period in 2017.  While revenue from procedure-based fees increased between these periods, the total number of procedures performed by our customers on their patients did not increase proportionally to our revenue from procedure base fees due to the timing of when we sold the procedures to our customers versus when procedures are utilized.

•	Service-related fees were relatively unchanged for the three months ended March 31, 2018 as compared to the same period in 2017.

Historically, the majority of our revenue and our revenue growth has been generated through system sales. While we would expect our procedure-based fees to continue to increase as our installed base of ARTAS Systems grows worldwide, the total number of procedures has not increased proportionally with the increase in our installed base and the number of procedures performed tends to vary from quarter-to-quarter. We sold eight ARTAS Systems during the three months ended March 31, 2018, representing an aggregate installed base growth of 3.2% from December 31, 2017, or 253 to 261 systems, yet our procedure-based fees increased by 18% compared to the same period in 2017. While procedure-based fees increased more than the installed base of ARTAS Systems during the aforementioned periods, we believe that revenue from procedure-based fees may not grow proportionally as compared to the increase in our installed base and that it could vary from quarter-to-quarter due to a number factors, including:

•

physician uptake causing a slow ramp-up to utilizing the ARTAS System, which is particularly evident with physicians who are new to hair restoration procedures or physicians who do not operate a solely hair restoration focused practice who are commonly the profile we are targeting;

•

capacity limitations with the current installed base of ARTAS Systems, which can result in procedure-based fees not growing as quickly as system sales, as high performing practitioners are limited in the number of procedures that can be performed in any given period;

•	limited or no utilization of the ARTAS System after purchase because of a change in physician preference or practice; and
•

the concentration of ARTAS procedures being performed on a limited number of ARTAS Systems leading to volatility between periods if particular high-volume practitioners perform a smaller number of procedures in a given period which often happens during the summer period.

In order to increase the number of procedures performed per ARTAS System, and in turn increase revenue from procedure-based fees, we have, in connection with the leadership and sales and marketing changes, initiated programs to assist certain physicians in marketing efforts, patient education and practice optimization to increase utilization of the ARTAS System. If these efforts are successful, we anticipate that the growth in procedure-based fees will increase and that quarterly fluctuations in the number of total procedures performed will be reduced.

Growth in Revenue from Markets Outside the U.S.

Since launching the ARTAS System in 2011, we have obtained clearance to sell our products in over 60 countries. In June 2012, we obtained our CE mark to sell our product into the European Economic Area, or EEA. We have sold into 37 countries and sell directly into the U.S., Korea, Hong Kong, Singapore, Spain, Poland, Benelux, Scandinavia, Portugal, the Netherlands and through distributors in the other countries. We obtained clearance to sell in China in September 2016.

Revenue from markets outside of the U.S accounted for 55% of our total revenue in the first quarter of 2018, relatively unchanged from the same period in 2017. Although we will continue to invest resources outside of the U.S., including expansions into new international markets, we anticipate that the strategic shift in our sales strategy towards the U.S. market will impact the revenue mix between the U.S. and non-U.S. markets. However, the strategic shift may not take full effect until after December 31, 2018 due to the recent onboarding of our new Vice President of Sales and the anticipated expansion of our Regional Sales Managers throughout 2018.

The ARTAS System unit sales declined in the first quarter of 2018 relative to the first quarter of 2017 because of decreased unit sales in the U.S., Europe and Middle East and Asia Pacific regions, partially offset by increased units in the rest of the world region as well as increased procedure-based fees internationally.

We expect our operating expenses to increase because of increased sales and marketing activity to promote penetration in markets outside the U.S. where we already sell the ARTAS System and geographic expansion into new markets.

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

Furthermore, our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2018 and 2017:

	Three Months Ended
	March 3,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue	$5,005	$5,475	$(470)	(9)%
Cost of revenue	3,185	3,091	94	3
Gross profit	1,820	2,384	(564)	(24)
Gross margin	36%	44%
Operating expenses:
Sales and marketing	4,384	3,966	418	11
Research and development	2,125	1,916	209	11
General and administrative	2,351	926	1,425	154
Total operating expenses	8,860	6,808	2,052	30
Loss from operations	(7,040)	(4,424)	(2,616)	59
Other income (expense), net:
Interest expense	(358)	(586)	228	(39)
Other income (expense), net	(20)	(149)	129	(87)
Total other income (expense)	(378)	(735)	357	(49)
Net loss before provision for income taxes	(7,418)	(5,159)	(2,259)	44
Provision for income taxes	13	16	(3)	(19)
Net loss	$(7,431)	$(5,175)	$(2,256)	44%

Revenue, Net. Revenue decreased $0.5 million, or 9%, for the three months ended March 31, 2018, compared to the same period in 2017. The overall decrease in revenue was primarily due to a decrease in system revenue of $0.9 million, or 30%, for the three months ended March 31, 2018, compared to the same period in 2017. The decrease in system revenue was due to decreased unit volume, as we sold eight systems for the three months ended March 31, 2018, compared to 13 systems in the same period in 2017. The decrease was partially offset by an increase of $0.4 million from procedures-based fees and service-related fees. The increase in procedures-based fees and service-related fees was a result of an increased number of ARTAS procedures performed and, to a lesser extent, post-warranty maintenance contracts during the period.

Gross Margin. Gross margin decreased to 36% for the three months ended March 31, 2018, compared to 44% for the same period in 2017. The overall decrease in gross margin was primarily due to a charge related to certain excess inventory components procured or expected to be procured for our ARTAS System by our third-party manufacturer. In March 2018, we received U.S. FDA 510(k) clearance to expand the ARTAS System technology to include an implantation functionality. Based on manufacturing changes associated with the ARTAS system, we determined that certain components procured or expected to be procured by Evolve Manufacturing Technologies, Inc., our single third-party manufacturer, who assemble the ARTAS Systems, will be in excess of expected demand or usage. As a result, we recorded a loss contingency accrual of approximately $715 thousand which is reported in cost of revenue. The decrease was partially offset by decreased product costs due to certain efficiencies and a higher percentage of revenue from procedure-based fees which generally has a higher gross margin than sale of our ARTAS Systems.

Sales and Marketing. Sales and marketing expenses increased $0.4 million, or 11%, for the three months ended March 31, 2018, compared to the same period in 2017. The increase was primarily due to the growth in employee headcount to support our overall sales and marketing activities, including the ongoing commercialization efforts for the ARTAS System and the timing of expenditures for certain tradeshows in first quarter of 2018, which historically were held later in the calendar year.

Research and Development. Research and development expense increased $0.2 million, or 11%, for the three months ended March 31, 2018, compared to the same period in 2017. The increase was primarily due to incremental outside services and consulting costs.

General and Administrative. General and administrative expenses increased $1.4 million, or 154%, for the three months ended March 31, 2018, compared to the same period in 2017. The increase was primarily the result of an increase in professional service costs, consisting of accounting, consulting, legal and other professional fees incurred in connection with our status as a public company following our IPO in October 2017.

Interest expense. Interest expense was $0.4 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease in interest expense was related to a reduction in the principal balance of our outstanding long-debt obligations as we repaid a portion of the principal on our outstanding credit facility with Oxford Finance, LLC (Oxford).

Other income (expense), Net. Other income (expense), net decreased by $0.1 million for the three months ended March 31, 2018, compared to the same period in 2017. The decrease was attributable to the change in the fair value of our convertible preferred stock warrant liability in the first quarter of 2017. The convertible preferred stock warrant was converted into common stock warrants at the close of our IPO in October 2017.

Provision for income tax: Our effective tax rate is (.17%) for income tax for the three months ended March 31, 2018 and we expect that our effective tax rate for the full year 2018 will be (.17%). Based on available evidence, including cumulative losses since inception and expected future losses, we have determined that it is more likely than not that our U.S. federal, U.S. state and Korea deferred tax assets will not be realized and therefore a valuation allowance has been provided on the U.S. federal, U.S. state and Korea net deferred tax assets.

In general, if we experience a greater than 50% aggregate change in ownership over a three-year period, utilization of our pre-change net operating loss, or NOL, and credit carryforwards are subject to an annual limitation under Sections 382 and 383 of the U.S. Internal Revenue Code, or the Code.  Generally, U.S. states maintain similar laws or regulations as Sections 382 and 383 of the Code.  The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL or tax credit carryforwards before utilization.

We file tax returns for U.S. federal and state taxes along with tax returns in the United Kingdom, Hong Kong, Spain and South Korea. We are not currently subject to any income tax examinations. Since our inception, we have incurred losses from our U.S. operations, which generally allows all tax years to remain open.

We recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. We do not expect any material changes in the next 12 months in unrecognized tax benefits.

We recognize interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The interest and penalties are recognized as other expense and not tax expense. We currently have no interest and penalties related to uncertain tax positions.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. Our net loss was $7.4 million and $5.2 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $171.9 million. These factors raise substantial doubt about our ability to continue as a going concern. As of March 31, 2018, and December 31, 2017, we had cash and cash equivalents of $16.5 million and $23.5 million, respectively.

In connection with our IPO, we sold an aggregate of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share and we received aggregate cash proceeds of approximately $22.7 million, net of underwriting discounts and commissions, and offering costs.

Debt Obligations

In May 2015, we entered into a loan and security agreement with Oxford pursuant to which we borrowed $20 million. The loan will mature in July 2019. The loan with Oxford accrues interest at prime plus 8.5% per annum. Prior to January 1, 2017, only accrued interest on the borrowed amounts was due and payable monthly, with any outstanding accrued but unpaid interest being payable on the date we borrowed any additional amounts pursuant to the loan agreement if such funding date was not a regular interest payment date. Following January 1, 2017, the outstanding principal amounts on the borrowed amounts, plus accrued and unpaid interest, became due and payable in equal monthly amounts pursuant to a repayment schedule of 30 equal monthly payments such that all amounts outstanding will be repaid on or by July 1, 2019. Our obligations under the loan with Oxford are secured by all of our current and future assets, excluding any of our intellectual property. The outstanding principal balance on the Oxford loan was $11.3 million as of March 31, 2018. The loan agreement with Oxford contains various covenants. As of March 31, 2018, we were in compliance with all required covenants.

The entire outstanding principal balance, including interest was paid off by us on May 10, 2018 in connection with the Solar Agreement.

On May 10, 2018, we entered into a Loan and Security Agreement with Solar Capital Ltd. and certain other lenders thereunder. Pursuant to the terms of the Solar Agreement, we borrowed $20.0 million with an interest rate at U.S. Dollar LIBOR plus 7.95% per annum. All amounts borrowed under the Solar Agreement are secured by liens over all personal property of the Company, excluding intellectual property. Monthly payments on any amounts drawn shall consist of interest only payments for the first 18 months, followed by payments of principal and accrued interest monthly thereafter until the four-year anniversary of the date of the Solar Agreement.

Capital Resources

We have financed our operations principally through the issuance and sale of our common stock in our IPO, private placements of our capital stock, and to a lesser extent, secured debt financing and payments from customers. We believe that our existing cash and cash equivalents, cash expected to be generated from sales of our products and the net proceeds from the Solar Agreement following the repayment of the loan with Oxford, will not sufficient to fund our planned operations through the next 12 months. However, we will need additional capital to fund our future operations and we intend to obtain such capital through the sale of additional shares of capital stock or related securities. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. Further, there can be no assurance that we will be able to raise additional funds on favorable terms, or at all. Our failure to raise additional capital would have a negative impact on our financial condition and our ability to execute our business plan.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the ongoing commercialization of the ARTAS System, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the revenue we generate from our operations;
•	the scope and timing of our investment in our commercial infrastructure and sales-force;
•	the costs of commercialization activities including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of the ARTAS System and the ARTAS procedure;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need to implement additional infrastructure and internal systems;
•	the research and development activities we intend to undertake in order to expand the approved indications of use for the ARTAS System;
•	the emergence of competing technologies or other adverse market developments;
•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs associated with maintaining subsidiaries in foreign jurisdictions.

We cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(dollars in thousands)
Cash used in operating activities	$(4,955)	$(3,257)
Cash used in investing activities	(260)	(98)
Cash used in financing activities	(1,804)	(1,992)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(59)
Net decrease in cash, cash equivalents and restricted cash	$(7,015)	$(5,406)

Cash Flows from Operating Activities

For the three months ended March 31, 2018, cash used in operating activities of $5.0 million was attributable to a net loss of $7.4 million, partially offset by $0.7 million in non-cash charges and an increase from operating assets and liabilities of $1.8 million. The non-cash charges consisted primarily of provision for bad debt of $0.3 million, depreciation and amortization of $0.1 million, amortization of debt issuance costs of $0.1 million, stock-based compensation of $0.1 million and provision for excess and obsolete inventory of $0.1 million. The net change in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued other liabilities of $1.4 million, an increase in deferred revenue of $0.6 million due to ARTAS System service contracts added in the first quarter of 2018 and the deferral of one ARTAS System sold, and a decrease in inventory of $0.5 million, which was offset by an increase in accounts receivable of $0.9 million due to the timing of collections from customers in the first quarter of 2018.

For the three months ended March 31, 2017, cash used in operating activities of $3.3 million was attributable to a net loss of $5.2 million, partially offset by $0.6 million in non-cash charges and a net change in operating assets and liabilities of $1.3 million. The non-cash charges consisted primarily of $0.2 million related to a change in fair value of preferred stock warrants, amortization of debt issuance costs of $0.2 million, depreciation and amortization of $0.1 million, and stock-based compensation of $0.1 million. The net change in operating assets and liabilities was primarily attributable to a decrease in inventory of $0.8 million due to the sale of inventory in excess of purchases and an overall increase of $0.7 million in accounts payable and accrued and other liabilities due to growth in operations and the timing of receipt and payment of vendor invoices, partially offset by an increase of $0.1 million in prepaid expenses and other assets.

Cash Flows from Investing Activities

For the three months ended March 31, 2018 and 2017, cash used in investing activities related to purchases of property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2018, cash used in financing activities was $1.8 million, consisting of the $2.0 million payment of principal on our long-term debt, partially offset by $0.2 million of stock option exercises.

For the three months ended March 31, 2017, cash used in financing activities was $2.0 million, primarily from the payment of principal on our long-term debt to Oxford.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2018, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(dollars in thousands)
Debt obligations, including interest (1)	$8,538	$3,328	$—	$—	$11,866
Operating leases	507	1,060	601	—	2,168
Total contractual obligations	$9,045	$4,388	$601	$—	$14,034

(1)

Represents our loan with Oxford and our anticipated repayment schedule for the loan. Pursuant to our loan agreement with Oxford, the loan will mature in July 2019. The loan with Oxford accrues interest at prime plus 8.5% per annum. The outstanding principal balance on the Oxford loan was $13.3 million at December 31, 2017 and $11.3 million as of March 31, 2018, which includes a final payment of $1.3 million to Oxford on the maturity of the loan.

In March 2018, we received U.S. FDA 510(k) clearance to expand the ARTAS System technology to include an implantation functionality. Based on manufacturing changes associated with the ARTAS system, we determined that certain components procured or expected to be procured by Evolve Manufacturing Technologies, Inc., our single third-party manufacturer, who assemble the ARTAS Systems, will be in excess of expected demand or usage. As a result, we recorded a loss contingency accrual of $715 which is reported in “Cost of revenue” in the condensed consolidated statements of operations for the three-month ended March 31, 2018 and included in “Other accrued liabilities” on the condensed consolidated balance sheets as of March 31, 2018.

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structure finance entities.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the three months ended March 31, 2018.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Interest Rate Risk

Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio because of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

We are exposed to interest rate risk related to our debt obligations which are subject to variable interest rates. As of March 31, 2018, a 100-basis point increase in interest rates on our debt subject to variable interest rate fluctuations would increase our interest expense $0.1 million annually.

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

Our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes and legal actions arising in the normal course of our business.  There have been no material developments in legal proceedings in which we are involved during the three months ended March 31, 2018.

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

Risks Related to Our Business

We have limited commercial history and we have incurred significant losses since our inception. We anticipate that we will continue to incur losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

We have a limited commercial history and have focused primarily on research and development, product design and engineering, establishing supply and manufacturing relationships, seeking regulatory clearances and approvals to market the ARTAS Robotic Hair Restoration System, or the ARTAS System, and selling and marketing. We have incurred losses in each year since our inception in 2002. Our net losses were approximately $7.4 million for the three months ended March 31, 2018 and $17.8 million for the year ended December 31, 2017. As of March 31, 2018, we had an accumulated deficit of $171.9 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Furthermore, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. Before investing, you should consider an investment in our common stock considering the risks, uncertainties, and difficulties frequently encountered by early-stage medical technology companies in rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future because of a variety of factors, many of which are outside of our control. These factors include:

•	the cost of growing our ongoing commercialization and sales and marketing activities;
•	the costs of manufacturing and maintaining sufficient inventories of our products to meet anticipated demand and inventory write-offs related to obsolete products or components;
•	the costs of enhancing the existing functionality and development of new functionalities for the ARTAS System;
•	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
•	any product liability or other lawsuits related to our products and the costs associated with defending them or the results of such lawsuits;
•	the costs associated with conducting business and maintaining subsidiaries in foreign jurisdictions;
•	the costs to attract and retain personnel with the skills required for effective operations; and
•	the costs associated with being a public company.

Our budgeted expense levels are based in part on our expectations concerning future revenue from ARTAS System sales, servicing and procedure-based fees. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfalls in revenue. Accordingly, a significant shortfall in market acceptance or demand for the ARTAS System and procedures could have an immediate and material adverse impact on our business and financial condition.

It is difficult to forecast our future performance and our financial results may fluctuate unpredictably.

Our limited commercial history and the rapid evolution of the markets for medical technologies and aesthetic products make it difficult for us to predict our future performance. Several factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	physician demand for the ARTAS System and procedure usage may vary from quarter to quarter;
•	delays in purchasing ARTAS Systems in advance of the availability of implementation functionality;
•	the inability of physicians to obtain the necessary financing to purchase the ARTAS System;
•	changes in the length of our sales process for the ARTAS System;
•	performance of our international distributors;
•	positive or negative media coverage of the ARTAS System, the procedures or products of our competitors, or our industry generally;
•	our ability to maintain our current, or obtain further, regulatory clearances or approvals;
•	delays in, or failure of, product and component deliveries by our third-party manufacturers or suppliers;
•	seasonal or other variations in patient demand for aesthetic procedures;
•	introduction of new aesthetic procedures or products that compete with the ARTAS System;
•	changes in accounting rules that may cause restatement of our consolidated financial statements or have other adverse effects; and
•	adverse changes in the economy that reduce patient demand for elective aesthetic procedures.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements such as software-updates for the ARTAS System, and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of March 31, 2018, we had capital resources consisting of cash and cash equivalents of $16.5 million. In connection with our IPO, we raised an additional $22.7 million of proceeds, net of underwriting discounts and commissions, and offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of the ARTAS System, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities.

We believe our existing cash and cash equivalents, cash expected to be generated from the sale of our products and the net proceeds from the Solar Agreement following the repayment of the loan with Oxford will not be sufficient for us to fund our planned operations for the next twelve months. Therefore, we will need additional capital to fund our future operations.  In addition, our operating plans may change as a result of many factors some of which may be unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are restricted by covenants in the Solar Agreement. These covenants restrict, among other things, our ability to incur additional debt without Solar’s consent, which may limit our ability to obtain additional funds. In addition, the Solar Agreement contains certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default under the agreement and the requirement for us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding

We are dependent upon the success of the ARTAS System, which has a limited commercial history. If we are unsuccessful in developing the market for robotic hair restoration or the market acceptance for the ARTAS System fails to grow significantly, our business and future prospects will be harmed.

We commenced commercial sales of the ARTAS System for hair follicle dissection in the U.S. in 2011 and expect that the revenue we generate from both system sales and servicing as well as recurring procedure-based fees will account for all of our revenue for the foreseeable future. Accordingly, our success depends on the acceptance among physicians and patients of the ARTAS System as the preferred system for performing hair restoration surgery. Acceptance of the ARTAS System by physicians is significantly dependent on our ability to convince physicians of the benefits of the ARTAS System to their practices and, accordingly, develop the market for robotic-assisted hair restoration surgery. Acceptance of the ARTAS procedure by patients is equally important as patient demand will influence physicians to offer the ARTAS procedure. Although we have received FDA clearance to market the ARTAS System for the harvesting of hair follicles for transplant in the U.S. and the ARTAS System is otherwise authorized for marketing in 61 international countries, the degree of market acceptance of the ARTAS System by physicians and patients is unproven. We believe that market acceptance of the ARTAS System will depend on many factors, including:

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

We cannot assure you that the ARTAS System will achieve broad market acceptance among physicians and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from ARTAS System sales, servicing and procedure-based fees, any failure of this product to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.

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

Surgical alternatives to the ARTAS System may be able to compete more effectively than the ARTAS procedure in established practices with trained staff and workflows built around performing these surgical alternatives. Practices experienced in offering strip surgery or follicular unit extractions using hand-held devices may be reluctant to incorporate or convert their practices to offer ARTAS procedures due to the effort involved to make such changes.

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

Sales in markets outside of the U.S. accounted for approximately 58% of our revenue for the year ended December 31, 2017 and 54% of our revenue for the three months ended March 31, 2018 and 2017, respectively. We believe that a significant percentage of our business will continue to come from sales in markets outside of the U.S. through increased penetration in countries where we market and sell the ARTAS System, and with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

The ARTAS System that we market in the U.S. is regulated as a medical device by the U.S. Food and Drug Administration, or the FDA, and has received premarket clearance under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act, or FDCA. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved premarket approval, or PMA, application and later down-classified, or a 510(k)-exempt device. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s PMA process and does not always require long-term clinical studies.

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

We have two master agreements and a component pricing agreement with Evolve for the supply of the ARTAS System and consumable products, including reusable procedure kits, disposable procedure kits, upgrade kits and spare kits used with the ARTAS

System, pursuant to both of which we make purchases on a purchase order basis. The terms of these master agreements are substantially similar. The master agreement for the sale of ARTAS Systems was effective beginning on April 1, 2016 and the master agreement for the sale of kits used with the ARTAS System was effective beginning on March 1, 2016. Both agreements are effective for an initial term of two years and will continue to automatically renew for additional twelve-month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term. We have an agreement with Evolve for the pricing of certain components at certain quantities, which requires a minimum purchase from us. Otherwise, without this agreement, Evolve is not required and may not be able or willing, to meet our future requirements at current prices, or at all. We recently amended this agreement to extend the maturity date until August 2018.

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

If any of these risks materialize, it could significantly increase our costs, our ability to generate net sales would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use our competitors’ products, which could have a materially adverse effect on our business, financial condition and results of operations.

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

If Evolve is unable to produce the ARTAS System, reusable procedure kits, disposable procedure kits, upgrade kits and spare kits in sufficient quantities to meet anticipated customer demand, our revenue, business, and financial prospects would be harmed. The limited experience Evolve has in producing larger quantities of the ARTAS System and kits may also result in quality issues, and possibly result in product recalls. Manufacturing delays related to quality control could harm our reputation and decrease our revenue. Any recall could be expensive and generate negative publicity, which could impair our ability to market the ARTAS System and procedures and further affect our results of operations.

Evolve’s manufacturing operations are dependent upon third-party suppliers and, in some cases, sole suppliers, for the majority of our components, subassemblies and materials, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

Evolve relies on several sole source suppliers, including Stäubli Corporation, FLIR Integrated Imaging Solutions Inc. and Preproduction Plastics Inc., for certain components of the ARTAS System, reusable procedure kits, disposable procedure kits, upgrade kits, and spare kits. These sole suppliers, and any of our other suppliers, may be unwilling or unable to supply components of these systems to Evolve reliably and at the levels we anticipate or are required by the market. For us to be successful, our third-party manufacturer and its suppliers must be able to provide products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we or Evolve encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. If we are required to transition to new third-party suppliers for certain components of the ARTAS System, we believe that there are only a few such suppliers that can supply the necessary components. A supply interruption, price fluctuation or an increase in demand beyond our current suppliers’ capabilities could harm Evolve’s ability to manufacture the ARTAS System until new sources of supply are identified and qualified. In addition, the use of components or materials furnished by these alternative suppliers could require us to alter our operations.

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

We keep limited finished products on hand. To manage our operations, we forecast anticipated product orders and material requirements to predict our inventory needs and enter purchase orders based on these requirements. Several components of the ARTAS System require significant order lead time. Our limited historical commercial experience and anticipated growth may not provide us with enough data to consistently and accurately predict future demand. If our business expands and our demand for components and materials increases beyond our estimates, our manufacturers and suppliers may be unable to meet our demand. In addition, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of the ARTAS System and related products to our customers. In contrast, if we overestimate our requirements, we may have excess inventory, which would increase use of our working capital. Any of these occurrences would negatively affect our financial condition and the level of satisfaction our physician customers have with our business.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could inhibit commercialization of the ARTAS System. As of March 31, 2018, we carry product liability insurance in the amount of $4.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is more than the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

Our ability to market the ARTAS System in the U.S. is limited to hair follicle dissection in males that have black or brown straight hair, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We have FDA clearance to market the ARTAS System in the U.S. for dissecting hair follicles only from the scalp in men diagnosed with androgenic alopecia, or AGA, also referred to as male pattern baldness, who have black or brown straight hair. This clearance restricts our ability to market or advertise the ARTAS System treatment for women or men who do not have black or brown straight hair, which could limit physician and patient adoption of the ARTAS System. Developing and promoting new treatment indications and protocols for the ARTAS System are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we may be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. If we do not obtain additional FDA clearances, our ability to promote the ARTAS System in the U.S. may be limited. Because we anticipate that sales in the U.S. will continue to be a significant portion of our business for the foreseeable future, ongoing restrictions on our ability to market the ARTAS System in the U.S. could harm our business and limit our revenue growth.

The clinical trial process required to obtain regulatory clearances or approvals is lengthy and expensive with uncertain outcomes and could result in delays in new product introductions.

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

Furthermore, clinical trials may also be delayed because of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, the Data Safety Monitoring Board for such trial, any of our clinical trial sites with respect to that site, or other regulatory authorities due to several factors, including:

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

Our only product is the ARTAS System for hair follicle dissection, which has been cleared for use in the U.S. only for dissecting hair follicles from the scalp in men diagnosed with AGA who have black or brown straight hair, recipient site making for the follicle transplantation sites and robotic implantation in which hair follicles are robotically transplanted, which recently has been approved for commercial marketing in the U.S. Our business could be adversely affected if we are unable to extend the cleared uses of the ARTAS System or successfully pursue the development, regulatory clearance or approval and commercialization of future products. In the future, we may also become dependent on other products that we may develop or acquire. The clinical and commercial success of our products will depend on several factors, including the following:

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

Our loan and security agreement contains restrictions that limit our flexibility in operating our business.

In May 2018, we entered into a loan and security agreement with Solar Capital Ltd. and other lenders. We borrowed $20 million under the loan and security agreement with Solar, the Solar Agreement. The Solar Agreement also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability, without Solar’s consent, to, among other things:

•	sell, lease, transfer, exclusively license or dispose of our assets;
•	create, incur, assume or permit to exist additional indebtedness or liens, which may limit our ability to raise additional capital;
•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our capital stock;
•	pay any cash dividend or make any other cash distribution or payment in respect of our capital stock more than $150,000 in aggregate per calendar year;
•	make specified investments (including loans and advances);
•	make changes to certain key personnel including our President and Chief Executive Officer;

•	merge, consolidate or liquidate; and
•	enter into certain transactions with our affiliates.

In addition, the Solar Agreement contains certain covenants that require us to achieve certain revenue and liquidity thresholds. These covenants under the agreement require us to meet certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default and require us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding. In the event of a default, if we are unable to repay all outstanding amounts Solar may foreclose on the collateral granted to it to collateralize such indebtedness and will significantly affect our ability to operate our business.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of March 31, 2018, we had 94 employees, with 38 employees in sales and marketing, 17 employees in customer support, 23 employees in research and development, including clinical, regulatory and certain quality control functions, four employees in manufacturing operations and 12 employees in general management and administration. We will need to continue to expand our sales, marketing, managerial, operational, finance and administrative resources for the ongoing commercialization of the ARTAS System and continue our development activities of any future products.

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

Pursuant to the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Because we have elected to take advantage of this provision of the JOBS Act, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to other public companies.

We incur significant costs because of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. In particular, the ARTAS procedures will not receive coverage and reimbursement and, as a result, demand for this product will be tied to discretionary spending levels of our targeted patient population. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including weakened demand for the ARTAS System, ARTAS procedures or any future products, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the economic climate and financial market conditions could adversely impact our business.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our ARTAS enterprise system, enterprise financial systems and records, manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses because of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake or flood insurance, could have a material adverse effect on our business.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a few third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

We may receive in the future, particularly as a public company, communications from patent holders, including non-practicing entities, alleging infringement of patents or other intellectual property rights or misappropriation of trade secrets, or offering licenses to such intellectual property. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. At any given time, we may be involved as either a plaintiff or a defendant in several patent infringement actions, the outcomes of which may not be known for prolonged periods of time.

The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved, and the uncertainty of litigation significantly increase the risks related to any patent litigation. Any potential intellectual property litigation also could force us to do one or more of the following:

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

Similarly, interference or derivation proceedings provoked by third parties or brought by the United Stated Patent and Trademark Office, or USPTO, or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications. We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we jointly develop intellectual property with certain parties, and disagreements may therefore arise as to the ownership of the intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non- payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or like our own, which would have a material adverse effect on our business.

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

We do not have patent rights in certain foreign countries in which a market may exist. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or like our products, and our competitive position in the international market would be harmed.

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

Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or functionalities that are essential to our products, if such technologies or functionalities are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or functionalities that are important or essential to our products would have a material adverse effect on our business and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

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

Both the PMA approval and the 510(k)-clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k)-clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires, and the 510(k)-clearance process sometimes requires, the performance of one or more clinical trials. Despite the time, effort and cost, we cannot assure you that any particular device will be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our products. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of medical devices and spur innovation, but its ultimate implementation remains unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may fail to obtain any marketing clearances or approvals, lose any marketing clearance or approval that we may have obtained, and we may not achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of several Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies including the FDA, requiring that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency must identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

As a rule, demonstration of conformity of medical devices and their manufacturers with the Essential Requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. With respect to active implantable medical devices or Class III devices, the manufacturer must conduct clinical studies to obtain the required clinical data, unless reliance on existing clinical data from equivalent devices can be justified. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the competent authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming.

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

Modifications to the ARTAS System and any future products that receive 510(k) clearances may require new 510(k) clearances or PMA approvals, and if we make such modifications without seeking new clearances or approvals, the FDA may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

The ARTAS System has received 510(k) clearances from the FDA. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to the ARTAS System in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make similar modifications or add additional functionalities in the future that we believe do not require a new 510(k) clearance or approval of a PMA. The FDA has issued a guidance document intended to assist manufacturers in determining whether modifications to cleared devices require the submission of a new 510(k), and such guidance has come under scrutiny in recent years, the practical impact of which is unclear. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, which could require us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. In addition, the FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. Any delay or failure in obtaining required clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. Any of these actions would harm our operating results.

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

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations. The FDA’s medical device reporting regulations require us to report to the FDA when we receive or become aware of information that reasonably suggests that the ARTAS System may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the ARTAS System. If we fail to comply with our reporting obligations, the FDA could act, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or if a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur because of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. We cannot assure you that product defects or other errors will not occur in the future. Recalls involving the ARTAS System could be particularly harmful to our business, financial condition and results of operations because it is our only product.

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

While procedures utilizing the ARTAS System are not currently covered or reimbursed by any third-party payor, our commercial, research and other financial relationships with healthcare providers and others may be subject to various federal and state laws intended to prevent healthcare fraud and abuse. Such laws include the U.S. federal Anti-Kickback Statute and similar laws that apply to state healthcare programs, private payors and self-pay patients; the U.S. federal civil and criminal false claims laws, such as the civil False Claims Act, and civil monetary penalties laws; state and federal data privacy and security laws and regulations; state and federal physician payment transparency laws; and state and federal consumer protection and unfair competition laws. Further, these laws may impact any sales, marketing and education programs we currently have or may develop in the future and the way we implement any of those programs. Penalties for violations of these laws can include exclusion from federal healthcare programs and substantial civil and criminal penalties.

Recently enacted and future legislation may increase the difficulty and cost for us to sell our products.

In the U.S. and some non-U.S. jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, restrict or regulate post-approval activities and affect our ability to profitably sell our products. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act, was enacted. The Affordable Care Act, imposed, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S., which, due to subsequent legislative amendments, has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018. It is uncertain the extent to which any challenges, amendments and attempts to repeal and replace the Affordable Care Act in the future may impact our business or financial condition. We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may potentially increase our costs to sell our product and decrease our profitability.

Recent U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Risks Related to Our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The market price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	the continued growth in demand for the ARTAS System and ARTAS procedures;
•	our commercialization, marketing and manufacturing prospects;
•	the continuing productivity and effectiveness of our commercial infrastructure and salesforce;
•	our financial performance;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for the ARTAS System for expanded indications and functionality;
•	our commercialization, marketing and manufacturing capabilities;
•	our expectations regarding the potential market size and the size of the patient populations for the ARTAS System;
•	the effective pricing of the ARTAS System, services and procedures;
•	the implementation of our business model and strategic plans for our business and technology;
•	the scope of protection we can establish and maintain for intellectual property rights covering the ARTAS System, along with any product enhancements;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

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

We are an “emerging growth company” and because of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

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

Based on the number of shares outstanding as of March 31, 2018, as adjusted for the consummation of our initial public offering in October 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 37.8% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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
•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to act, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

We do not intend to pay any cash dividends on our common stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Furthermore, pursuant to the loan and the security agreement between us and Solar, we are not permitted to pay cash dividends more than $150,000 in aggregate per fiscal year without its prior written consent. Therefore, our stockholders are not likely to receive any dividends on their common stock for the foreseeable future. Since we do not intend to pay dividends, our stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the quarter ended March 31, 2018.

Use of Proceeds

On October 11, 2017, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-220303), as amended, filed in connection with our initial public offering. The initial public offering closed on October 16, 2017 and we issued and sold 3,575,000 shares of our common stock at a price to the public of $7.00 per share, which did not include the exercise of the underwriters’ option to purchase an additional 536,250 shares of our common stock. We received gross proceeds from the initial public offering of approximately $25.0 million, before deducting underwriting discounts and commissions of approximately $1.7 million, and offering expenses of approximately $2.7 million. On October 26, 2017, the underwriters partially exercised their option to purchase an additional 322,910 shares or our common stock pursuant to their option to purchase additional shares. We received gross proceeds from this offering of approximately $2.3 million, before deducting underwriting discounts and commissions of approximately $0.2 million. The managing underwriter of the offering was National Securities Corporation. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

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

Company Name

Date: May 14, 2018	By:	/s/ RYAN RHODES
Ryan Rhodes
President, Chief Executive Officer

Date: May 14, 2018	By:	/s/ MARK L. HAIR
Mark L. Hair
Chief Financial Officer