Form 10-Q
period 2018-06-30
Restoration Robotics, Inc.
filed 2018-07-30
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2018

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

As of July 23, 2018, the registrant had 29,167,612 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESTORATION ROBOTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,861	$23,545
Accounts receivable, net of allowance of $499 and $229 as of June 30, 2018 and December 31, 2017, respectively	6,157	3,864
Inventory	2,974	2,761
Prepaid expenses and other current assets	1,393	1,562
Total current assets	27,385	31,732
Property and equipment, net	1,455	1,138
Restricted cash	100	100
Other assets	100	—
TOTAL ASSETS	$29,040	$32,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,014	$2,044
Accrued compensation	1,800	1,630
Other accrued liabilities	2,266	1,125
Deferred revenue	1,500	1,517
Current portion of long-term debt, net of discount of $270 as of December 31, 2017	—	7,730
Total current liabilities	8,580	14,046
Other long-term liabilities	629	459
Long-term debt, net of discount of $1,602 and $29 as of June 30, 2018 and December 31, 2017	19,228	5,271
TOTAL LIABILITIES	28,437	19,776
Commitments and Contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 236,154,444 shares authorized and no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 350,490,000 shares authorized as of June 30, 2018 and December 31, 2017; 29,137,695 and 28,940,282 shares issued and outstanding as of June 30, 2018 and December 31, 2017	3	3
Additional paid-in capital	178,799	177,757
Accumulated other comprehensive loss	(37)	(79)
Accumulated deficit	(178,162)	(164,487)
TOTAL STOCKHOLDERS’ EQUITY	603	13,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,040	$32,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$5,475	$5,789	$10,480	$11,264
Cost of revenue	2,514	3,487	5,699	6,578
Gross profit	2,961	2,302	4,781	4,686
Operating expenses:
Sales and marketing	4,365	3,338	8,749	7,304
Research and development	2,153	1,925	4,278	3,841
General and administrative	1,617	1,484	3,968	2,410
Total operating expenses	8,135	6,747	16,995	13,555
Loss from operations	(5,174)	(4,445)	(12,214)	(8,869)
Other expense, net:
Interest expense	(500)	(529)	(858)	(1,115)
Other expense, net	(559)	(25)	(579)	(174)
Total other expense, net	(1,059)	(554)	(1,437)	(1,289)
Net loss before provision for income taxes	(6,233)	(4,999)	(13,651)	(10,158)
Provision for income taxes	11	8	24	24
Net loss attributable to common stockholders	$(6,244)	$(5,007)	$(13,675)	$(10,182)
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(3.09)	$(0.47)	$(6.29)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,080,414	1,618,581	29,038,730	1,619,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(6,244)	$(5,007)	$(13,675)	$(10,182)
Other comprehensive income (loss):
Cumulative translation adjustment	38	11	42	(48)
Comprehensive loss	$(6,206)	$(4,996)	$(13,633)	$(10,230)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance — December 31, 2017	28,940,282	$3	$177,757	$(79)	$(164,487)	$13,194
Issuance of common stock pursuant to stock option exercises of vested options	197,413	—	386	—	—	386
Stock-based compensation	—	—	252	—	—	252
Issuance of common stock warrants pursuant to debt financing	—	—	404	—	—	404
Other comprehensive gain	—	—	—	42	—	42
Net loss	—	—	—	—	(13,675)	(13,675)
Balance — June 30, 2018	29,137,695	$3	$178,799	$(37)	$(178,162)	$603

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,675)	$(10,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271	313
Amortization of debt issuance costs	170	311
Non-cash loss on extinguishment of debt	178	—
Stock-based compensation	252	231
Changes in fair value of preferred stock warrant liabilities	—	193
Provision for bad debt	270	—
Provision for excess and obsolete inventory	108	—
Changes in operating assets and liabilities:
Accounts receivable	(2,563)	(870)
Inventory	(321)	637
Prepaid expenses and other assets	69	(247)
Accounts payable	1,010	799
Accrued and other liabilities	1,251	256
Deferred revenue	211	77
Net cash used in operating activities	(12,769)	(8,482)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	12
Purchases of property and equipment	(627)	(155)
Net cash used in investing activities	(627)	(143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series C convertible preferred stock, net	—	10,225
Proceeds from exercised stock options	386	9
Proceeds from long-term debt, net	19,584	—
Principal payments on long-term debt	(13,300)	(4,000)
Net cash provided by financing activities	6,670	6,234
Effect of exchange rate changes on cash, cash equivalents and restricted cash	42	(49)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,684)	(2,440)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	23,645	11,906
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$16,961	$9,466
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$4
Interest paid during the period	$561	$434
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchase of property and equipment included in accounts payable	$18	$—
Discounts and issuance costs in connection with long-term debt	$1,246	$—
Issuance of warrants in connection with long-term debt	$404	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations since inception. As of June 30, 2018, and December 31, 2017, the Company has an accumulated deficit of $178,162 and $164,487 and, as of such dates, and through the date of this filing, does not have sufficient capital to fund its planned operations. Because of the Company’s recurring losses from operations and negative cash flows, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s consolidated financial statements as of, and for the year ended, December 31, 2017 that such factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue its operations, the Company must achieve profitable operations and/or obtain additional financing. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. The Company may never become profitable and even if it does attain profitable operations, it may not be able to sustain profitability or positive cash flows on a recurring basis.

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 and the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2018 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and in the opinion of management, reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report filed on Form 10-K for the year ended December 31, 2017, with the SEC on March 5, 2018.

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

Reclassification

Accrued compensation, which were previously included in other accrued liabilities in the prior year's condensed consolidated balance sheet have been reclassified to conform to the current period's presentation. The reclassification had no impact on the previously reported consolidated financial statements for the year ended December 31, 2017.

Concentration of Customers

For the three and six months ended June 30, 2018, no customers accounted for more than 10% of the Company’s revenue. For the three and six months ended June 30, 2017, no customers accounted for more than 10% of the Company’s revenue. As of June 30, 2018, no customers accounted for more than 10% of the Company’s accounts receivable. As of December 31, 2017, two customers accounted for 10% and 11% of the Company’s accounts receivable.

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

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), or ASU 2016‑02, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. Under ASU 2016‑02, a lessee would recognize a lease liability for the obligation to make lease payments and a right‑to‑use asset for the right to use the underlying asset for the lease term. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the standard and its impact on the condensed consolidated financial statements. However, the Company does expect an increase in its consolidated assets and liabilities upon adoption of this standard.

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2018	2017
Options to purchase common stock	1,963,117	1,939,894
Convertible preferred stock	—	22,671,601
Warrants for preferred stock	—	385,126
Warrants for common stock	468,181	—
Total potential dilutive shares	2,431,298	24,996,621

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

The following tables summarize the levels of fair value measurements of the Company’s cash equivalents:

	Fair Value Measurements as of June 30, 2018
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market account	$14,695	$—	$—	$14,695
Restricted cash:
Money market account	100	—	—	100
Total assets	$14,795	$—	$—	$14,795

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents: (1)
Money market account	$18,728	$—	$—	$18,728
Restricted cash:
Money market account	100	—	—	100
Total assets	$18,828	$—	$—	$18,828

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

5. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	June 30,	December 31,
	2018	2017
Finished goods	$2,685	$2,761
Raw materials	289	—
Total inventory	$2,974	$2,761

Property and Equipment, Net

Property and equipment, net consist of the following:

	June 30,	December 31,
	2018	2017
Equipment	$2,935	$2,929
Computer hardware and software	1,115	721
Leasehold improvements	874	869
Furniture and fixtures	453	270
Total property and equipment	5,377	4,789
Less: Accumulated depreciation and amortization	(3,922)	(3,651)
Total property and equipment, net	$1,455	$1,138

Depreciation and amortization expense was $139 and $271 for three and six months ended June 30, 2018. Depreciation and amortization expense was $171 and $313 for the three and six months ended June 30, 2017.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various operating leases including 23,000 square feet of office space in San Jose, California, which expires in April 2022.

Aggregate future minimum lease payments required under the Company’s operating leases as of June 30, 2018 are as follows:

Years Ending December 31,
2018 (remaining 6 months)	$253
2019	518
2020	534
2021	550
2022	188
Thereafter	—
Total future minimum lease payments	$2,043

Total rent expense was $135 and $238 for three and six months ended June 30, 2018. Total rent expense was $102 and $207 for the three and six months ended June 30, 2017.

Commitments

The Company has two master agreements and a component pricing agreement with Evolve Manufacturing Technologies, Inc. (Evolve) for the supply of the ARTAS® System and consumable products. The terms of these master agreements are substantially similar. The master agreement for the sale of ARTAS® Systems was effective beginning on April 1, 2016 and the master agreement for the sale of kits used with the ARTAS System was effective beginning on March 1, 2016. Both agreements are effective for an initial term of two years and will continue to automatically renew for additional twelve-month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term, if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term. Under the agreements, the Company has future purchase commitments up to $1,200 as of June 30, 2018.

In March 2018, the Company received U.S. FDA 510(k) clearance to expand the ARTAS® System technology to include an implantation functionality, referred to as ARTAS® iX. Based on manufacturing changes associated with the ARTAS® iX System, the Company determined that certain components procured or expected to be procured by Evolve, will be in excess of expected demand or usage. Although the Company will be taking steps to minimize the adverse impact on the Company’s business, based on information available as of June 30, 2018, the Company’s management recorded a loss contingency accrual of $715 which is reported in “Cost of revenue” in the condensed consolidated statements of operations for the six-months ended June 30, 2018 and included in “Other accrued liabilities” on the condensed consolidated balance sheets as of June 30, 2018.

Licensing Agreements

In July 2006, the Company entered into a license agreement with Rassman Licensing, LLC (Rassman) for non-exclusive, royalty bearing, non-transferable, perpetual, world-wide rights for use on approved fields relating to robotically controlled hair removal and implantation procedures. In consideration for this license, the Company paid Rassman a one-time payment of $1,000. The agreement terminates on May 9, 2020. In February 2012, the Company amended its license agreement with Rassman. In exchange for a one-time $400 payment to Rassman, the Company now has a fully paid royalty-free perpetual license to a patent subject to this license agreement.

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

7. LONG-TERM DEBT

Loan and Security Agreement

In May 2018, the Company entered into a Loan and Security Agreement (the “Solar Agreement”) with Solar Capital Ltd. (“Solar”) and certain other lenders thereunder (together with Solar, the “Lenders”), and Solar, as the Collateral Agent. The Solar Agreement consists of a four-year term loan for an aggregate principal amount of $20,000 (the “Borrowings”), for working capital, to fund the Company’s general business requirements and to repay indebtedness of the Company to Oxford Finance LLC (the “Oxford Agreement”). The Company used $10,085 of the loan proceeds to repay the outstanding principal of $8,667, a final payment fee of $1,300 plus accrued interest and prepayment fees of $118 under the Oxford Agreement. The Borrowings under the Solar Agreement bear interest through maturity at a rate equal to the U.S. Dollar LIBOR rate plus 7.95% per annum (the “Interest Rate”). The outstanding balance on the loan was $20,000 and accrued interest totaled $196 as of June 30, 2018. The interest rate was 9.95% at June 30, 2018.

Pursuant to the terms of the Solar Agreement, the Company shall make interest only payments until December 1, 2019 (the “Interest Only Period”). The Interest Only Period may be extended up to three additional months, if the Company achieves certain revenue and capital fundraising thresholds. Following cessation of the Interest Only Period, the Company shall make equal monthly payments on the outstanding principal balance of the Borrowings and any unpaid and accrued interest such that the Borrowings shall be fully repaid on May 1, 2022.

In addition, pursuant to the Solar Agreement, the Company issued the Lenders warrants (the “Warrants”) to purchase an aggregate of 161,725 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $3.71 per share. The Warrants were immediately exercisable upon issuance, and excluding certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the Warrants issued was determined to be $404 using a Black-Scholes valuation model with the following assumptions: common stock price at issuance of $3.71 per share; exercise price of $3.71; risk-free interest rate of 2.97% based upon observed risk-free interest rates; expected volatility of 55.50% based on the Company’s implied volatility; expected term of ten years, which is the contractual life of the Warrants; and a dividend yield of 0%. The fair value of the Warrants was recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the Solar Agreement, using the effective interest method.

The third-party transaction costs (not paid directly to the lenders) related to the debt of $404 are being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet and amortized as interest expense over the term of the loan using the effective interest method. Unamortized debt discounts related to the Oxford Agreement and all fees paid directly to Solar and Oxford totaling $505 in connection with the debt financing in May 2018 were written off to “Other expense, net” in the consolidated statement of operations.

The obligations under the Solar Agreement are secured by a lien on substantially all of the Company’s property, excluding intellectual property. The Solar Agreement contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, require the Company and its subsidiary to satisfy certain financial covenants including covenants requiring the Company to satisfy certain revenue and liquidity thresholds, and restricts the ability of the Company and its subsidiary’s ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the Lenders under the Solar Agreement to declare the Borrowings, together with accrued but unpaid interest and certain Prepayment Fees, to be immediately due and payable. As of June 30, 2018, the Company was in compliance with all covenants under the Solar Agreement.

The Company is also required to make mandatory prepayments of the Borrowings, subject to specified exceptions, upon defaulting on any payments of principal or interest on the Borrowings, the occurrence of certain specified defaults of the covenants in the Solar Agreement, the occurrence of a material adverse change in the business, operations or conditions of the Company and specified other events (each, an “Event of Default”). Upon the occurrence and continuation of an Event of Default, the Borrowings shall accrue at the Interest Rate plus 4.0%.

If all or any of the Borrowings are prepaid or required to be prepaid under the Solar Agreement, then the Company shall pay, in addition to such prepayment, a prepayment premium (the “Prepayment Premium”) equal to (i) with respect to any such prepayment paid on or prior to May 1, 2019, 3.0% of the principal amount of the Borrowings being prepaid, (ii) with respect to any prepayments paid after May 1, 2019 but on or prior to May 1, 2020, 2.0% of the principal amount of the Borrowings being prepaid and (iii) with respect to any prepayments paid after May 1, 2020 but on or prior to May 1, 2021, 1.0% of the principal amount of the Borrowings being prepaid. Notwithstanding the foregoing, if the Lenders each participate in a refinancing of the Borrowings, then the Prepayment Premium shall be 0%.

The scheduled principal payments on the outstanding borrowings as of June 30, 2018 are as follows:

As of
June 30, 2018
2018 (remaining 6 months)	$—
2019	667
2020	8,000
2021	8,000
2022	4,163
Total	20,830
Less debt discount	(1,602)
Non-current portion	$19,228

8. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the conversion of all outstanding shares of convertible preferred stock, of which, there are none, plus options granted and available for grant under the incentive plans.

	June 30,	December 31,
	2018	2017
Outstanding common stock warrants	468,181	306,456
Outstanding and issued stock options	1,963,117	1,930,752
Shares reserved for future option grants [1]	2,944,225	2,162,037
Total common stock reserved for issuance	5,375,523	4,399,245

(1)

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

9. STOCK OPTION PLAN

2005 and 2015 Plan

The Company granted incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) pursuant to its 2005 Stock Option Plan (the “2005 Plan”) until the Board of Directors approved the 2015 Stock Option Plan (the “2015 Plan”), and all remaining shares available for future award under the 2005 Plan were transferred to the 2015 Plan and the 2005 Plan was terminated. The Company granted ISOs and NSOs pursuant to its 2015 Plan until the 2017 Equity Incentive Plan (the 2017 Plan) was approved by the Board of Directors and became effective on October 11, 2017. As a result of the 2017 Plan becoming effective, all remaining shares available for future award under the 2015 Plan were transferred to the 2017 Plan, the 2015 Plan was terminated, and no further grants will be made under the Company’s 2005 Plan and the 2015 Plan. Any outstanding stock awards granted under the 2005 Plan and the 2015 Plan will remain outstanding, subject to the terms of the Company’s 2005 Plan and 2015 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated or forfeited.

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

The Company recognized stock-based compensation expense for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$4	$—	$8	$5
Sales and marketing	24	20	46	35
Research and development	13	30	28	51
General and administrative	86	75	170	140
Total stock-based compensation	$127	$125	$252	$231

Determination of Fair Value

The estimated grant-date fair value of all of the Company’s stock-based awards was calculated using the Black-Scholes-Merton option pricing model, based on the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected term (years)	5.37	4.95 - 7.50	5.37 - 6.10	4.95 - 7.50
Risk-free interest rate	2.82%	1.77 - 2.13%	2.40 - 2.82%	1.77 - 2.13%
Expected volatility	53.72%	51.62 - 53.58%	53.72 - 55.49%	51.62 - 53.58%
Dividend yield	0%	0%	0%	0%

The following table summarizes stock option activity under the Company’s stock option plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
Outstanding — December 31, 2017	1,930,752	$1.90	7.9	$5,322
Options granted	384,340	4.45
Options exercised	(197,413)	1.96
Options cancelled	(154,562)	1.99
Outstanding — June 30, 2018	1,963,117	$2.38	7.9	$2,800
Vested and expected to vest — June 30, 2018	1,932,990	$2.34	7.9	$2,682
Exercisable — June 30, 2018	1,014,692	$1.80	7.1	$1,705

The weighted-average grant date fair value of options granted was $2.38 per share for six months ended June 30, 2018.

The total intrinsic value of options exercised was $812.0 and $0 for six months ended June 30, 2018 and 2017, respectively.

Unamortized stock-based compensation was $1,322 as of June 30, 2018, which is expected to be recognized over a weighted-average period of approximately 3.75 years.

10. INCOME TAXES

The Company generated a loss for the three and six months ended June 30, 2018 and incurred $11 and $24 of tax expense for the three and six months ended June 30, 2018, respectively. The Company’s effective tax rate is (0.18)% and (0.18)% for income tax for the three and six months ended June 30, 2018 and the Company expects that its effective tax rate for the full year 2018 will be (0.20)%. Based on available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the Company’s U.S. federal, U.S. state and Korea deferred tax assets will not be realized and therefore a valuation allowance has been provided on these net deferred tax assets.

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

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of June 30, 2018 is approximately $1,400 and related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

The following table reflects revenue by geographic area by customer location:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$2,601	$2,269	$4,856	$4,813
Europe and Middle East	988	1,574	1,961	3,127
Asia Pacific	1,556	1,154	2,660	2,319
Rest of World	330	792	1,003	1,005
Total revenue	$5,475	$5,789	$10,480	$11,264

As of June 30, 2018, and December 31, 2017, all long-lived assets were located within the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) and other filings we have made with the SEC.

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

Overview

We are a medical technology company developing and commercializing a robotic device, the ARTAS® System, which assists physicians in performing many of the repetitive tasks that are a part of a follicular unit extraction, or FUE surgery, a type of hair restoration procedure. We believe the ARTAS® System is the first and only physician assisted robotic system that can identify and dissect hair follicular units directly from the scalp, create recipient implant sites and robotically implant the hair follicles into the implant sites. In addition to the ARTAS® System, we also offer the ARTAS Hair Studio application, an interactive three-dimensional patient consultation tool that enables a physician to create a simulated hair transplant model for use in patient consultations. We received clearance from the U.S. Food and Drug Administration, or FDA, in April 2011 to market the ARTAS® System in the U.S., and we have sold the ARTAS® System into 37 other countries. In March 2018, we received 510(k) clearance from the FDA to expand the ARTAS® technology to include implantation. In the third quarter of 2018, we commercially launched the next generation ARTAS® system, called ARTAS® iX system, which incorporates the implantation functionality as well as other functionalities. As of June 30, 2018, the ARTAS® System and ARTAS Hair Studio application are protected by over 80 patents in the U.S. and over 110 international patents.

On October 11, 2017, our Registration Statement on Form S-1 (File No. 333-220303) relating to our initial public offering (“IPO”) of its common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share for aggregate cash proceeds of approximately $22.1 million after deducting offering costs and commissions of $5.2 million.

On May 10, 2018, we entered into a Loan and Security Agreement (the “Solar Agreement”) with Solar Capital Ltd. (“Solar”) and certain other Lenders thereunder (together with Solar, the “Lenders”). Pursuant to the terms of the Solar Agreement, we borrowed $20.0 million with an interest rate at U.S. Dollar LIBOR plus 7.95% per annum (the “Borrowings”). All amounts borrowed under the Solar Agreement are secured by liens over all personal property of the Company, excluding intellectual property. Monthly payments on any amounts drawn shall consist of the interest only payments for the first 18 months, followed by payments of principal and accrued interest monthly thereafter until the four-year anniversary of the date of the Solar Agreement. In connection with the Solar Agreement, we granted the Lenders warrants to purchase an aggregate of 161,725 shares of our common stock exercisable at a price of $3.71 per share.

We used approximately $10.1 million of the net proceeds to repay the entire outstanding principal balance and accrued interest under our existing loan agreement with Oxford Finance, LLC and terminated our loan agreement with Oxford.

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO, private placements of our equity securities and, to a lesser extent, through debt financings, exercises of our common stock warrants and payments from our customers. As of June 30, 2018, we had cash and cash equivalents of $16.9 million.

Factors Affecting our Results of Operations

We believe there are several important factors that have impacted, and that we expect will impact, our results of operations.

Adoption of the ARTAS® System

The growth of our business depends on our ability to gain broader acceptance of the ARTAS® System and, in particular, ARTAS® iX, as well as the ARTAS procedure by successfully marketing and distributing the ARTAS® System and the ARTAS procedure. If we are unable to successfully commercialize our ARTAS® System and the ARTAS procedure, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss and we anticipate we will finance our operations principally through offerings of our capital stock and by incurring debt. If we are unable to raise adequate additional capital, we will be unable to maintain our commercialization efforts and our revenue could decline.

Significant Investment in our Sales and Marketing

The Company has a new leadership team, made certain strategic changes to and investments in our U.S. sales and global marketing organizations, which included terminating certain personnel and hiring new personnel and realigning our reporting and leadership structure in the sales organization. For example, throughout 2018 we are increasing the size of our U.S. sales force by hiring sales professionals with experience selling capital equipment and equipment to physicians in the aesthetic market. In addition, we are investing significantly in our sales and marketing efforts related to the launch of the ARTAS® iX System. Strategically, we have been focused on our branding and have consolidated our regional marketing teams to standardize our messaging and focus of our marketing spending with an aim to be more efficient and cost-effective. As a result, we have seen a reduction in and improved efficiency of our marketing spending.

While we increased revenue in 2017 because of increased unit sales, these sales initiatives have also increased our sales and marketing expenses. Furthermore, we anticipate as we continue to advance the commercialization of the ARTAS® iX System, our sales and marketing expenses will continue to increase.

Revenue Composition and Trends

The following table reflects revenue by category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Systems	$2,526	$3,568	$4,531	$6,448
Procedure-based	2,397	1,743	4,870	3,834
Service related fees	552	478	1,079	982
Total revenue	$5,475	$5,789	$10,480	$11,264

We derive our revenue from the sale and service of ARTAS® Systems and procedure-based fees.

•

Revenue from systems for the three and six months ended June 30, 2018 decreased as compared to the same period in 2017 due to a decrease in the number of ARTAS® Systems sold. We believe the decrease in system revenue was due, in part, to customers delaying purchases until the ARTAS iX System is available, as well as our ongoing implementation of our new sales strategy, which has not taken full effect given the recent key hires within the Company, including our new Vice President of Sales who joined in February 2018, and the weaker than expected performance in the EMEA region.

•

Revenue from procedure-based fees increased for the three and six months ended June 30, 2018 as compared to the same period in 2017. While revenue from procedure-based fees increased between these periods, the total number of procedures performed by our customers on their patients did not increase proportionally to our revenue from procedure base fees due to the timing of when we sold the procedures to our customers versus when procedures are utilized by our customers after their purchase.

•	Service-related fees increased slightly for the three and six months ended June 30, 2018 as compared to the same period in 2017.

Historically, the majority of our revenue and our revenue growth has been generated through system sales. While we would expect our procedure-based fees to continue to increase as our installed base of ARTAS® Systems grows worldwide, the total number of procedures has not followed the increase in our installed base of systems sold. In particular, the number of procedures performed on a quarterly basis varies from quarter-to-quarter and has not increased with the installed base. While procedure-based revenue increased, on a percentage basis, more than the installed base of ARTAS® Systems during the aforementioned periods, we believe that revenue from procedure-based fees may not grow proportionally as compared to the increase in our installed base and that it could vary from quarter-to-quarter due to a number factors, including:

•

physician uptake causing a slow ramp-up to utilizing the ARTAS® System, which is particularly evident with physicians who are new to hair restoration procedures or physicians who do not operate a solely hair restoration focused practice who are commonly the profile we are targeting;

•

capacity limitations with the current installed base of ARTAS® Systems, which can result in procedure-based fees not growing as quickly as system sales, as high performing practitioners are limited in the number of procedures that can be performed in any given period;

•	limited or no utilization of the ARTAS® System after purchase because of a change in physician preference or practice; and
•

the concentration of ARTAS procedures being performed on a limited number of ARTAS® Systems leading to volatility between periods if particular high-volume practitioners perform a smaller number of procedures in a given period.

In order to increase the number of procedures performed per ARTAS® System, and in turn increase revenue from procedure-based fees, we have, in connection with the leadership and sales and marketing changes, initiated programs to assist certain physicians in marketing efforts, patient education and practice optimization to increase utilization of the ARTAS® System. If these efforts are successful, we anticipate that the growth in procedure-based fees will increase and that quarterly fluctuations in the number of total procedures performed will be reduced.

Revenue from Markets Outside the U.S.

Since launching the ARTAS® System in 2011, we have obtained clearance to sell our products in over 60 countries. In June 2012, we obtained our CE mark to sell our product into the European Economic Area, or EEA. We have sold into 37 countries and sell directly into the U.S., Korea, Hong Kong, Singapore, Spain, Poland, Benelux, Scandinavia, Portugal, the Netherlands and through distributors in the other countries. We obtained clearance to sell in China in September 2016. However, we have not obtained any regulatory approvals or clearances outside of the U.S. for our implantation functionality.

Revenue from markets outside of the U.S accounted for 54% of our total revenue in the first six months of 2018, compared to 57% from the same period in 2017. Although we will continue to invest resources outside of the U.S., we anticipate that the strategic shift in our sales strategy towards the U.S. market will impact the revenue mix between the U.S. and non-U.S. markets. In particular, in connection with our newly launched ARTAS® iX System, which is only cleared for sale in the U.S., our marketing efforts are highly focused on the U.S.

The ARTAS® System unit sales declined in the first six months of 2018 relative to the first six months of 2017 because of decreased unit sales in the U.S., Europe and Middle East and Asia Pacific regions, partially offset by increased procedure-based fees in these regions.

While we believe our newly launched ARTAS® iX System, which incorporates a robotic implantation functionality, could have a positive effect on system sales in the U.S., it may have a negative effect on system sales outside the U.S. as the robotic implantation functionality is only approved in the U.S. and potential non-U.S. customers of the ARTAS® iX System may delay purchases of ARTAS® systems until the implantation functionality is available in their market.

We expect our operating expenses to increase because of increased sales and marketing activity to promote penetration in markets outside the U.S. where we already sell the ARTAS® System and geographic expansion into new markets.

Factors Affecting Comparability

We anticipate that our quarterly results of operations may fluctuate for the foreseeable future due to several factors, including the performance of our direct sales force and international distributors, the launch of our implantation functionality and the ARTAS® iX System, and unanticipated interruptions and expenses related to our operations. In addition, due to the long lead time to finalize ARTAS® System unit sales with our physician customers, and the significant impact each unit sale has on a period’s revenue due to the price of each unit, our quarterly revenue may not be comparable from one period to another.

Furthermore, our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Quarterly Report on Form 10-Q.

Results of Operations

Three and Six Months Ended June 30, 2018 and 2017:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Revenue	$5,475	$5,789	$(314)	(5)%	$10,480	$11,264	$(784)	(7)%
Cost of revenue	2,514	3,487	(973)	(28)	5,699	6,578	(879)	(13)
Gross profit	2,961	2,302	659	29	4,781	4,686	95	2
Gross margin	54%	40%			46%	42%
Operating expenses:
Sales and marketing	4,365	3,338	1,027	31	8,749	7,304	1,445	20
Research and development	2,153	1,925	228	12	4,278	3,841	437	11
General and administrative	1,617	1,484	133	9	3,968	2,410	1,558	65
Total operating expenses	8,135	6,747	1,388	21	16,995	13,555	3,440	25
Loss from operations	(5,174)	(4,445)	(729)	16	(12,214)	(8,869)	(3,345)	38
Other expense, net:
Interest expense	(500)	(529)	29	(5)	(858)	(1,115)	257	(23)
Other expense, net	(559)	(25)	(534)	2,136	(579)	(174)	(405)	233
Total other expense, net	(1,059)	(554)	(505)	91	(1,437)	(1,289)	(148)	11
Net loss before provision for income taxes	(6,233)	(4,999)	(1,234)	25	(13,651)	(10,158)	(3,493)	34
Provision for income taxes	11	8	3	38	24	24	—	0
Net loss	$(6,244)	$(5,007)	$(1,237)	25%	$(13,675)	$(10,182)	$(3,493)	34%

Revenue, Net. Revenue decreased 5% and 7%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The overall decrease in revenue was primarily due to a decline in volume of system sales for the three and six months ended June 30, 2018, as compared to the same periods in 2017. We placed 11 and 19 systems in the three and six months ended June 30, 2018, respectively, as compared to 14 and 27 systems in the three and six months ended June 30, 2017, respectively. The revenue decrease was partially offset by an increase of $0.7 million and $1.1 million from procedures-based fees and service-related fees (on a combined basis) for the three and six months ended June 30, 2018, respectively, as compared to same periods in 2017. The increase in procedures-based fees and service-related fees was a result of an increased number of ARTAS procedures purchased by our customers and, to a lesser extent, post-warranty maintenance contracts during the period.

Gross Margin. Gross margin typically fluctuates with product mix, selling prices, material costs and revenue level. Gross margin for the three and six months ended June 30, 2018 increased by 14 percentage points and four percentage points, respectively, compared to the same periods in 2017. The increase for the three and six months ended June 30,2018 was primarily driven by decreased product costs due to certain efficiencies and higher percentage of revenue from procedure-based fees which generally have a higher gross margin than sales of our ARTAS® Systems. For the six months ended June 30, 2018, the increase was partially offset by a charge related to a loss contingency accrual of $0.7 million, which was reported in cost of revenue. The charge was related to certain excess inventory components procured for our ARTAS® System by our third-party manufacturer, which we determined would be in excess of expected demand due to manufacturing changes associated with the ARTAS® System as a result of the approval of the implantation functionality. We initially anticipate higher manufacturing, warranty, and service costs associated with the ARTAS iX System which will result in a lower gross margin moving forward.

Sales and Marketing. Sales and marketing expenses increased 31% and 20%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase was primarily due to the growth in employee headcount to support our overall sales and marketing activities, including the ongoing commercialization efforts for the ARTAS® System and ARTAS® iX System and the timing of expenditures for certain tradeshows in first six months of 2018, which historically were held later in the calendar year.

Research and Development. Research and development expense increased 12% and 11%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase was primarily due to incremental outside services and consulting costs associated with the development of the ARTAS® iX System, which was commercially launched in July 2018.

General and Administrative. General and administrative expenses increased 9% and 65%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase was primarily the result of an increase in professional service costs, consisting of accounting, consulting, legal and other professional fees incurred in connection with our status as a public company following our IPO in October 2017.

Interest expense. Interest expense decreased 5% and 23% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease in interest expense was related to a reduction in the principal balance of our outstanding long-term-debt obligations as we repaid a portion of the principal on our outstanding credit facility with Oxford prior to repaying the entire outstanding principal balance following the financing of our loan with Solar in May 2018.

Other expense, Net. Other expense, net increased by $0.5 million and $0.4 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase was primarily due to (i) unamortized debt issuance and debt discounts written off by us and (ii) fees paid directly to Oxford and Solar in connection with the extinguishment of the Oxford loan and the entry into the new Solar loan as mentioned above.

Provision for income tax: Our effective tax rate is (.18%) for income tax for the three and six months ended June 30, 2018 and we expect that our effective tax rate for the full year 2018 will be (.20%). Based on available evidence, including cumulative losses since inception and expected future losses, we have determined that it is more likely than not that our U.S. federal, U.S. state and Korea deferred tax assets will not be realized and therefore a valuation allowance has been provided on the U.S. federal, U.S. state and Korea net deferred tax assets.

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

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. Our net loss was $6.2 million and $5.0 million for the three months ended June 30, 2018 and 2017, respectively, and $13.7 million and $10.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $178.2 million. As of June 30, 2018, and December 31, 2017, we had cash and cash equivalents of $16.9 million and $23.5 million, respectively. As of the filing date of this Quarterly Report, we believe our current cash and cash equivalents will not be sufficient to fund our operations for the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern.

In connection with our IPO, we sold an aggregate of 3,897,910 shares of our common stock (inclusive of 322,910 shares of common stock from the exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share and we received aggregate cash proceeds of approximately $22.1 million, net of underwriting discounts and commissions, and offering costs.

Debt Obligations

In May 2018, we entered into the Solar Agreement. The Solar Agreement consists of a four-year term loan for an aggregate principal amount of $20.0 million, for working capital, to fund our general business requirements and to repay our indebtedness under the Oxford Agreement. We used $10.1 million of the loan proceeds to repay the outstanding principal of $8.7 million, a final payment fee of $1.3 million plus accrued interest and prepayment fees of $0.1 million under the Oxford Agreement. The Borrowings under the Solar Agreement bear interest through maturity at a rate equal to the U.S. Dollar LIBOR rate plus 7.95% per annum. The outstanding balance on the Solar Agreement was $20.0 million as of June 30, 2018. The Solar Agreement contains various covenants. As of June 30, 2018, we were in compliance with all required covenants.

Capital Resources

We have financed our operations principally through the issuance and sale of our common stock in our IPO, private placements of our capital stock, and to a lesser extent, secured debt financing and payments from customers. We believe that our existing cash and cash equivalents and cash expected to be generated from sales of our products will not be sufficient to fund our planned operations through the next 12 months. However, we will need additional capital to fund our future operations and we intend to obtain such capital through the sale of additional shares of capital stock or related securities. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. Further, there can be no assurance that we will be able to raise additional funds on favorable terms, or at all. Our failure to raise additional capital would have a negative impact on our financial condition and our ability to execute our business plan.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the ongoing commercialization of the ARTAS® System, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the revenue we generate from our operations;
•	the scope and timing of our investment in our commercial infrastructure and sales-force;
•	the costs of commercialization activities including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of the ARTAS® System and the ARTAS procedure;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need to implement additional infrastructure and internal systems;
•	the research and development activities we intend to undertake in order to expand the approved indications of use for the ARTAS® System;
•	the emergence of competing technologies or other adverse market developments;
•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs associated with maintaining subsidiaries in foreign jurisdictions.

We cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
	(dollars in thousands)
Cash used in operating activities	$(12,769)	$(8,482)
Cash used in investing activities	(627)	(143)
Cash provided by financing activities	6,670	6,234
Effect of exchange rate changes on cash, cash equivalents and restricted cash	42	(49)
Net decrease in cash, cash equivalents and restricted cash	$(6,684)	$(2,440)

Cash Flows from Operating Activities

For the six months ended June 30, 2018, cash used in operating activities of $12.8 million was attributable to a net loss of $13.7 million and a decrease from operating assets and liabilities of $0.3 million, partially offset by $1.2 million in non-cash charges. The non-cash charges consisted primarily of provision for bad debt of $0.3 million, depreciation and amortization of $0.3 million, amortization of debt issuance costs of $0.2 million, stock-based compensation of $0.3 million and provision for excess and obsolete inventory of $0.1 million. The net change in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued other liabilities of $2.3 million, which was offset by an increase in accounts receivable of $2.6 million due to the timing of collections from customers in the second quarter of 2018.

For the six months ended June 30, 2017, cash used in operating activities of $8.5 million was attributable to a net loss of $10.2 million, partially offset by $1.0 million in non-cash charges and a net change in operating assets and liabilities of $0.7 million. The non-cash charges consisted primarily of amortization of debt issuance costs of $0.3 million, depreciation and amortization of $0.3 million, $0.2 million related to a change in fair value of preferred stock warrants, and stock-based compensation of $0.2 million. The net change in operating assets and liabilities was primarily attributable to a decrease in inventory of $0.6 million due to the sale of inventory in excess of purchases and an overall increase of $1.1 million in accounts payable and accrued and other liabilities due to growth in operations and the timing of receipt and payment of vendor invoices, partially offset by an increase of $0.9 million in accounts receivable and an increase of $0.2 million in prepaid expenses and other assets.

Cash Flows from Investing Activities

For the six months ended June 30, 2018 and 2017, cash used in investing activities related to purchases of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2018, cash provided by financing activities was $6.7 million, consisting of net proceeds from our Solar loan of $19.6 million and $0.4 million of stock option exercises, which was offset by $13.3 million for the retirement of our Oxford loan.

For the six months ended June 30, 2017, cash provided by financing activities was $6.2 million, consisting of net proceeds from the issuance of our Series C convertible preferred stock of $10.2 million, partially offset by $4.0 million in principal payments on our Oxford loan.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2018, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(dollars in thousands)
Debt obligations, including interest (1)	$1,005	$12,226	$13,008	$—	$26,239
Operating leases	253	1,052	738	—	2,043
Total contractual obligations	$1,258	$13,278	$13,746	$—	$28,282

(1)

Represents our loan with Solar and our anticipated repayment schedule for the loan. Pursuant to our loan agreement with Oxford, the loan will mature in May 2022. The loan with Solar accrues interest at prime plus 7.9% per annum. The outstanding principal balance on the Solar loan was $20.8 million as of June 30, 2018, which includes a final payment of $0.8 million to Solar on the maturity of the loan.

In addition to the contractual obligations listed in the table above, in March 2018, we received U.S. FDA 510(k) clearance to expand the ARTAS® System technology to include an implantation functionality. Based on manufacturing changes associated with the ARTAS® System, we determined that certain components procured or expected to be procured by Evolve Manufacturing Technologies, Inc., our single third-party manufacturer, who assemble the ARTAS® Systems, will be in excess of expected demand or usage. As a result, we recorded a loss contingency accrual of $0.7 million, which is reported in “Cost of revenue” in the condensed consolidated statements of operations for the six-months ended June 30, 2018 and included in “Other accrued liabilities” on the condensed consolidated balance sheets as of June 30, 2018.

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structure finance entities.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the three months ended June 30, 2018.

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

We are exposed to interest rate risk related to our debt obligations which are subject to variable interest rates. As of June 30, 2018, a 100-basis point increase in interest rates on our debt subject to variable interest rate fluctuations would increase our interest expense $0.1 million annually.

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

Our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 23, 2018 a putative shareholder class action complaint was filed in Superior Court of the State of California, County of San Mateo, captioned Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609. On June 21, 2018 and June 28, 2018, two putative class action complaints were filed in the United States District Court for the Northern District of California, captioned Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF, respectively. The Wong and Guerrini complaints name us as defendants, and certain of our current and former executive officers and directors, certain of our venture capital investors and the underwriters in our IPO. The Yzeiraj complaint names us as defendants and certain of our current and former executive officers and directors. The Wong complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act. The Guerrini and Yzeiraj complaints assert claims under Sections 11 and 15 of the Securities Act. The complaints all allege, among other things, that our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief and attorneys’ fees and costs.

We believe that these lawsuits are without merit and we intend to vigorously defend against these claims.

Further, we may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business, which we do not deem to be material to our business and results of operations.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risk described below and the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business

We have limited commercial history and we have incurred significant losses since our inception. We anticipate that we will continue to incur losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

We have a limited commercial history and have focused primarily on research and development, product design and engineering, establishing supply and manufacturing relationships, seeking regulatory clearances and approvals to market the ARTAS® System and ARTAS® iX System, and selling and marketing. We have incurred losses in each year since our inception in 2002. Our net losses were approximately $13.7 million for the six months ended June 30, 2018 and $17.8 million for the year ended December 31, 2017. As of June 30, 2018, we had an accumulated deficit of $178.2 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Furthermore, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. Before investing, you should consider an investment in our common stock considering the risks, uncertainties, and difficulties frequently encountered by early-stage medical technology companies in rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future because of a variety of factors, many of which are outside of our control. These factors include:

•	the cost of growing our ongoing commercialization and sales and marketing activities;
•	the costs of manufacturing and maintaining sufficient inventories of our products to meet anticipated demand and inventory write-offs related to obsolete products or components;

•	the costs of enhancing the existing functionality and development of new functionalities for the ARTAS® Systems and ARTAS® iX System;
•	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
•

the variability of ARTAS procedures being performed between periods if particular high-volume practitioners perform a smaller number of procedures in a given period as a result of the concentration of procedures performed by certain practitioners;

•	any product liability or other lawsuits and the costs associated with defending them or the results of such lawsuits;
•	the costs associated with conducting business and maintaining subsidiaries in foreign jurisdictions;
•	the costs to attract and retain personnel with the skills required for effective operations; and
•	the costs associated with being a public company.

Our budgeted expense levels are based in part on our expectations concerning future revenue from ARTAS® Systems sales, servicing and procedure-based fees. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfalls in revenue. Accordingly, a significant shortfall in market acceptance or demand for the ARTAS® Systems and procedures could have an immediate and material adverse impact on our business and financial condition.

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

Our limited commercial history and the rapid evolution of the markets for medical technologies and aesthetic products make it difficult for us to predict our future performance. Several factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	physician demand for the ARTAS® System and procedure usage may vary from quarter to quarter;
•

delays in purchasing ARTAS® Systems in advance of the availability of implantation functionality, including, in particular, purchasing delays in international markets as we await regulatory clearance for the implantation function;

•	the inability of physicians to obtain the necessary financing to purchase the ARTAS® System;
•	changes in the length of our sales process for the ARTAS® System;
•	performance of new functionalities and system updates, such as the robotic implantation functionality in the new ARTAS iX System;
•	performance of our international distributors;
•	positive or negative media coverage of the ARTAS® System, the procedures or products of our competitors, or our industry generally;
•	our ability to maintain our current, or obtain further, regulatory clearances or approvals such as the regulatory clearances and approvals necessary to market the ARTAS® iX System outside the U.S.;
•	delays in, or failure of, product and component deliveries by our third-party manufacturers or suppliers;
•	seasonal or other variations in patient demand for aesthetic procedures;
•	introduction of new aesthetic procedures or products that compete with the ARTAS® Systems;
•	changes in accounting rules that may cause restatement of our consolidated financial statements or have other adverse effects; and
•	adverse changes in the economy that reduce patient demand for elective aesthetic procedures.

The long sales cycle, low unit volume for sales of the ARTAS® Systems and the historic seasonality of our industry, each may contribute to substantial fluctuations in our operating results and stock price and make it difficult to compare our results of operations to prior periods and predict future financial results.

We sell a relatively small number of ARTAS® Systems at a relatively high price, with each sale of an ARTAS® System typically involving a significant amount of time. Because of the relatively small number of ARTAS® Systems we expect to sell in any period, each sale of the ARTAS® System could represent a significant percentage of our revenue for a particular period. Furthermore, due to the significant amount of time it can take to finalize the sale of an ARTAS® System, it is likely that a sale could be recognized in a subsequent period which could have a material effect on our results from quarter to quarter and increase the volatility of quarterly results. In addition, our industry is characterized by seasonally lower demand during the third quarter of the calendar year, generally when both physicians and prospective patients take summer vacation. As a result of these factors, future fluctuations in quarterly results could cause our revenue and cash flows to be below analyst and investor expectations, which could cause decline in our stock price. Due to future fluctuations in revenue and costs, as well as other potential fluctuations, you should not rely upon our operating results in any particular period as an indication of future performance. If we do not sell ARTAS® Systems as anticipated, our operating results will vary significantly from our expectations. In addition, selling the ARTAS® System requires significant marketing effort and expenditure in advance of the receipt of revenue and our efforts may not result in a sale.

Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of, and for the year ended, December 31, 2017 that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations. As of the filing date of this Quarterly Report, we believe our current cash and cash equivalents will not be sufficient to fund our operations for the next twelve months. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and other operations or efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements such as software-updates for the ARTAS® Systems and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of June 30, 2018, we had capital resources consisting of cash and cash equivalents of $16.9 million. In connection with our IPO, we raised an additional $22.1 million of proceeds, net of underwriting discounts and commissions, and offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of the ARTAS® System, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities.

We believe our existing cash and cash equivalents and cash expected to be generated from the sale of our products will not be sufficient for us to fund our planned operations for the next twelve months. Therefore, we will need additional capital to fund our future operations. In addition, our operating plans may change as a result of many factors some of which may be unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay or curtail our efforts to develop enhancements to the ARTAS® System, including any clinical trials that may be required to market such enhancements;
•	delay or curtail our plans to increase and expand our sales and marketing efforts; or
•	delay or curtail our plans to enhance our customer support and marketing activities.

We are restricted by covenants in the Solar Agreement. These covenants restrict, among other things, our ability to incur additional debt without Solar’s consent, which may limit our ability to obtain additional funds. In addition, the Solar Agreement contains certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default under the agreement and the requirement for us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding

We are dependent upon the success of the ARTAS® System, which has a limited commercial history. If we are unsuccessful in developing the market for robotic hair restoration or the market acceptance for the ARTAS® System fails to grow significantly, our business and future prospects will be harmed.

We commenced commercial sales of the ARTAS® System for hair follicle dissection in the U.S. in 2011 and expect that the revenue we generate from both system sales and servicing as well as recurring procedure-based fees will account for all of our revenue for the foreseeable future. Accordingly, our success depends on the acceptance among physicians and patients of the ARTAS® System as the preferred system for performing hair restoration surgery. Acceptance of the ARTAS® System by physicians is significantly dependent on our ability to convince physicians of the benefits of the ARTAS® System to their practices and, accordingly, develop the market for robotic-assisted hair restoration surgery. Acceptance of the ARTAS procedure by patients is equally important as patient demand will influence physicians to offer the ARTAS procedure, and the degree of market acceptance of the ARTAS® System by physicians and patients is unproven. We believe that market acceptance of the ARTAS® System will depend on many factors, including:

•	the perceived advantages or disadvantages of the ARTAS® System compared to other hair restoration products and treatments;
•	the safety and efficacy of the ARTAS® System relative to other hair restoration products and treatments;
•	the price of the ARTAS® System relative to other hair restoration products and treatments;
•	our success in expanding our sales and marketing organization;
•	the effectiveness of our marketing, advertising, and commercialization initiatives;
•	our success in adding new functionalities to the ARTAS® System and enhancing existing functions; and
•	our ability to obtain regulatory clearance to market the ARTAS® System for additional treatment indications in the U.S.

Further, the ARTAS® iX System, which was launched in June 2018, includes our recently approved robotic implantation functionality. As this functionality is new, it is possible that it could include defaults, “bugs” or present other technical issues which could prompt potential physician customers to delay their purchase of the ARTAS iX System or could prompt physicians that have purchased the ARTAS iX System to either return or not utilize the system.

We cannot assure you that the ARTAS® System will achieve broad market acceptance among physicians and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from ARTAS® System sales, servicing and procedure-based fees, any failure of this product to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.

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

The ARTAS procedure is an elective aesthetic procedure, the cost of which must be borne by the patient, and is not covered by or reimbursable through government or private health insurance. The decision to undergo the ARTAS procedure is thus driven by patient demand, which may be influenced by a number of factors, such as:

•	the success of our sales and marketing programs;
•	the extent to which our physician customers recommend the ARTAS® System to their patients;
•	our success in attracting consumers who have not previously undergone hair restoration treatment;
•	the extent to which the ARTAS procedure satisfies patient expectations;
•	our ability to properly train our physician customers in the use of the ARTAS® System so that their patients do not experience excessive discomfort during treatment or adverse side effects;
•	the cost, safety, and effectiveness of the ARTAS® System versus other aesthetic treatments;
•	consumer sentiment about the benefits and risks of aesthetic procedures generally and the ARTAS® System in particular;
•	the success of any direct-to-consumer marketing efforts we may initiate; and
•	general consumer confidence, which may be impacted by economic and political conditions outside of our control.

Our financial performance will be materially harmed in the event we cannot generate significant patient demand for procedures performed with the ARTAS® System.

Our success depends in part upon patient satisfaction with the effectiveness of the ARTAS® System.

In order to generate repeat and referral business, patients must be satisfied with the effectiveness of the ARTAS® System. If the ARTAS® System procedure is not done correctly, and or the patient suffers from complications and other adverse effects, the patient may not be satisfied with the benefits of the ARTAS® System. Furthermore, if the transplanted hair follicles do not grow or survive the transplant, the patient will likely not view the procedure as having a satisfactory outcome. If patients are not satisfied with the aesthetic benefits of the ARTAS® System or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

Our success depends on growing physician adoption and use of the ARTAS® System.

Our ability to increase the number of physicians willing to make a significant capital expenditure to purchase the ARTAS® System, and make it a significant part of their practices, depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of the ARTAS® System and the revenue that a physician can derive from performing ARTAS procedures are compelling when compared to the costs and revenue associated with alternative aesthetic treatments the physician can offer. In addition, we believe our marketing programs, including clinical and practice development support, will be critical to increasing utilization and awareness of the ARTAS® System, but these programs require physician commitment and involvement to succeed. If we are unable to increase physician adoption and use of the ARTAS® System, our financial performance will be adversely affected.

Our inability to effectively compete with competitive hair restoration treatments or procedures may prevent us from achieving significant market penetration or improving our operating results.

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. We designed the ARTAS® System to assist physicians in performing follicular unit extraction surgery. Demand for the ARTAS® System and ARTAS procedures could be limited by other products and technologies. Competition to address hair loss comes from various sources, including:

•	therapeutic options including Rogaine, which is applied topically, and Propecia, which is ingested, both of which have been approved by the FDA;
•	non-surgical options, such as wigs, hair-loss concealer sprays and similar products; and
•	other surgical alternatives, including hair transplantation surgery using the strip surgery method or using hand-held devices.

Surgical alternatives to the ARTAS® System may be able to compete more effectively than the ARTAS procedure in established practices with trained staff and workflows built around performing these surgical alternatives. Practices experienced in offering strip surgery or follicular unit extractions using hand-held devices may be reluctant to incorporate or convert their practices to offer ARTAS procedures due to the effort involved to make such changes.

Many options may be able to provide satisfactory results for male hair loss, generally at a lower cost to the patient than the ARTAS® System. As a result, if patients choose these competitive alternatives, our results of operation could be adversely affected.

We also face competition from other aesthetic devices that physicians may consider adding to their practice in lieu of building a hair restoration practice, for instance CoolSculpting, which is utilized for body contouring or cosmetic fat reduction. As a result, if physicians choose these competitive products over building a hair restoration practice with the ARTAS® System, our results of operation could be adversely affected.

Some of our competitors have a broad range of product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Our potential physician customers also may need to recoup the cost of expensive products that they have already purchased from our competitors, and thus they may decide to delay purchasing, or not to purchase, the ARTAS® System.

Many of our competitors are large, experienced companies that have substantially greater resources and brand recognition than we do. Competition could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition, and results of operations.

We may not be able to establish or strengthen our brand.

We believe that establishing and strengthening the Restoration Robotics and ARTAS brand is critical to achieving widespread acceptance of the ARTAS® System, particularly because of the highly competitive nature of the market for aesthetic treatments and procedures to address male hair loss. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product to assist them in performing hair restoration surgery. Given the established nature of our competitors, and our limited commercialization in the U.S., it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, the ARTAS® System may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

We have limited experience with our direct sales and marketing force and any failure to build and manage our direct sales and marketing force effectively could have a material adverse effect on our business.

We rely on a direct sales force to sell the ARTAS® System in the U.S. and certain markets outside the U.S. In order to meet our anticipated sales objectives, we expect to grow our direct sales and marketing organization significantly over the next several years and intend to opportunistically build a direct sales and marketing force in certain international markets where we do not have a direct sales force. There are significant risks involved in building and managing our sales and marketing organization, including risks related to our ability to:

•	hire qualified individuals as needed;
•	generate sufficient leads within our target physician group for our sales force;
•	provide adequate training for the effective sale and marketing of the ARTAS® System;
•	retain and motivate our direct sales and marketing professionals; and
•	effectively oversee geographically dispersed sales and marketing teams.

Our failure to adequately address these risks could have a material adverse effect on our ability to increase sales and use of the ARTAS® System, which would cause our revenue to be lower than expected and harm our results of operations.

To market and sell the ARTAS® System in certain markets outside of the U.S., we depend on third-party distributors.

We depend on third-party distributors to sell, market, and service the ARTAS® Systems in certain markets outside of the U.S. and to train our physician customers in such markets. Furthermore, we may need to engage additional third-party distributors to expand into new markets outside of the U.S. where we do not have a direct sales force. We are subject to a number of risks associated with our dependence on these third-parties, including:

•	the lack of day-to-day control over the activities of third-party distributors;
•	third-party distributors may not commit the necessary resources to market, sell, train, support and service our systems to the level of our expectations;
•	third-party distributors may emphasize the sale of third-party products over our products;
•	third-party distributors may not be as selective as we would be in choosing physicians to purchase the ARTAS® System or as effective in training physicians in marketing and patient selection;
•	third-party distributors may violate applicable laws and regulations which may expose us to potential liability or limit our ability to sell products in certain markets
•	third-party distributors may terminate their arrangements with us on limited, or no, notice or may change the terms of these arrangements in a manner unfavorable to us; and
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

To successfully market and sell the ARTAS® System in markets outside of the U.S., we must address many international business risks with which we have limited experience.

Sales in markets outside of the U.S. accounted for approximately 58% of our revenue for the year ended December 31, 2017 and 54% and 57% of our revenue for the six months ended June 30, 2018 and 2017, respectively. We believe that a significant percentage of our business will continue to come from sales in markets outside of the U.S. through increased penetration in countries where we market and sell the ARTAS® System, and with expansion into new international markets. However, international sales are subject to a number of risks, including:

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
•

foreign certification and regulatory clearance or approval requirements, including receiving regulatory approval and clearance for the robotic implantation functionality included in our ARTAS® iX System;

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

We expect that our revenue from international markets may decrease in the near term as we have received regulatory approval or clearance for the implantation function outside of the U.S., which may result in purchasing delays in international markets as customers await the availability of that function. In addition, the number of ARTAS® systems previously sold to distributors that have not yet been placed with an end user has increased in recent periods, which, in combination with the launch of ARTAS® iX, System may further exaggerate delays in international system sales.

While traditional hair transplantation surgery has been available for many years, the ARTAS® System has only been commercially available since 2011. As a result, we have a limited track record compared to traditional hair transplantation surgery and the safety and efficacy of the ARTAS® System is not yet supported by long-term clinical data, which could limit sales, and the ARTAS® System could prove to be less safe or effective than initially thought.

The ARTAS® System that we market in the U.S. is regulated as a medical device by the U.S. Food and Drug Administration, or the FDA, and has received premarket clearance under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act, or FDCA. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved premarket approval, or PMA, application and later down-classified, or a 510(k)-exempt device. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s PMA process and does not always require long-term clinical studies.

Hair transplantation surgery has been a treatment option for hair restoration for many years, while we only began commercializing the ARTAS® System in 2011. Consequently, we lack the breadth of published long-term clinical data supporting the safety and efficacy of the ARTAS® System and the benefits it offers that might have been generated in connection with other hair restoration techniques. As a result, physicians may be slow to adopt the ARTAS® System, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Furthermore, future patient studies or clinical experience may indicate that treatment with the ARTAS® System does not improve patient outcomes compared to other hair restoration techniques. Such results would slow the adoption of the ARTAS® System by physicians, would significantly reduce our ability to achieve expected sales and could prevent us from achieving and maintaining profitability.

We have limited complication or patient success rate data with respect to treatment using the ARTAS® System. If future patient studies or clinical testing do not support our belief that our system offers a more advantageous treatment for hair restoration, market acceptance of the ARTAS® System could fail to increase or could decrease and our business could be harmed. Moreover, if future results and experience indicate that our implant products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA or other governmental clearance or approval or, CE Certificates of Conformity, significant legal liability or harm to our business reputation. Furthermore, if patients that receive traditional hair transplantation surgery, such as strip surgery, were to experience unexpected or serious complications or other unforeseen effects, the market for the ARTAS® System may be adversely affected, even if such effects are not applicable to the ARTAS® System.

If we choose to, or are required to, conduct additional studies, such studies or experience could, slow the market adoption of the ARTAS® System by physicians, significantly reduce our ability to achieve expected revenue and prevent us from becoming profitable.

We were the subject of purported class action lawsuits, and additional litigation may be brought against us in the future.

In May 2018, a number of purported stockholder class action complaints were filed against us, the members of our board of directors (and affiliated venture funds), as well as certain of our current and former officers and the underwriters in our IPO. The complaints all allege, among other things, that our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief and attorneys’ fees and costs. While we believe these claims to be without merit, we cannot assure you that additional claims alleging the same or similar facts will not be filed. Any litigation could result in substantial costs and a diversion of management’s attention and resources.

We rely on a single third-party manufacturer for the manufacturing of the ARTAS® System.

Evolve Manufacturing Technologies, Inc., or Evolve, assembles the ARTAS® System, and produces reusable procedure kits, disposable procedure kits, upgrade kits and spare kits used with the ARTAS® System. If the operations of Evolve are interrupted or if it is unable or unwilling to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders, to provide kits required for use with existing ARTAS® Systems and to repair equipment at current customer sites. Any change to another contract manufacturer would likely entail significant delay, require us to devote substantial time and resources, and could involve a period in which our products could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and results of operations.

We have two master agreements and a component pricing agreement with Evolve for the supply of the ARTAS® System and consumable products, including reusable procedure kits, disposable procedure kits, upgrade kits and spare kits used with the ARTAS® System, pursuant to both of which we make purchases on a purchase order basis. The terms of these master agreements are substantially similar. The master agreement for the sale of ARTAS® Systems was effective beginning on April 1, 2016 and the master agreement for the sale of kits used with the ARTAS® System was effective beginning on March 1, 2016. Both agreements are effective for an initial term of two years and will continue to automatically renew for additional twelve-month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term. We have an agreement with Evolve for the pricing of certain components at certain quantities, which requires a minimum purchase from us. Otherwise, without this agreement, Evolve is not required and may not be able or willing, to meet our future requirements at current prices, or at all. We recently amended this agreement to extend the maturity date until August 2018.

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

Furthermore, if we are required to change the manufacturer of a critical component of the ARTAS® System, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture the ARTAS® System in a timely manner. Transitioning to a new supplier could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of the ARTAS® System or could require that we modify the design of those systems. If the change in manufacturer results in a significant change to any product, a new 510(k) clearance from the FDA or similar international regulatory authorization may be necessary before we implement the change, which could cause substantial delays. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely or cost-effective manner.

We cannot assure you that we will be able to secure alternative equipment and materials and utilize such equipment and materials without experiencing interruptions in our workflow. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment and components we require for the ARTAS® System, our reputation, business, financial condition and results of operations could be negatively impacted.

If Evolve is unable to manufacture the ARTAS® System in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.

To manufacture our ARTAS® System in the quantities that we believe will be required to meet anticipated market demand, Evolve will need to increase manufacturing capacity, which will involve significant challenges. In addition, the development of commercial-scale manufacturing capabilities will require us and Evolve to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturer may successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

If Evolve is unable to produce the ARTAS® System, reusable procedure kits, disposable procedure kits, upgrade kits and spare kits in sufficient quantities to meet anticipated customer demand, our revenue, business, and financial prospects would be harmed. The limited experience Evolve has in producing larger quantities of the ARTAS® System and kits may also result in quality issues, and possibly result in product recalls. Manufacturing delays related to quality control could harm our reputation and decrease our revenue. Any recall could be expensive and generate negative publicity, which could impair our ability to market the ARTAS® System and procedures and further affect our results of operations.

If we are unable to manufacture our next generation ARTAS® System, called the ARTAS® iX System in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited, and our reputation could be harmed.

To manufacture our ARTAS® iX System in the quantities that we believe will be required to meet anticipated market demand, we will need to develop and maintain sufficient manufacturing capacity, which will involve significant challenges. Historically, we have not manufactured any of our other products (e.g. ARTAS® System) in-house or without the contract manufacturer involvement. We have not determined whether our ARTAS® iX System will be solely manufactured by us or by a third-party manufacturer. The development of commercial-scale manufacturing capabilities will require us or our contract manufacturer for ARTAS® iX System to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturer may successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

If we or our contract manufacturer are unable to produce the ARTAS® iX System, reusable procedure kits, disposable procedure kits, upgrade kits and spare kits in sufficient quantities to meet anticipated customer demand, our revenue, business, financial prospects, and reputation would be harmed. The limited experience we or our third-party manufacturer in producing the ARTAS® iX System and kits may also result in quality issues, and possibly result in product recalls. Manufacturing delays related to quality control could harm our reputation and decrease our revenue. Any recall could be expensive and generate negative publicity, which could impair our ability to market the ARTAS® iX System and procedures and further affect our results of operations.

Evolve’s manufacturing operations are dependent upon third-party suppliers and, in some cases, sole suppliers, for the majority of our components, subassemblies and materials, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

Evolve relies on several sole source suppliers, including Stäubli Corporation, FLIR Integrated Imaging Solutions Inc. and Preproduction Plastics Inc., for certain components of the ARTAS® System, reusable procedure kits, disposable procedure kits, upgrade kits, and spare kits. These sole suppliers, and any of our other suppliers, may be unwilling or unable to supply components of these systems to Evolve reliably and at the levels we anticipate or are required by the market. For us to be successful, our third-party manufacturer and its suppliers must be able to provide products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we or Evolve encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. If we are required to transition to new third-party suppliers for certain components of the ARTAS® System, we believe that there are only a few such suppliers that can supply the necessary components. A supply interruption, price fluctuation or an increase in demand beyond our current suppliers’ capabilities could harm Evolve’s ability to manufacture the ARTAS® System until new sources of supply are identified and qualified. In addition, the use of components or materials furnished by these alternative suppliers could require us to alter our operations.

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

Where practicable, we are seeking, or intending to seek, second-source manufacturers for certain of our components. However, we cannot provide assurance that we will be successful in establishing second-source manufacturers or that the second-source manufacturers will be able to satisfy commercial demand for the ARTAS® System.

If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we are unable to satisfy commercial demand for the ARTAS® System in a timely manner, our ability to generate revenue would be impaired and market acceptance of our products could be adversely affected.

We forecast sales to determine requirements for components and materials used in the ARTAS® System, reusable procedure kits, disposable procedure kits, upgrade kits and spare kits and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

We keep limited finished products on hand. To manage our operations, we forecast anticipated product orders and material requirements to predict our inventory needs and enter purchase orders based on these requirements. Several components of the ARTAS® System require significant order lead time. Our limited historical commercial experience and anticipated growth may not provide us with enough data to consistently and accurately predict future demand. If our business expands and our demand for components and materials increases beyond our estimates, our manufacturers and suppliers may be unable to meet our demand. In addition, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of the ARTAS® System and related products to our customers. In contrast, if we overestimate our requirements, we may have excess inventory, which would increase use of our working capital. Any of these occurrences would negatively affect our financial condition and the level of satisfaction our physician customers have with our business.

Even though the ARTAS® System is marketed to physicians, there exists a potential for misuse by the operator of the ARTAS® System by physicians, non-physicians or individuals who are not sufficiently trained, which could harm our reputation and our business.

We and our independent distributors market and sell the ARTAS® System to physicians. Under state law in the U.S., our physician customers can generally allow nurse practitioners, technicians, and other non-physicians to perform the ARTAS procedures under their direct supervision. Similarly, in markets outside of the U.S., physicians can allow non-physicians to perform the ARTAS procedures under their supervision. Although we and our distributors provide training on the use of the ARTAS® System, we do not supervise the procedures performed with the ARTAS® System, nor can we be assured that direct physician supervision of procedures occurs according to our recommendations. The potential misuse of the ARTAS® System by physicians and non- physicians may result in adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

Product liability suits could be brought against us for defective design, labeling, material, or workmanship, or misuse of the ARTAS® System, and could result in expensive and time-consuming litigation, payment of substantial damages, an increase in our insurance rates and substantial harm to our reputation.

If the ARTAS® System is defectively designed, manufactured, or labeled, contains defective components, or is misused, we may become subject to substantial and costly litigation by our physician customers or their patients. Misuse of the ARTAS® System or failure to adhere to operating guidelines can cause skin damage and underlying tissue damage and, if our operating guidelines are found to be inadequate, we may be subject to liability. Furthermore, if a patient is injured in an unexpected manner or suffers unanticipated adverse events after undergoing the ARTAS procedure, even if the procedure was performed in accordance with our operating guidelines, we may be subject to product liability claims. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for the ARTAS® System or any future products;
•	damage to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to physician customers, patients or clinical trial participants;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize any future products.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could inhibit commercialization of the ARTAS® System. As of June 30, 2018, we carry product liability insurance in the amount of $4.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is more than the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

Our ability to market the ARTAS® System in the U.S. is limited to hair follicle dissection in males that have black or brown straight hair, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We have FDA clearance to market the ARTAS® System in the U.S. for dissecting hair follicles only from the scalp in men diagnosed with androgenic alopecia, or AGA, also referred to as male pattern baldness, who have black or brown straight hair. This clearance restricts our ability to market or advertise the ARTAS® System treatment for women or men who do not have black or brown straight hair, which could limit physician and patient adoption of the ARTAS® System. Developing and promoting new treatment indications and protocols for the ARTAS® System are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we may be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. If we do not obtain additional FDA clearances, our ability to promote the ARTAS® System in the U.S. may be limited. Because we anticipate that sales in the U.S. will continue to be a significant portion of our business for the foreseeable future, ongoing restrictions on our ability to market the ARTAS® System in the U.S. could harm our business and limit our revenue growth.

The clinical trial process required to obtain regulatory clearances or approvals is lengthy and expensive with uncertain outcomes and could result in delays in new product introductions.

In order to obtain 510(k) clearance for the ARTAS® System, we were required to conduct a clinical trial, and we expect to conduct clinical trials in support of marketing authorization for future products and product enhancements. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

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

Our business could be adversely affected if we are unable to extend the cleared uses of the ARTAS® System or successfully pursue the development, regulatory clearance or approval and commercialization of future products.

Our only product is the ARTAS® System for hair follicle dissection, which has been cleared for use in the U.S. only for dissecting hair follicles from the scalp in men diagnosed with AGA who have black or brown straight hair, recipient site making for the follicle transplantation sites and robotic implantation in which hair follicles are robotically transplanted, which recently has been approved for commercial marketing in the U.S. Our business could be adversely affected if we are unable to extend the cleared uses of the ARTAS® System or successfully pursue the development, regulatory clearance or approval and commercialization of future products. In the future, we may also become dependent on other products that we may develop or acquire. The clinical and commercial success of our products will depend on several factors, including the following:

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

In May 2018, we entered into a loan and security agreement with Solar Capital Ltd. and other lenders. We borrowed $20.0 million under the loan and security agreement with Solar, the Solar Agreement. The Solar Agreement also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability, without Solar’s consent, to, among other things:

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

As of June 30, 2018, we had 105 employees, with 47 employees in sales and marketing, 18 employees in customer support, 24 employees in research and development, including clinical, regulatory and certain quality control functions, four employees in manufacturing operations and 12 employees in general management and administration. We will need to continue to expand our sales, marketing, managerial, operational, finance and administrative resources for the ongoing commercialization of the ARTAS® System and continue our development activities of any future products.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and other personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, our management team and other key personnel. The loss of services of any of these individuals could delay or prevent enhancement of the ARTAS® System, the expansion of the ARTAS® System to new indications, or the development of any future products. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. In particular, the ARTAS procedures will not receive coverage and reimbursement and, as a result, demand for this product will be tied to discretionary spending levels of our targeted patient population. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including weakened demand for the ARTAS® System, ARTAS procedures or any future products, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the economic climate and financial market conditions could adversely impact our business.

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

Risks Related to Government Regulation

The ARTAS® System and our operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business.

The ARTAS® System and related products and services are regulated as medical devices subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices:

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

In the U.S., we have obtained 510(k) premarket clearance from the FDA to market the ARTAS® System for harvesting hair follicles from the scalp in men diagnosed with AGA who have black or brown straight hair. An element of our strategy is to continue to add new functionalities and enhance existing functionalities to the ARTAS® System. We expect that certain modifications we may make to the ARTAS® System may require new 510(k) clearance; however, future modifications may be subject to the substantially more costly, time-consuming and uncertain PMA process. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could cause our sales to decline.

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

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations. The failure to comply with applicable regulations could jeopardize our ability to sell the ARTAS® System and result in enforcement actions such as:

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

We must maintain regulatory approval in foreign jurisdictions in which we plan to market and sell the ARTAS® System.

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

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security. Our actual or perceived failure to comply with such obligations could harm our business.

We are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and, in the European Union (EU) and shortly in the European Economic Area (EEA), Regulation 2016/679, known as the General Data Protection Regulation, or GDPR. New global privacy rules are being enacted and existing ones are being updated and strengthened. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; damages; litigation; consent orders; and injunctive relief.

Furthermore, these rules are constantly changing; for example, the GDPR came into effect in May this year reforming the European regime. The GDPR implements more stringent operational requirements than its predecessor legislation. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the higher of 20,000,000 Euros or up to 4% of our total worldwide annual turnover in the event of a significant breach. In addition, we may be the subject of litigation and/or adverse publicity, which could have material adverse effect on our reputation and business.

We are also subject to evolving European laws on data export and electronic marketing. The rules on data export will apply when we transfer personal data to group companies or third parties outside of the EEA. For example, in 2015, the Court of Justice of the EU ruled that the U.S.-EU Safe Harbor framework, one compliance method by which companies could transfer personal data regarding citizens of the EU to the United States, was invalid and could no longer be relied upon. The U.S.-EU Safe Harbor framework was replaced with the U.S.-EU Privacy Shield framework, which is now under review and there is currently litigation challenging another EU mechanism for adequate data transfers, the standard contractual clauses. It is uncertain whether the Privacy Shield framework and/or the standard contractual clauses will be similarly invalidated by the European courts. These changes may require us to find alternative bases for the compliant transfer of personal data from the EEA to the U.S and we are monitoring developments in this area. The EU is also in the process of replacing the e-Privacy Directive with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. The current draft of the e-Privacy Regulation retains strict op-in for electronic marketing and the penalties for contravention have significantly increased with fining powers to the same levels as GDPR (i.e. the greater of 20,000,000 Euros or 4% of total global annual revenue).

Modifications to the ARTAS® System and any future products that receive 510(k) clearances may require new 510(k) clearances or PMA approvals, and if we make such modifications without seeking new clearances or approvals, the FDA may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

The ARTAS® System has received 510(k) clearances from the FDA. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to the ARTAS® System in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make similar modifications or add additional functionalities in the future that we believe do not require a new 510(k) clearance or approval of a PMA. The FDA has issued a guidance document intended to assist manufacturers in determining whether modifications to cleared devices require the submission of a new 510(k), and such guidance has come under scrutiny in recent years, the practical impact of which is unclear. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, which could require us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. In addition, the FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. Any delay or failure in obtaining required clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. Any of these actions would harm our operating results.

We are subject to restrictions on the indications for which we are permitted to market our products, and any violation of those restrictions, or marketing of the ARTAS® System for off-label uses, could subject us to regulatory enforcement action.

The FDA’s 510(k) clearance for the ARTAS® System specifies the cleared indication for use of the product is dissecting hair follicles from the scalp in men diagnosed with AGA who have black or brown straight hair. The ARTAS® System is intended to assist physicians in identifying and extracting hair follicular units from the scalp during hair transplantation.

We train our marketing and direct sales force to not promote the ARTAS® System for uses outside of the FDA- cleared indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using the ARTAS® System off-label when, in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use the ARTAS® System off-label. Furthermore, the use of the ARTAS® System for indications other than those cleared by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

The ARTAS® System may cause or contribute to adverse medical events that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with the ARTAS® System, or a recall of the ARTAS® System either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations. The FDA’s medical device reporting regulations require us to report to the FDA when we receive or become aware of information that reasonably suggests that the ARTAS® System may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the ARTAS® System. If we fail to comply with our reporting obligations, the FDA could act, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or if a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur because of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. We cannot assure you that product defects or other errors will not occur in the future. Recalls involving the ARTAS® System could be particularly harmful to our business, financial condition and results of operations because it is our only product.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for the ARTAS® System in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales.

If we or our distributors do not obtain and maintain international regulatory registrations or approvals for the ARTAS® System, our ability to market and sell the ARTAS® System outside of the U.S. will be diminished.

Sale of the ARTAS® System outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. While the regulations of some countries may not impose barriers to marketing and selling the ARTAS® System or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market the ARTAS® System or that we will be able to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations, clearances, or approvals may significantly differ from FDA requirements. If we modify the ARTAS® System, we or our distributors may need to apply for additional regulatory approvals or other authorizations before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country, which could harm our business.

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

The methods used in, and the facilities used for, the manufacture of the ARTAS® System and related products must comply with the FDA’s Quality System Regulation, or QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. The ARTAS® System is also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

We cannot guarantee that we or any subcontractors will take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of the ARTAS® System. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with the ARTAS® System or manufacturing processes could result in, among other things:

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

While procedures utilizing the ARTAS® System are not currently covered or reimbursed by any third-party payor, our commercial, research and other financial relationships with healthcare providers and others may be subject to various federal and state laws intended to prevent healthcare fraud and abuse. Such laws include the U.S. federal Anti-Kickback Statute and similar laws that apply to state healthcare programs, private payors and self-pay patients; the U.S. federal civil and criminal false claims laws, such as the civil False Claims Act, and civil monetary penalties laws; state and federal data privacy and security laws and regulations; state and federal physician payment transparency laws; and state and federal consumer protection and unfair competition laws. Further, these laws may impact any sales, marketing and education programs we currently have or may develop in the future and the way we implement any of those programs. Penalties for violations of these laws can include exclusion from federal healthcare programs and substantial civil and criminal penalties.

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

The market price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	the continued growth in demand for the ARTAS® System and ARTAS procedures;
•	our commercialization, marketing and manufacturing prospects;
•	the continuing productivity and effectiveness of our commercial infrastructure and salesforce;
•	our financial performance;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for the ARTAS® System for expanded indications and functionality;
•	our commercialization, marketing and manufacturing capabilities;
•	our expectations regarding the potential market size and the size of the patient populations for the ARTAS® System;
•	the effective pricing of the ARTAS® System, services and procedures;
•	the implementation of our business model and strategic plans for our business and technology;
•	the scope of protection we can establish and maintain for intellectual property rights covering the ARTAS® System, along with any product enhancements;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

In addition, the stock markets in general, and the markets for medical device and aesthetic stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the market price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. Recently, several securities class action complaints have been filed against us, certain of our current and former executive officers and directors, certain of our investors and certain underwriters in our initial public offering. These complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act due to allegedly false and misleading statements made in connection with our initial public offering. While we believe that these lawsuits are without merit and we intend to vigorously defend against these claims, we could incur substantial costs in defending these lawsuits and the attention of our management could be diverted from the operation of our business. Further, if more of our stockholders were to bring additional lawsuits on similar or unrelated grounds, we could incur substantial costs defending these additional lawsuits and the attention of our management would be further diverted from the operation of our business.

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

Based on the number of shares outstanding as of June 30, 2018, as adjusted for the consummation of our initial public offering in October 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 37.8% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the quarter ended June 30, 2018.

Use of Proceeds

On October 11, 2017, the Company’s Registration Statement on Form S-1 (File No. 333-220303) relating to the IPO of its common stock was declared effective by the SEC. Pursuant to such Registration Statement, the Company completed its initial public offering of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share for aggregate cash proceeds of approximately $22.1 million after deducting offering costs and commissions of $5.2 million. There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus dated October 11, 2017 and filed with the SEC on October 13, 2017 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	10-17-17	3.1
3.2	Amended and Restated Bylaws	8-K	10-17-17	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate	S-1/A	9-18-17	4.2
10.1	† Loan and Security Agreement dated May 10, 2018	8-K	5-15-18	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

†	Portions of this exhibit (indicated by asterisks) are omitted pursuant to a request for confidential treatment that will be filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: July 30, 2018	By:	/s/ RYAN RHODES
Ryan Rhodes
President, Chief Executive Officer

Date: July 30, 2018	By:	/s/ MARK L. HAIR
Mark L. Hair
Chief Financial Officer