Form 10-Q
period 2018-09-30
Restoration Robotics, Inc.
filed 2018-11-05
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 23, 2018, the registrant had 40,676,012 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESTORATION ROBOTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,609	$23,545
Accounts receivable, net of allowance of $839 and $229 as of September 30, 2018 and December 31, 2017, respectively	6,441	3,864
Inventory	4,446	2,761
Prepaid expenses and other current assets	1,502	1,562
Total current assets	35,998	31,732
Property and equipment, net	1,556	1,138
Restricted cash	83	100
Other assets	100	—
TOTAL ASSETS	$37,737	$32,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,947	$2,044
Accrued compensation	1,423	1,630
Other accrued liabilities	1,671	1,125
Deferred revenue	1,449	1,517
Current portion of long-term debt, net of discount of $270 as of December 31, 2017	—	7,730
Total current liabilities	8,490	14,046
Other long-term liabilities	558	459
Long-term debt, net of discount of $1,454 and $29 as of September 30, 2018 and December 31, 2017	19,376	5,271
TOTAL LIABILITIES	28,424	19,776
Commitments and Contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 40,676,012 and 28,940,282 shares issued and outstanding as of September 30, 2018 and December 31, 2017	4	3
Additional paid-in capital	194,586	177,757
Accumulated other comprehensive loss	(46)	(79)
Accumulated deficit	(185,231)	(164,487)
TOTAL STOCKHOLDERS’ EQUITY	9,313	13,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,737	$32,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$4,818	$4,177	$15,298	$15,441
Cost of revenue	2,663	2,474	8,362	9,053
Gross profit	2,155	1,703	6,936	6,388
Operating expenses:
Sales and marketing	4,398	3,433	13,147	10,736
Research and development	2,008	1,737	6,286	5,579
General and administrative	2,191	1,139	6,159	3,549
Total operating expenses	8,597	6,309	25,592	19,864
Loss from operations	(6,442)	(4,606)	(18,656)	(13,476)
Other expense, net:
Interest expense	(631)	(492)	(1,489)	(1,607)
Other income (expense), net	12	(1,473)	(567)	(1,646)
Total other expense, net	(619)	(1,965)	(2,056)	(3,253)
Net loss before provision for income taxes	(7,061)	(6,571)	(20,712)	(16,729)
Provision for income taxes	8	25	32	50
Net loss attributable to common stockholders	$(7,069)	$(6,596)	$(20,744)	$(16,779)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(4.07)	$(0.67)	$(10.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	35,007,299	1,620,691	31,054,837	1,620,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(7,069)	$(6,596)	$(20,744)	$(16,779)
Other comprehensive income (loss):
Cumulative translation adjustment	(9)	26	33	(22)
Comprehensive loss	$(7,078)	$(6,570)	$(20,711)	$(16,801)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance — December 31, 2017	28,940,282	$3	$177,757	$(79)	$(164,487)	$13,194
Issuance of common stock pursuant to stock option exercises of vested options	235,730	—	392	—	—	392
Stock-based compensation	—	—	419	—	—	419
Issuance of common stock warrants pursuant to debt financing	—	—	404	—	—	404
Issuance of common stock in connection with our follow-on offering, net of underwriters' commission and offering costs of $1,635	11,500,000	1	15,614	—	—	15,615
Other comprehensive gain	—	—	—	33	—	33
Net loss	—	—	—	—	(20,744)	(20,744)
Balance — September 30, 2018	40,676,012	$4	$194,586	$(46)	$(185,231)	$9,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,744)	$(16,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	539	452
Amortization of debt issuance costs	318	440
Non-cash loss on extinguishment of debt	178	—
Stock-based compensation	419	349
Changes in fair value of preferred stock warrant liabilities	—	1,618
Provision for bad debt	839	—
Changes in excess and obsolete inventory	(55)	—
Loss on disposal of property and equipment	41	34
Changes in operating assets and liabilities:
Accounts receivable	(3,417)	(741)
Inventory	(1,631)	65
Prepaid expenses and other assets	(40)	(2,272)
Accounts payable	1,956	1,194
Accrued and other liabilities	253	1,249
Deferred revenue	118	15
Net cash used in operating activities	(21,226)	(14,376)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,051)	(215)
Net cash used in investing activities	(1,051)	(215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes, net	—	5,000
Proceeds from issuance of Series C convertible preferred stock, net	—	10,209
Proceeds from exercised stock options	392	16
Payment of deferred offering costs	—	(749)
Proceeds from follow-on offering, net	15,615	—
Proceeds from long-term debt, net	19,584	—
Principal payments on long-term debt	(13,300)	(6,000)
Net cash provided by financing activities	22,291	8,476
Effect of exchange rate changes on cash, cash equivalents and restricted cash	33	(22)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	47	(6,137)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	23,645	11,906
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$23,692	$5,769
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$35	$4
Interest paid during the period	$1,240	$1,185
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchase of property and equipment included in accounts payable	$4	$—
Discounts and issuance costs in connection with long-term debt	$1,246	$—
Issuance of warrants in connection with long-term debt	$404	$—
Deferred offering costs included in accounts payable and accrued liabilities	$121	$1,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share data and percentage)

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

Initial Public Offering

On October 11, 2017, the Company’s Registration Statement on Form S-1 (File No. 333-220303) relating to the initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, the Company completed its IPO of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share for aggregate cash proceeds of approximately $22,114, after deducting underwriting discounts and commissions, and offering costs totaling $5,171.

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

Follow-on Public Offering

On August 16, 2018, the Company closed its follow-on public offering of 10,000,000 shares of its common stock, plus 1,500,000 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters. The public offering price of the shares sold was $1.50 per share. The Company received aggregate proceeds of approximately $15.6 million from the follow-on offering, after deducting underwriting discounts and commissions and offering costs totaling $1.6 million. The Company intends to use the net proceeds from this offering (including net proceeds from the underwriters’ exercise of their option to purchase additional shares of common stock) to fund expanded commercialization activities in connection with our recently launched ARTAS® iX System and for working capital and general corporate purposes.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations since inception. As of September 30, 2018, and December 31, 2017, the Company has an accumulated deficit of $185,231 and $164,487 and, as of such dates, and through the date of this filing, does not have sufficient capital to fund its planned operations. Because of the Company’s recurring losses from operations and negative cash flows, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s consolidated financial statements as of, and for the year ended, December 31, 2017 that such factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue its operations, the Company must achieve profitable operations and/or obtain additional financing. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. The Company may never become profitable and even if it does attain profitable operations, it may not be able to sustain profitability or positive cash flows on a recurring basis.

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

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 and the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2018 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and in the opinion of management, reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report filed on Form 10-K for the year ended December 31, 2017, with the SEC on March 5, 2018.

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

Concentration of Customers

For the three and nine months ended September 30, 2018, no customers accounted for more than 10% of the Company’s revenue. For the three months ended September 30, 2017, two customers accounted for 11% and 12% of the Company’s revenues and no customers accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2017. As of September 30, 2018, no customers accounted for more than 10% of the Company’s accounts receivable. As of December 31, 2017, two customers accounted for 10% and 11% of the Company’s accounts receivable.

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, collectively, ASU 2014-09. ASU 2014-09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services and provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. ASU 2014‑09 may be adopted either retrospectively to each prior period presented (full retrospective method) or with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company expects to adopt this standard effective January 1, 2019 using the modified retrospective adoption method. The Company’s preliminary assessment of areas to be impacted by the new standard identified possible impact to the deferral of costs to obtain a contract, which are primarily commission expense directly incurred because of sales of products and related support, and the allocation of revenue between products and support and maintenance for certain arrangements, taking into account performance obligations that may be immaterial in the context of the contract under Topic 606. While the Company continues to assess the potential impact of the new standard, including the areas described above, it has not yet quantified the impact the new standard may have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), or ASU 2016‑02, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. Under ASU 2016‑02, a lessee would recognize a lease liability for the obligation to make lease payments and a right‑to‑use asset for the right to use the underlying asset for the lease term. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the standard and its impact on the condensed consolidated financial statements. However, the Company does expect a material change in its consolidated assets and liabilities upon adoption of this standard.

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2018	2017
Options to purchase common stock	2,026,889	1,912,644
Convertible preferred stock	—	22,671,601
Warrants for preferred stock	—	385,126
Warrants for common stock	468,181	—
Total potential dilutive shares	2,495,070	24,969,371

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

The following tables summarize the levels of fair value measurements of the Company’s cash equivalents:

	Fair Value Measurements as of September 30, 2018
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market account	$21,940	$—	$—	$21,940
Restricted cash:
Money market account	83	—	—	83
Total assets	$22,023	$—	$—	$22,023

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents: (1)
Money market account	$18,728	$—	$—	$18,728
Restricted cash:
Money market account	100	—	—	100
Total assets	$18,828	$—	$—	$18,828

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

5. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	September 30,	December 31,
	2018	2017
Finished goods	$3,593	$2,761
Work in process	38	—
Raw materials	815	—
Total inventory	$4,446	$2,761

Inventory as of September 30, 2018, includes work in process and raw materials related to the Company’s next generation ARTAS iX System which was launched and manufactured by the Company starting in the third quarter of 2018.

Property and Equipment, Net

Property and equipment, net consist of the following:

	September 30,	December 31,
	2018	2017
Equipment	$3,625	$2,929
Computer hardware and software	786	721
Leasehold improvements	874	869
Furniture and fixtures	453	270
Total property and equipment	5,738	4,789
Less: Accumulated depreciation and amortization	(4,182)	(3,651)
Total property and equipment, net	$1,556	$1,138

Depreciation and amortization expense were $268 and $539 for three and nine months ended September 30, 2018. Depreciation and amortization expense were $139 and $452 for the three and nine months ended September 30, 2017.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various operating leases including 23,000 square feet of office space in San Jose, California, which expires in April 2022.

Aggregate future minimum lease payments required under the Company’s operating leases as of September 30, 2018 are as follows:

Years Ending December 31,
2018 (remaining 3 months)	$128
2019	518
2020	534
2021	550
2022	188
Thereafter	—
Total future minimum lease payments	$1,918

Total rent expense was $163 and $401 for three and nine months ended September 30, 2018. Total rent expense was $103 and $310 for the three and nine months ended September 30, 2017.

Commitments

The Company has two master agreements and a component pricing agreement with Evolve Manufacturing Technologies, Inc. (Evolve) for the supply of the ARTAS® System and consumable products. The terms of these master agreements are substantially similar. The master agreement for the sale of ARTAS® Systems was effective beginning on April 1, 2016 and the master agreement for the sale of kits used with the ARTAS System was effective beginning on March 1, 2016. Both agreements are effective for an initial term of two years and will continue to automatically renew for additional twelve-month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term, if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term. Under the agreements, the Company has future purchase commitments up to $330 as of September 30, 2018.

In March 2018, the Company received U.S. FDA 510(k) clearance to expand the ARTAS® System technology to include an implantation functionality, referred to as ARTAS® iX. Based on manufacturing changes associated with the ARTAS® iX System, the Company determined that certain components procured or expected to be procured by Evolve, will be in excess of expected demand or usage based on the advance notice the Company provided to Evolve under the term of the agreement mentioned above. Although the Company will be taking steps to minimize the adverse impact on the Company’s business, based on information available as of September 30, 2018, the Company’s management recorded a loss contingency accrual of $384 which is reported in “Cost of revenue” in the condensed consolidated statements of operations for the nine-months ended September 30, 2018 and included in “Other accrued liabilities” on the condensed consolidated balance sheets as of September

30, 2018. During the three-months ended September 30, 2018, the Company reduced the loss contingency estimate by $300 based on recent facts and circumstances available during the period.

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

Legal Proceedings

From time to time the Company is involved in litigation arising out of claims in the normal course of business. Based on the information presently available, management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain.

Purported Shareholder Class Action

On May 23, 2018, a putative shareholder class action complaint was filed in Superior Court of the State of California, County of San Mateo (the “Superior Court”), captioned Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609. On June 21, 2018 and June 28, 2018, two putative class action complaints were filed in the United States District Court for the Northern District of California, captioned Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF, respectively. On July 24, 2018, the U.S. Northern District Court related the Guerrini and Yzeiraj actions and reassigned the Yzeiraj action to Judge Edward J. Davila. The Wong and Guerrini complaints name the Company as defendants, and certain of its current and former executive officers and directors, certain of its venture capital investors and the underwriters in the Company’s IPO. The Yzeiraj complaint names the Company as defendants and certain of its current and former executive officers and directors. The Wong complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act. The Guerrini and Yzeiraj complaints assert claims under Sections 11 and 15 of the Securities Act. The complaints all allege, among other things, that the Company’s Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with the Company’s IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

On August 8, 2018, the Company, along with certain of its current and former executive officers and directors, filed a motion to dismiss the Wong complaint based on the forum selection clause designating the federal district courts as the exclusive forum for claims arising under the Securities Act contained in the Company’s Amended and Restated Certificate of Incorporation, and which asked the court in the alternative to stay the Wong action. Also, on August 8, 2018, the venture capital investor and underwriters’ defendants in the Wong action filed demurrers to the Wong complaint, and the Company, along with certain of its current and former executive officers and directors, joined in the venture capital investor defendants’ demurrer. A hearing on the Company’s motion to dismiss and the demurrers to the Wong complaint was held on October 24, 2018.  The Company is unable to predict the date on which the Superior Court will issue any decision at this time.

On October 2, 2018, the U.S. Northern District Court granted a Motion for Consolidation of Related Actions, Appointment as Lead Plaintiff and Approval of Lead Counsel filed by Plaintiff Edgardo Guerrini, which consolidated the Guerrini and Yzeiraj actions under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD. The U.S. Northern District Court has set an initial hearing for January 24, 2019.

The Company believes that these lawsuits are without merit and management intends to vigorously defend against these claims.

7. LONG-TERM DEBT

Loan and Security Agreement

In May 2018, the Company entered into a Loan and Security Agreement (the Solar Agreement) with Solar Capital Ltd. (Solar) and certain other lenders thereunder (together with Solar, the Lenders), and Solar, as the Collateral Agent. The Solar Agreement consists of a four-year term loan for an aggregate principal amount of $20,000 (the Borrowings), for working capital, to fund the Company’s general business requirements and to repay indebtedness of the Company to Oxford Finance LLC (the Oxford Agreement). The Company used $10,085 of the loan proceeds to repay the outstanding principal of $8,667, a final payment fee of $1,300 plus accrued interest and prepayment fees of $118 under the Oxford Agreement. The Borrowings under the Solar Agreement bear interest through maturity at a rate equal to the U.S. Dollar LIBOR rate plus 7.95% per annum (the Interest Rate). The outstanding balance on the loan was $20,000 and accrued interest totaled $168 as of September 30, 2018. The Interest Rate was 10.1% at September 30, 2018.

Pursuant to the terms of the Solar Agreement, the Company shall make interest only payments until December 1, 2019 (the Interest Only Period). The Interest Only Period may be extended up to three additional months, if the Company achieves certain revenue and capital fundraising thresholds. Following cessation of the Interest Only Period, the Company shall make equal monthly payments on the outstanding principal balance of the Borrowings and any unpaid and accrued interest such that the Borrowings shall be fully repaid on May 1, 2022.

In addition, pursuant to the Solar Agreement, the Company issued the Lenders warrants (the Warrants) to purchase an aggregate of 161,725 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $3.71 per share. The Warrants were immediately exercisable upon issuance, and excluding certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the Warrants issued was determined to be $404 using a Black-Scholes valuation model with the following assumptions: common stock price at issuance of $3.71 per share; exercise price of $3.71; risk-free interest rate of 2.97% based upon observed risk-free interest rates; expected volatility of 55.50% based on the Company’s implied volatility; expected term of ten years, which is the contractual life of the Warrants; and a dividend yield of 0%. The fair value of the Warrants was recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the Solar Agreement, using the effective interest method.

The third-party transaction costs (not paid directly to the lenders) related to the debt of $404 are accounted for as a debt discount and classified within notes payable on the Company’s balance sheet and amortized as interest expense over the term of the loan using the effective interest method. Unamortized debt discounts related to the Oxford Agreement and all fees paid directly to Solar and Oxford totaling $505 in connection with the debt financing in May 2018 were written off to “Other income (expense), net” in the consolidated statements of operations.

The obligations under the Solar Agreement are secured by a lien on substantially all the Company’s property, excluding intellectual property. The Solar Agreement contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, require the Company and its subsidiary to satisfy certain financial covenants including covenants requiring the Company to satisfy certain revenue and liquidity thresholds, and restricts the ability of the Company and its subsidiary’s ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the Lenders under the Solar Agreement to declare the Borrowings, together with accrued but unpaid interest and certain Prepayment Fees, to be immediately due and payable. On November 2, 2018, the Solar Agreement was amended to modify the compliance requirement for certain revenue and liquidity threshold. As part of this amendment, the Company paid a fee of $50 to the Lenders and cancelled 161,725 Warrants (originally issued in May 2018, as mentioned above) and issued 161,725 new warrants of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.76 per share. All other terms of the Warrants were unchanged. As of September 30, 2018, the Company was in compliance with all covenants under the Solar Agreement, as amended.

The Company is also required to make mandatory prepayments of the Borrowings, subject to specified exceptions, upon defaulting on any payments of principal or interest on the Borrowings, the occurrence of certain specified defaults of the covenants in the Solar Agreement, the occurrence of a material adverse change in the business, operations or conditions of the Company and specified other events (each, an Event of Default). Upon the occurrence and continuation of an Event of Default, the Borrowings shall accrue at the Interest Rate plus 4.0%.

If all or any of the Borrowings are prepaid or required to be prepaid under the Solar Agreement, then the Company shall pay, in addition to such prepayment, a prepayment premium (the Prepayment Premium) equal to (i) with respect to any such prepayment paid on or prior to May 1, 2019, 3.0% of the principal amount of the Borrowings being prepaid, (ii) with respect to any prepayments paid after May 1, 2019 but on or prior to May 1, 2020, 2.0% of the principal amount of the Borrowings being prepaid and (iii) with respect to any prepayments paid after May 1, 2020 but on or prior to May 1, 2021, 1.0% of the principal amount of the Borrowings being prepaid. Notwithstanding the foregoing, if the Lenders each participate in a refinancing of the Borrowings, then the Prepayment Premium shall be 0%.

The scheduled principal payments on the outstanding borrowings as of September 30, 2018 are as follows:

As of
September 30, 2018
2018 (remaining 3 months)	$—
2019	667
2020	8,000
2021	8,000
2022	4,163
Total	20,830
Less debt discount	(1,454)
Non-current portion	$19,376

8. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the conversion of all outstanding shares of convertible preferred stock, of which, there are none, plus options granted and available for grant under the incentive plans.

	September 30,	December 31,
	2018	2017
Outstanding common stock warrants	468,181	306,456
Outstanding and issued stock options	2,026,889	1,930,752
Shares reserved for future option grants [1]	2,800,358	2,162,037
Total common stock reserved for issuance	5,295,428	4,399,245

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

2005 and 2015 Plans

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

The Company recognized stock-based compensation expense for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$6	$3	$14	$8
Sales and marketing	31	25	77	60
Research and development	11	18	39	69
General and administrative	119	72	289	212
Total stock-based compensation	$167	$118	$419	$349

Determination of Fair Value

The estimated grant-date fair value of all of the Company’s stock-based awards was calculated using the Black-Scholes-Merton option pricing model, based on the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 *	2018	2017
Expected term (years)	6.0	—	5.37 - 6.10	4.95 - 7.50
Risk-free interest rate	2.82%	—	2.40 - 2.82%	1.77 - 2.13%
Expected volatility	53.87%	—	53.72 - 55.49%	51.62 - 53.58%
Dividend yield	0%	—	0%	0%

*No stock options were issued during the three months ended September 30, 2017

The following table summarizes stock option activity under the Company’s stock option plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
Outstanding — December 31, 2017	1,930,752	$1.90	7.9	$5,322
Options granted	539,207	3.77
Options exercised	(235,730)	1.66
Options cancelled	(207,340)	2.02
Outstanding — September 30, 2018	2,026,889	$2.39	8.0	$1,804
Vested and expected to vest — September 30, 2018	1,906,322	$2.36	7.9	$1,724
Exercisable — September 30, 2018	945,639	$1.83	7.1	$1,053

The weighted-average grant date fair value of options granted was $2.01 per share for nine months ended September 30, 2018.

The total intrinsic value of options exercised was $92.0 and $413.0 for the three and nine months September 30, 2018, and $0 for three and nine months ended September 30, 2017, respectively.

Unamortized stock-based compensation was $1,300 as of September 30, 2018, which is expected to be recognized over a weighted-average period of approximately 3.50 years.

10. INCOME TAXES

The Company generated a loss for the three and nine months ended September 30, 2018 and incurred $8 and $32 of tax expense for the three and nine months ended September 30, 2018, respectively. The Company’s effective tax rate is (0.12)% and (0.18)% for income tax for the three and nine months ended September 30, 2018 and the Company expects that its effective tax rate for the full year 2018 will be (0.42)%. Based on available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the Company’s U.S. federal, U.S. state and Korea deferred tax assets will not be realized and therefore a valuation allowance has been provided on these net deferred tax assets.

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

Uncertain Tax Positions

Effective January 1, 2009, the Company adopted ASC 740-10, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of September 30, 2018 is approximately $1,420 and related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

The following table reflects revenue by geographic area by customer location:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$3,856	$1,429	$8,712	$6,242
Europe and Middle East	362	1,205	2,323	4,333
Asia Pacific	553	874	3,213	3,192
Rest of World	47	669	1,050	1,674
Total revenue	$4,818	$4,177	$15,298	$15,441

As of September 30, 2018, and December 31, 2017, all long-lived assets were located within the United States.

12. SUBSEQUENT EVENT

The Company’s Board of Directors appointed Keith Sullivan, a current Board member of the Company, as interim Chief Commercial Officer, effective November 1, 2018, and for a period up to one year. Under the terms of the arrangement, Mr. Sullivan was granted 360,000 restricted stock awards, which shall vest in quarterly installments equal to 25% of the shares starting with the first vest date on January 15, 2019 so long as Mr. Sullivan is providing services.

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

Overview

We are a medical technology company developing and commercializing a robotic device, the ARTAS® System, which assists physicians in performing many of the repetitive tasks that are a part of a follicular unit extraction, or FUE surgery, a type of hair restoration procedure. We believe the ARTAS® System is the first and only physician assisted robotic system that can identify and dissect hair follicular units directly from the scalp, create recipient implant sites and robotically implant the hair follicles into the implant sites. In addition to the ARTAS® System, we also offer the ARTAS Hair Studio application, an interactive three-dimensional patient consultation tool that enables a physician to create a simulated hair transplant model for use in patient consultations. We received clearance from the U.S. Food and Drug Administration, or FDA, in April 2011 to market the ARTAS® System in the U.S., and we have sold the ARTAS® System into 37 other countries. In March 2018, we received 510(k) clearance from the FDA to expand the ARTAS® technology to include implantation. In the third quarter of 2018, we commercially launched the next generation ARTAS® System, called ARTAS® iX System, which incorporates the implantation functionality as well as other functionalities. As of September 30, 2018, the ARTAS® System and ARTAS Hair Studio application are protected by over 80 patents in the U.S. and over 110 international patents.

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

On May 10, 2018, we entered into a Loan and Security Agreement (the Solar Agreement) with Solar Capital Ltd. (Solar) and certain other lenders thereunder (together with Solar, the Lenders). Pursuant to the terms of the Solar Agreement, we borrowed $20.0 million with an interest rate at U.S. Dollar LIBOR plus 7.95% per annum (the Borrowings). All amounts borrowed under the Solar Agreement are secured by liens over all personal property of the Company, excluding intellectual property. Monthly payments on any amounts drawn shall consist of the interest only payments for the first 18 months, followed by payments of principal and accrued interest monthly thereafter until the four-year anniversary of the date of the Solar Agreement. In connection with the Solar Agreement, we granted the Lenders warrants to purchase an aggregate of 161,725 shares of our common stock exercisable at a price of $3.71 per share. On November 2, 2018, the Solar Agreement was amended to modify the compliance requirement for certain revenue and liquidity threshold. As part of this amendment, we paid a fee of $50 to the Lenders and cancelled 161,725 Warrants (originally issued in May 2018, as mentioned above) and issued 161,725 new warrants of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.76 per share. All other terms of the Warrants were unchanged.

We used approximately $10.1 million of the net proceeds from the Solar Agreement loan to repay the entire outstanding principal balance and accrued interest under our existing loan agreement with Oxford Finance, LLC (Oxford) and terminated our loan agreement with Oxford.

In August 2018, we closed our public follow-on offering of 10,000,000 shares of our common stock, plus 1,500,000 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters. The public offering price of the shares sold was $1.50 per share. We received aggregate proceeds of approximately $15.6 million from our follow-on offering and the subsequent exercise of the over-allotment option, after deducting underwriting discounts and commissions, and offering costs totaling $1.6 million. We intend to use the net proceeds from this offering to fund expanded commercialization activities and the launch of our ARTAS® iX System and for working capital and general corporate purposes.

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO as well as our follow-on offering, private placements of our equity securities and, to a lesser extent, through debt financings, exercises of our common stock warrants and payments from our customers. As of September 30, 2018, we had cash and cash equivalents of $23.6 million.

Factors Affecting our Results of Operations

We believe there are several important factors that have impacted, and that we expect will impact, our results of operations.

Adoption of the ARTAS® System

The growth of our business depends on our ability to gain broader acceptance of the ARTAS® System and, in particular, the latest iteration of our ARTAS System, ARTAS® iX, as well as the ARTAS procedure by successfully marketing and distributing the ARTAS® System and the ARTAS procedure. If we are unable to successfully commercialize our ARTAS® System and the ARTAS procedure, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss and we anticipate we will finance our operations principally through offerings of our capital stock and by incurring debt. If we are unable to raise adequate additional capital, we will be unable to maintain our commercialization efforts and our revenue could decline.

Significant Investment in our Sales and Marketing

We have made certain strategic changes to and investments in our U.S. sales and global marketing organizations, which included terminating certain personnel and hiring new personnel and realigning our reporting and leadership structure in the sales organization. For example, throughout 2018 we are increasing the size of our U.S. sales force by hiring sales professionals with experience selling capital equipment and equipment to physicians in the aesthetic market. In addition, we are investing significantly in our sales and marketing efforts related to the launch of the ARTAS® iX System. Strategically, we have been focused on our branding and have consolidated our regional marketing teams to standardize our messaging and focus of our marketing spending with an aim to be more efficient and cost-effective. As a result, we have seen a reduction in and improved efficiency of our marketing spending.

While we increased revenue in 2018 because of increased unit sales, these sales initiatives have also increased our sales and marketing expenses. Furthermore, we anticipate as we continue to advance the commercialization of the ARTAS® iX System, our sales and marketing expenses will continue to increase.

Revenue Composition and Trends

The following table reflects revenue by category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Systems	$3,040	$1,971	$7,571	$8,419
Procedure-based	1,280	1,678	6,150	5,512
Service related fees	498	528	1,577	1,510
Total revenue	$4,818	$4,177	$15,298	$15,441

We derive our revenue from the sale and service of ARTAS® Systems and procedure-based fees.

•

Revenue from systems for the three months ended September 30, 2018 increased as compared to the same period in 2017 due to the launch of the ARTAS® iX Systems in the third quarter of 2018 in the United States. For the nine months ended September 30, 2018, revenue from systems was relatively unchanged due to our ongoing implementation of our new sales strategy, which has not taken full effect given several recent key hires, including our new Vice President of Sales who joined in February 2018, and the weaker than expected performance outside of the United States. We anticipate U.S. revenue from system sold going forward to be primarily from ARTAS iX Systems, while revenue from systems sold outside of the U.S. to be primarily from the existing ARTAS Systems until the time, if and when, we receive regulatory approval for the ARTAS® iX System.

•

Revenue from procedure-based fees for the three months end September 30, 2018 decreased as compared to the same period in 2017, while revenue from procedure-based fees for the nine months ended September 30, 2018 increased as compared to the same period in 2017. Revenue from procedure-based fees for the three months ended September 30, 2018, decreased at least in part due to the timing of prior period purchases of bulk procedures, with customers purchasing bulk procedures in prior periods and using them during in later quarterly periods which we believe resulted in fewer procedures being purchased in the three months ended September 30, 2018.  Further, while revenue from procedure-based fees for the nine months ended September 30, 2018 increased, the total number of procedures performed by our customers on their patients did not change proportionally to the growth in our installed base.

•	Service-related fees did not change significantly for the three and nine months ended September 30, 2018 as compared to the same periods in 2017.

Historically, the majority of our revenue and our revenue growth has been generated through system sales. While we would expect our procedure-based fees to increase as our installed base of ARTAS® and ARTAS® iX Systems grow worldwide, the total number of procedures has not followed the increase in our installed base of systems sold. For example, our procedure-based revenue decreased for the three months ended September 30, 2018, as compared to the same period in 2017, whereas our installed base has grown from 2017 to 2018. While procedure-based revenue has increased, on from a year-to-date perspective, more than our revenue from system sales on a combined basis, during the aforementioned periods, we believe that revenue from procedure-based fees may not grow proportionally as compared to the increase in our installed base and that it could vary from quarter-to-quarter due to a number of factors, including:

•

physician uptake causing a slow ramp-up to utilizing the ARTAS® or ARTAS® iX Systems, which is particularly evident with physicians who are new to hair restoration procedures or physicians who do not operate a solely hair restoration focused practice who are commonly the profile we are targeting;

•

capacity limitations with the current installed base of ARTAS® or ARTAS® iX Systems, which can result in procedure-based fees not growing as quickly as system sales, as high performing practitioners are limited in the number of procedures that can be performed in any given period;

•	limited or no utilization of the ARTAS® or ARTAS® iX Systems after purchase because of a change in physician preference or practice; and
•

the concentration of ARTAS procedures being performed on a limited number of ARTAS® and ARTAS® iX Systems leading to volatility between periods if particular high-volume practitioners perform a smaller number of procedures in a given period.

In order to increase the number of procedures performed per ARTAS® or ARTAS® iX System, and in turn increase revenue from procedure-based fees, we have, in connection with the leadership and sales and marketing changes, initiated programs to assist certain physicians in marketing efforts, patient education and practice optimization to increase utilization of the ARTAS® and ARTAS® iX Systems. If these efforts are successful, we anticipate that the growth in procedure-based fees will increase and that quarterly fluctuations in the number of total procedures performed will be reduced.

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

Revenue from markets outside of the U.S accounted for 43% of our total revenue in the first nine months of 2018, compared to 60% from the same period in 2017. Although we will continue to invest resources outside of the U.S., we anticipate that the strategic shift in our sales strategy towards the U.S. market will impact the revenue mix between the U.S. and non-U.S. markets. In particular, in connection with our newly launched ARTAS® iX System, which is only cleared for sale in the U.S., our marketing efforts are highly focused on the U.S.

The ARTAS® System unit sales declined in the first nine months of 2018 relative to the first nine months of 2017 because of decreased unit sales in Europe, Middle East and Asia Pacific regions, which was partially offset by increased procedure-based fees in these regions. We believe the decline in system sales in the Europe, Middle East and Asia Pacific regions were due in part to potential customers delaying their purchase until the ARTAS® iX System is approved or cleared for use in their region.

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

Factors Affecting Comparability

We anticipate that our quarterly results of operations may fluctuate for the foreseeable future due to several factors, including the performance of our direct sales force and international distributors, the launch of our implantation functionality and the ARTAS® iX System, and unanticipated interruptions and expenses related to our operations. In addition, due to the long lead time to finalize ARTAS® and ARTAS® iX-Systems unit sales with our physician customers, and the significant impact each unit sale has on a period’s revenue due to the price of each unit, our quarterly revenue may not be comparable from one period to another.

Furthermore, our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Quarterly Report on Form 10-Q.

Results of Operations

Three and Nine Months Ended September 30, 2018 and 2017:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Revenue	$4,818	$4,177	$641	15%	$15,298	$15,441	$(143)	(1)%
Cost of revenue	2,663	2,474	189	8	8,362	9,053	(691)	(8)
Gross profit	2,155	1,703	452	27	6,936	6,388	548	9
Gross margin	45%	41%			45%	41%
Operating expenses:
Sales and marketing	4,398	3,433	965	28	13,147	10,736	2,411	22
Research and development	2,008	1,737	271	16	6,286	5,579	707	13
General and administrative	2,191	1,139	1,052	92	6,159	3,549	2,610	74
Total operating expenses	8,597	6,309	2,288	36	25,592	19,864	5,728	29
Loss from operations	(6,442)	(4,606)	(1,836)	40	(18,656)	(13,476)	(5,180)	38
Other expense, net:
Interest expense	(631)	(492)	(139)	28	(1,489)	(1,607)	118	(7)
Other income (expense), net	12	(1,473)	1,485	(101)	(567)	(1,646)	1,079	(66)
Total other expense, net	(619)	(1,965)	1,346	(68)	(2,056)	(3,253)	1,197	(37)
Net loss before provision for income taxes	(7,061)	(6,571)	(490)	7	(20,712)	(16,729)	(3,983)	24
Provision for income taxes	8	25	(17)	(68)	32	50	(18)	(36)
Net loss	$(7,069)	$(6,596)	$(473)	7%	$(20,744)	$(16,779)	$(3,965)	24%

Revenue. Revenue increased 15% and decreased 1%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The change in revenue was primarily due to the changes in volume of system sales for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. We placed 11 and 30 systems in the three and nine months ended September 30, 2018, respectively, as compared to eight and 35 systems in the three and nine months ended September 30, 2017, respectively. For the three months ended September 30, 2018, the revenue increase was partially offset by a decrease of $0.4 million from procedures-based fees and service-related fees, on a combined basis, as compared to same periods in 2017. For the nine months ended September 30, 2018, the revenue decrease was partially offset by an increase of $0.7 million from procedures-based fees and service-related fees. The fluctuations in procedures-based fees and service-related fees was due to a significant number of ARTAS procedures being purchased prior to July 1, 2018 and being performed after that date, which we believe resulted in fewer procedures being purchased in the three months ended September 30, 2018.

Gross Margin. Gross margin typically fluctuates with product mix, selling prices, material costs and revenue level. Gross margin for the three and nine months ended September 30, 2018 increased by four percentage points compared to the same periods in 2017. The increase for the three months ended September 30, 2018 was primarily driven by certain cost efficiencies and a change in our loss contingency accrual, which was reported in cost of revenue, which were partially offset by higher initial manufacturing costs associated with our ARTAS iX System that was launched in the third quarter of 2018 and a lower percentage of revenue being generated from procedure-based fees which generally carry a higher gross margin profile. For the nine months ended September 30, 2018, the increase was primarily driven by cost efficiencies and a higher percentage of revenue being generated from procedure-base fees, which were partially offset by a charge related to a loss contingency accrual of $0.3 million and by higher initial costs associated with the ARTAS® iX System. The loss contingency charge was related to certain excess inventory components procured for our ARTAS® System by our third-party manufacturer, which we determined would be in excess of expected demand due to manufacturing changes associated with the ARTAS® System as a result of the approval of the implantation functionality. We initially anticipate higher manufacturing, warranty, and service costs associated with the ARTAS® iX System which will result in a lower gross margin moving forward.

Sales and Marketing. Sales and marketing expenses increased 28% and 22%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase was primarily due to the growth in employee headcount to support our overall sales and marketing activities, including the ongoing commercialization efforts for the ARTAS® System and ARTAS® iX System and the timing of expenditures for certain tradeshows in first nine months of 2018, which historically were held later in the calendar year.

Research and Development. Research and development expense increased 16% and 13%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase was primarily due to incremental outside services and consulting costs associated with the development of the ARTAS® iX System, which was commercially launched in July 2018.

General and Administrative. General and administrative expenses increased 92% and 74%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase was primarily the result of an increase in our allowance for doubtful accounts for certain customers outside of the United States, in addition to professional service costs, consisting of accounting, consulting, legal and other professional fees incurred in connection with our status as a public company following our IPO in October 2017.

Interest expense. Interest expense increased 28% and decreased 7% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in interest expense between the three-month periods was related to a higher average principal balance of our outstanding long-term-debt obligations as we refinanced our debt obligations with Solar in May 2018, which had a higher outstanding balance than the loan with Oxford which we repaid during this period. The change in the interest expense between the nine-month periods was not significant.

Other income (expense), Net. Other income (expense), net increased by $1.5 million and decreased by $1.1 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. For the three-month period, the increase was attributable to the change in the fair value of our convertible preferred stock warrant liability of $1.5 million for the three months ended September 30, 2017, with no change being recognized in 2018. For the nine-month period, the increase mentioned for the convertible preferred stock warrant liability was partially offset by the unamortized debt issuance and debt discounts written off by us and fees paid directly to Oxford and Solar in connection with the extinguishment of the Oxford loan and the new Solar loan in May 2018.

Provision for income tax: Our effective tax rate is (0.12%) and (0.18%) for income tax for the three and nine months ended September 30, 2018, respectively, and we expect that our effective tax rate for the full year 2018 will be (0.42%). Based on available evidence, including cumulative losses since inception and expected future losses, we have determined that it is more likely than not that our U.S. federal, U.S. state and Korea deferred tax assets will not be realized and therefore a valuation allowance has been provided on the U.S. federal, U.S. state and Korea net deferred tax assets.

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

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. Our net loss was $7.1 million and $6.6 million for the three months ended September 30, 2018 and 2017, respectively, and $20.7 million and $16.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $185.2 million. As of September 30, 2018, and December 31, 2017, we had cash and cash equivalents of $23.6 million and $23.5 million, respectively. As of the filing date of this Quarterly Report, we believe our current cash and cash equivalents will not be sufficient to fund our operations for the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern.

In connection with our IPO, we sold an aggregate of 3,897,910 shares of our common stock (inclusive of 322,910 shares of common stock from the exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share and we received aggregate cash proceeds of approximately $22.1 million, net of underwriting discounts and commissions, and offering costs. Additionally, in August 2018, we closed our follow-on public offering of 11,500,000 shares of our common stock with an offering price of $1.50 per share. We received aggregate proceeds of $15.6 million, net of underwriters’ discounts and commissions, and offering costs totaling $1.6 million.

Debt Obligations

In May 2018, we entered into the Solar Agreement. The Solar Agreement consists of a four-year term loan for an aggregate principal amount of $20.0 million, for working capital, to fund our general business requirements and to repay our indebtedness under the Oxford Agreement. We used $10.1 million of the loan proceeds to repay the outstanding principal of $8.7 million, a final payment fee of $1.3 million plus accrued interest and prepayment fees of $0.1 million under the Oxford Agreement. The Borrowings under the Solar Agreement bear interest through maturity at a rate equal to the U.S. Dollar LIBOR rate plus 7.95% per annum. The outstanding balance on the Solar Agreement was $20.0 million as of September 30, 2018. The Solar Agreement contains various covenants. As of September 30, 2018, we were in compliance with all required covenants under the Solar Agreement, as amended.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
	(dollars in thousands)
Cash used in operating activities	$(21,226)	$(14,376)
Cash used in investing activities	(1,051)	(215)
Cash provided by financing activities	22,291	8,476
Effect of exchange rate changes on cash, cash equivalents and restricted cash	33	(22)
Net increase (decrease) in cash, cash equivalents and restricted cash	$47	$(6,137)

Cash Flows from Operating Activities

For the nine months ended September 30, 2018, cash used in operating activities of $21.2 million was attributable to a net loss of $20.7 million and a decrease from operating assets and liabilities of $2.8 million, which was partially offset by $2.3 million in non-cash charges. The non-cash charges consisted primarily of provision for bad debt of $0.8 million, depreciation and amortization of $0.5 million, amortization of debt issuance costs of $0.3 million, stock-based compensation of $0.4 million and changes in excess and obsolete inventory of $0.1 million. The net change in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued other liabilities of $2.2 million, which was offset by an increase in accounts receivable of $3.4 million due to the timing of collections from customers in the third quarter of 2018 as well as an increase in inventory of $1.6 million due to inventory build of ARTAS® systems in 2018.

For the nine months ended September 30, 2017, cash used in operating activities of $14.4 million was attributable to a net loss of $16.8 million, which was partially offset by $2.9 million in non-cash charges and a decrease from operating assets and liabilities of $0.5 million. The non-cash charges consisted primarily of $1.6 million related to a change in fair value of preferred stock warrants, depreciation and amortization of $0.5 million, amortization of debt issuance costs of $0.4 million, and stock-based compensation of $0.3 million. The net change in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $0.7 million, in prepaid expenses and other assets of $2.3 million, and an increase in accounts payable and accrued and other liabilities of $2.5 million due to the timing of receipt and payment of vendor invoices.

Cash Flows from Investing Activities

For the nine months ended September 30, 2018 and 2017, cash used in investing activities related to purchases of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2018, cash provided by financing activities was $22.3 million, consisting of net proceeds from our Solar loan of $19.6 million, net proceeds from our follow-on offering of $15.6 million and $0.4 million of stock option exercises, which was offset by $13.3 million for the retirement of our Oxford loan.

For the nine months ended September 30, 2017, cash provided by financing activities was $8.5 million, consisting of $10.2 million in net proceeds received from the issuance of convertible preferred stock and $5.0 million from issuance of convertible notes, each of which converted into common stock upon the consummation of our IPO.  Cash provided by financing activities was partially offset by

$6.0 million of principal payments on our outstanding debt obligation with Oxford and $0.7 million of payments for financing costs related to our IPO.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2018, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(dollars in thousands)
Debt obligations, including interest (1)	$503	$12,226	$13,008	$—	$25,737
Operating leases	128	1,052	738	—	1,918
Total contractual obligations	$631	$13,278	$13,746	$—	$27,655

(1)

Represents our loan with Solar and our anticipated repayment schedule for the loan. Pursuant to our loan agreement with Oxford, the loan will mature in May 2022. The loan with Solar accrues interest at prime plus 7.9% per annum. The outstanding principal balance on the Solar loan was $20.8 million as of September 30, 2018, which includes a final payment of $0.8 million to Solar on the maturity of the loan.

In addition to the contractual obligations listed in the table above, in March 2018, we received U.S. FDA 510(k) clearance to expand the ARTAS® System technology to include an implantation functionality. Based on manufacturing changes associated with the ARTAS® System, we determined that certain components procured or expected to be procured by Evolve Manufacturing Technologies, Inc., our single third-party manufacturer, who assemble the ARTAS® Systems, will be in excess of expected demand or usage. As a result, we recorded a loss contingency accrual of $0.3 million, which is reported in “Cost of revenue” in the condensed consolidated statements of operations for the nine-months ended September 30, 2018 and included in “Other accrued liabilities” on the condensed consolidated balance sheets as of September 30, 2018.

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structure finance entities.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in these significant accounting policies during the three months ended September 30, 2018.

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

We are exposed to interest rate risk related to our debt obligations which are subject to variable interest rates. As of September 30, 2018, a 100-basis point increase in interest rates on our debt subject to variable interest rate fluctuations would increase our interest expense $0.1 million annually.

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

Our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 23, 2018, a putative shareholder class action complaint was filed in Superior Court of the State of California, County of San Mateo (the “Superior Court”), captioned Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609. On June 21, 2018 and June 28, 2018, two putative class action complaints were filed in the United States District Court for the Northern District of California, captioned Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF, respectively. On July 24, 2018, the U.S. Northern District Court related the Guerrini and Yzeiraj actions and reassigned the Yzeiraj action to Judge Edward J. Davila. The Wong and Guerrini complaints name us as defendants, and certain of our current and former executive officers and directors, certain of our venture capital investors and the underwriters in our IPO. The Yzeiraj complaint names us as defendants and certain of our current and former executive officers and directors. The Wong complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act. The Guerrini and Yzeiraj complaints assert claims under Sections 11 and 15 of the Securities Act. The complaints all allege, among other things, that our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

On August 8, 2018, we, along with certain of our current and former executive officers and directors, filed a motion to dismiss the Wong complaint based on the forum selection clause designating the federal district courts as the exclusive forum for claims arising under the Securities Act contained in our Amended and Restated Certificate of Incorporation, and which asked the court in the alternative to stay the Wong action. Also, on August 8, 2018, the venture capital investor and underwriters’ defendants in the Wong action filed demurrers to the Wong complaint, and we, along with certain of our current and former executive officers and directors, joined in the venture capital investor defendants’ demurrer. A hearing on our motion to dismiss and the demurrers to the Wong complaint was held on October 24, 2018.  We are unable to predict the date on which the Superior Court will issue any decision at this time.

On October 2, 2018, the U.S. Northern District Court granted a Motion for Consolidation of Related Actions, Appointment as Lead Plaintiff and Approval of Lead Counsel filed by Plaintiff Edgardo Guerrini, which consolidated the Guerrini and Yzeiraj actions under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD. The U.S. Northern District Court has set an initial hearing for January 24, 2019.

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

We have a limited commercial history and have focused primarily on research and development, product design and engineering, establishing supply and manufacturing relationships, seeking regulatory clearances and approvals to market the ARTAS® and ARTAS® iX System, and selling and marketing. We have incurred losses in each year since our inception in 2002. Our net losses were approximately $20.7 million for the nine months ended September 30, 2018 and $17.8 million for the year ended December 31, 2017. As of September 30, 2018, we had an accumulated deficit of $185.2 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Furthermore, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. Before investing, you should consider an investment in our common stock considering the risks, uncertainties, and difficulties frequently encountered by early-stage medical technology companies in rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future because of a variety of factors, many of which are outside of our control. These factors include:

•	the cost of growing our ongoing commercialization and sales and marketing activities;
•	the costs of manufacturing and maintaining sufficient inventories of our products to meet anticipated demand and inventory write-offs related to obsolete products or components;
•	the costs of enhancing the existing functionality and development of new functionalities for the ARTAS® and ARTAS® iX System;
•	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
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
•

customers in jurisdictions where the ARTAS® iX System is not approved delaying their purchase, and not purchasing an ARTAS System, until the ARTAS® iX System is approved or cleared for use in their market;

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

Our limited commercial history and the rapid evolution of the markets for medical technologies and aesthetic products make it difficult for us to predict our future performance. Several factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	physician demand for the ARTAS® and ARTAS® iX Systems and procedure usage may vary from quarter to quarter;
•

customers in jurisdictions where the ARTAS® iX System is not approved delaying their purchase, and not purchasing a ARTAS System, until the ARTAS® iX System is approved or cleared for use in their market;

•	the inability of physicians to obtain the necessary financing to purchase the ARTAS® System or the ARTAS® iX System;
•	changes in the length of our sales process for the ARTAS® and ARTAS® iX Systems;
•	performance of new functionalities and system updates, such as the robotic implantation functionality in the new ARTAS® iX System;
•	performance of our international distributors;
•	positive or negative media coverage of the ARTAS® System or ARTAS® iX System, the procedures or products of our competitors, or our industry generally;

•	our ability to maintain our current, or obtain further, regulatory clearances or approvals such as the regulatory clearances and approvals necessary to market the ARTAS® iX System outside the U.S.;
•	delays in, or failure of, product and component deliveries by our third-party manufacturers or suppliers;
•	seasonal or other variations in patient demand for aesthetic procedures;
•	introduction of new aesthetic procedures or products that compete with the ARTAS® System or ARTAS® iX System;
•	changes in accounting rules that may cause restatement of our consolidated financial statements or have other adverse effects; and
•	adverse changes in the economy that reduce patient demand for elective aesthetic procedures.

The long sales cycle, low unit volume for sales of the ARTAS® System and ARTAS® iX System and the historic seasonality of our industry, each may contribute to substantial fluctuations in our operating results and stock price and make it difficult to compare our results of operations to prior periods and predict future financial results.

We sell a relatively small number of ARTAS® and ARTAS® iX Systems at a relatively high price, with each sale of an ARTAS® System or ARTAS® iX System typically involving a significant amount of time. Because of the relatively small number of ARTAS® and ARTAS® iX Systems we expect to sell in any period, each sale of a system could represent a significant percentage of our revenue for a particular period. Furthermore, due to the significant amount of time it can take to finalize the sale of a system, it is likely that a sale could be recognized in a subsequent period which could have a material effect on our results from quarter to quarter and increase the volatility of quarterly results. In addition, our industry is characterized by seasonally lower demand during the third quarter of the calendar year, generally when both physicians and prospective patients take summer vacation. As a result of these factors, future fluctuations in quarterly results could cause our revenue and cash flows to be below analyst and investor expectations, which could cause decline in our stock price. Due to future fluctuations in revenue and costs, as well as other potential fluctuations, you should not rely upon our operating results in any particular period as an indication of future performance. If we do not sell ARTAS® and ARTAS® iX Systems as anticipated, our operating results will vary significantly from our expectations. In addition, selling the ARTAS® and ARTAS® iX System requires significant marketing effort and expenditure in advance of the receipt of revenue and our efforts may not result in a sale.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements such as software-updates for the ARTAS® and ARTAS® iX Systems and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of September 30, 2018, we had capital resources consisting of cash and cash equivalents of $23.6 million. In connection with our IPO, we raised an additional $22.1 million of proceeds, net of underwriting discounts and commissions, and offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of the ARTAS® and ARTAS® iX System, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay or curtail our efforts to develop enhancements to the ARTAS® and ARTAS® iX Systems, including any clinical trials that may be required to market such enhancements;
•	delay or curtail our plans to increase and expand our sales and marketing efforts; or
•	delay or curtail our plans to enhance our customer support and marketing activities.

We are restricted by covenants in the Solar Agreement. These covenants restrict, among other things, our ability to incur additional debt without Solar’s consent, which may limit our ability to obtain additional funds. In addition, the Solar Agreement contains certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default under the agreement and the requirement for us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding

We are dependent upon the success of the ARTAS® and ARTAS® iX Systems, which has a limited commercial history. If we are unsuccessful in developing the market for robotic hair restoration or the market acceptance for the ARTAS® and ARTAS® iX Systems fails to grow significantly, our business and future prospects will be harmed.

We commenced commercial sales of the ARTAS® System for hair follicle dissection in the U.S. in 2011 and expect that the revenue we generate from both system sales and servicing as well as recurring procedure-based fees will account for all of our revenue for the foreseeable future. Accordingly, our success depends on the acceptance among physicians and patients of the ARTAS® and ARTAS® iX Systems as the preferred system for performing hair restoration surgery. Acceptance of the ARTAS® and ARTAS® iX Systems by physicians is significantly dependent on our ability to convince physicians of the benefits of the ARTAS® and ARTAS® iX Systems to their practices and, accordingly, develop the market for robotic-assisted hair restoration surgery. Acceptance of the ARTAS procedure by patients is equally important as patient demand will influence physicians to offer the ARTAS procedure, and the degree of market acceptance of the ARTAS® and ARTAS® iX Systems by physicians and patients is unproven. We believe that market acceptance of the ARTAS® and ARTAS® iX Systems will depend on many factors, including:

•	the perceived advantages or disadvantages of the ARTAS® and ARTAS® iX Systems compared to other hair restoration products and treatments;
•	the safety and efficacy of the ARTAS® and ARTAS® iX Systems relative to other hair restoration products and treatments;
•	the price of the ARTAS® and ARTAS® iX Systems relative to other hair restoration products and treatments;
•	our success in expanding our sales and marketing organization;
•	the effectiveness of our marketing, advertising, and commercialization initiatives;

•	our success in adding new functionalities to the ARTAS® and ARTAS® iX Systems and enhancing existing functions; and
•	our ability to obtain regulatory clearance to market the ARTAS® and ARTAS® iX Systems for additional treatment indications in the U.S.

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

We cannot assure you that the ARTAS® System or ARTAS® iX System will achieve broad market acceptance among physicians and patients. Because we expect to derive substantially all of our revenue for the foreseeable future from ARTAS® and ARTAS® iX Systems sales, servicing and procedure-based fees, any failure of this product to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.

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

The ARTAS procedure is an elective aesthetic procedure, the cost of which must be borne by the patient, and is not covered by or reimbursable through government or private health insurance. The decision to undergo the ARTAS procedure is thus driven by patient demand, which may be influenced by a number of factors, such as:

•	the success of our sales and marketing programs;
•	the extent to which our physician customers recommend the ARTAS procedures to their patients;
•	our success in attracting consumers who have not previously undergone hair restoration treatment;
•	the extent to which the ARTAS procedure satisfies patient expectations;
•

our ability to properly train our physician customers in the use of the ARTAS® and ARTAS® iX Systems so that their patients do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety, and effectiveness of the ARTAS® and ARTAS® iX Systems versus other aesthetic treatments;
•	consumer sentiment about the benefits and risks of aesthetic procedures generally and the ARTAS® and ARTAS® iX Systems in particular;
•	the success of any direct-to-consumer marketing efforts we may initiate; and
•	general consumer confidence, which may be impacted by economic and political conditions outside of our control.

Our financial performance will be materially harmed in the event we cannot generate significant patient demand for procedures performed with the ARTAS® System.

Our success depends in part upon patient satisfaction with the effectiveness of the ARTAS® and ARTAS® iX Systems.

In order to generate repeat and referral business, patients must be satisfied with the effectiveness of the ARTAS® Systems. If the ARTAS® System or ARTAS® iX System procedure is not done correctly, and or the patient suffers from complications and other adverse effects, the patient may not be satisfied with the benefits of the ARTAS® System or ARTAS® iX System. Furthermore, if the transplanted hair follicles do not grow or survive the transplant, the patient will likely not view the procedure as having a satisfactory outcome. If patients are not satisfied with the aesthetic benefits of the ARTAS® System, ARTAS® iX System or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

Our success depends on growing physician adoption and use of the ARTAS® System and ARTAS® iX System.

Our ability to increase the number of physicians willing to make a significant capital expenditure to purchase the ARTAS® System, or ARTAS® iX System and make it a significant part of their practices, depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of the ARTAS® and ARTAS® iX Systems and the revenue that a physician can derive from performing ARTAS procedures are compelling when compared to the costs and revenue associated with alternative aesthetic treatments the physician can offer. In addition, we believe our marketing programs, including clinical and practice development support, will be critical to increasing utilization and awareness of the ARTAS® and ARTAS® iX Systems, but these programs require physician commitment and involvement to succeed. If we are unable to increase physician adoption and use of the ARTAS® System, or ARTAS® iX System our financial performance will be adversely affected.

Our inability to effectively compete with competitive hair restoration treatments or procedures may prevent us from achieving significant market penetration or improving our operating results.

The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. We designed the ARTAS® System to assist physicians in performing follicular unit extraction surgery. Demand for the ARTAS® Systems and ARTAS procedures could be limited by other products and technologies. Competition to address hair loss comes from various sources, including:

•	therapeutic options including Rogaine, which is applied topically, and Propecia, which is ingested, both of which have been approved by the FDA;
•	non-surgical options, such as wigs, hair-loss concealer sprays and similar products; and
•	other surgical alternatives, including hair transplantation surgery using the strip surgery method or using hand-held devices.

Surgical alternatives to the ARTAS® and ARTAS® iX Systems may be able to compete more effectively than the ARTAS procedure in established practices with trained staff and workflows built around performing these surgical alternatives. Practices experienced in offering strip surgery or follicular unit extractions using hand-held devices may be reluctant to incorporate or convert their practices to offer ARTAS procedures due to the effort involved to make such changes.

Many options may be able to provide satisfactory results for male hair loss, generally at a lower cost to the patient than the ARTAS® and ARTAS® iX Systems. As a result, if patients choose these competitive alternatives, our results of operation could be adversely affected.

We also face competition from other aesthetic devices that physicians may consider adding to their practice in lieu of building a hair restoration practice, for instance CoolSculpting, which is utilized for body contouring or cosmetic fat reduction. As a result, if physicians choose these competitive products over building a hair restoration practice with the ARTAS® System or ARTAS® iX System, our results of operation could be adversely affected.

Some of our competitors have a broad range of product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Our potential physician customers also may need to recoup the cost of expensive products that they have already purchased from our competitors, and thus they may decide to delay purchasing, or not to purchase, the ARTAS® System or ARTAS® iX System.

Many of our competitors are large, experienced companies that have substantially greater resources and brand recognition than we do. Competition could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition, and results of operations.

We may not be able to establish or strengthen our brand.

We believe that establishing and strengthening the Restoration Robotics and ARTAS brand is critical to achieving widespread acceptance of the ARTAS® Systems, particularly because of the highly competitive nature of the market for aesthetic treatments and procedures to address male hair loss. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product to assist them in performing hair restoration surgery. Given the established nature of our competitors, and our limited commercialization in the U.S., it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our ARTAS® Systems may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

We have limited experience with our direct sales and marketing force and any failure to build and manage our direct sales and marketing force effectively could have a material adverse effect on our business.

We rely on a direct sales force to sell the ARTAS® Systems in the U.S. and certain markets outside the U.S. In order to meet our anticipated sales objectives, we expect to grow our direct sales and marketing organization significantly over the next several years and intend to opportunistically build a direct sales and marketing force in certain international markets where we do not have a direct sales force. There are significant risks involved in building and managing our sales and marketing organization, including risks related to our ability to:

•	hire qualified individuals as needed;
•	generate sufficient leads within our target physician group for our sales force;
•	provide adequate training for the effective sale and marketing of the ARTAS® System or ARTAS® iX System;
•	retain and motivate our direct sales and marketing professionals; and
•	effectively oversee geographically dispersed sales and marketing teams.

Our failure to adequately address these risks could have a material adverse effect on our ability to increase sales and use of the ARTAS® and ARTAS® iX Systems, which would cause our revenue to be lower than expected and harm our results of operations.

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

Sales in markets outside of the U.S. accounted for approximately 58% of our revenue for the year ended December 31, 2017 and 43% and 60% of our revenue for the nine months ended September 30, 2018 and 2017, respectively. We believe that a significant percentage of our business will continue to come from sales in markets outside of the U.S. through increased penetration in countries where we market and sell the ARTAS® System, and with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

In May and June 2018, a number of purported stockholder class action complaints were filed against us, the members of our board of directors (and affiliated venture funds), as well as certain of our current and former officers and the underwriters in our IPO. The complaints all allege, among other things, that our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified money damages, other equitable relief and attorneys’ fees and costs. While we believe these claims to be without merit, we cannot assure you that additional claims alleging the same or similar facts will not be filed. Any litigation could result in substantial costs and a diversion of management’s attention and resources.

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

We forecast sales to determine requirements for components and materials used in the ARTAS® and ARTAS® iX System, reusable procedure kits, disposable procedure kits, upgrade kits and spare kits and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

We keep limited finished products on hand. To manage our operations, we forecast anticipated product orders and material requirements to predict our inventory needs and enter purchase orders based on these requirements. Several components of the ARTAS® and ARTAS® iX Systems require significant order lead time. Our limited historical commercial experience and anticipated growth may not provide us with enough data to consistently and accurately predict future demand. If our business expands and our demand for components and materials increases beyond our estimates, our manufacturers and suppliers may be unable to meet our demand. In addition, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of the ARTAS® System or ARTAS® iX System and related products to our customers. In contrast, if we overestimate our requirements, we may have excess inventory, which would increase use of our working capital. Any of these occurrences would negatively affect our financial condition and the level of satisfaction our physician customers have with our business.

Even though the ARTAS® and ARTAS® iX Systems are marketed to physicians, there exists a potential for misuse by the operator of the ARTAS® systems by physicians, non-physicians or individuals who are not sufficiently trained, which could harm our reputation and our business.

We and our independent distributors market and sell the ARTAS® and ARTAS® iX Systems to physicians. Under state law in the U.S., our physician customers can generally allow nurse practitioners, technicians, and other non-physicians to perform the ARTAS procedures under their direct supervision. Similarly, in markets outside of the U.S., physicians can allow non-physicians to perform the ARTAS procedures under their supervision. Although we and our distributors provide training on the use of the ARTAS® and ARTAS® iX Systems, we do not supervise the procedures performed with the ARTAS® and ARTAS® iX Systems, nor can we be assured that direct physician supervision of procedures occurs according to our recommendations. The potential misuse of the ARTAS® System or ARTAS® iX System by physicians and non- physicians may result in adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

Product liability suits could be brought against us for defective design, labeling, material, or workmanship, or misuse of the ARTAS® or ARTAS® iX System, and could result in expensive and time-consuming litigation, payment of substantial damages, an increase in our insurance rates and substantial harm to our reputation.

If the ARTAS® System or ARTAS® iX System are defectively designed, manufactured, or labeled, contains defective components, or is misused, we may become subject to substantial and costly litigation by our physician customers or their patients. Misuse of the ARTAS® System or ARTAS® iX System or failure to adhere to operating guidelines can cause skin damage and underlying tissue damage and, if our operating guidelines are found to be inadequate, we may be subject to liability. Furthermore, if a patient is injured in an unexpected manner or suffers unanticipated adverse events after undergoing the ARTAS procedure, even if the procedure was performed in accordance with our operating guidelines, we may be subject to product liability claims. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for the ARTAS® and ARTAS® iX Systems, or any future products;
•	damage to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to physician customers, patients or clinical trial participants;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize any future products.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could inhibit commercialization of the ARTAS® and ARTAS® iX Systems. As of September 30, 2018, we carry product liability insurance in the amount of $4.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is more than the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

Our ability to market the ARTAS® and ARTAS® iX Systems in the U.S. is limited to hair follicle dissection in males that have black or brown straight hair, and if we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

We have FDA clearance to market the ARTAS® and ARTAS® iX Systems in the U.S. for dissecting hair follicles only from the scalp in men diagnosed with androgenic alopecia (AGA), also referred to as male pattern baldness, who have black or brown straight hair. This clearance restricts our ability to market or advertise the ARTAS® and ARTAS® iX Systems treatment for women or men who do not have black or brown straight hair, which could limit physician and patient adoption of the ARTAS® System. Developing and promoting new treatment indications and protocols for the ARTAS® and ARTAS® iX Systems are elements of our growth strategy, but we cannot predict when or if we will receive the clearances required to so implement those elements. In addition, we may be required to conduct additional clinical trials or studies to support our applications, which may be time-consuming and expensive, and may produce results that do not result in FDA clearances. If we do not obtain additional FDA clearances, our ability to promote the ARTAS® and ARTAS® iX Systems in the U.S. may be limited. Because we anticipate that sales in the U.S. will continue to be a significant portion of our business for the foreseeable future, ongoing restrictions on our ability to market the ARTAS® and ARTAS® iX Systems in the U.S. could harm our business and limit our revenue growth.

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

Our business could be adversely affected if we are unable to extend the cleared uses of the ARTAS® and ARTAS® iX Systems or successfully pursue the development, regulatory clearance or approval and commercialization of future products.

The ARTAS® System for hair follicle dissection, which has been cleared for use in the U.S. only for dissecting hair follicles from the scalp in men diagnosed with AGA who have black or brown straight hair, recipient site making for the follicle transplantation sites, in our ARTAS® iX System, and robotic implantation in which hair follicles are robotically transplanted, which recently has been approved for commercial marketing in the U.S., are our only products. Our business could be adversely affected if we are unable to extend the cleared uses of the ARTAS® and ARTAS® iX Systems or successfully pursue the development, regulatory clearance or approval and commercialization of future products. In the future, we may also become dependent on other products that we may develop or acquire. The clinical and commercial success of our products will depend on several factors, including the following:

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

As of September 30, 2018, we had 108 employees, with 49 employees in sales and marketing, 18 employees in customer support, 22 employees in research and development, including clinical, regulatory and certain quality control functions, five employees in manufacturing operations and 14 employees in general management and administration. We will need to continue to expand our sales, marketing, managerial, operational, finance and administrative resources for the ongoing commercialization of the ARTAS® and ARTAS® iX Systems and continue our development activities of any future products.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and other personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, our management team and other key personnel. The loss of services of any of these individuals could delay or prevent enhancement of the ARTAS® and ARTAS® iX Systems, the expansion of the ARTAS® and ARTAS® iX Systems to new indications, or the development of any future products. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, our independent registered public accounting firm will be engaged to provide an attestation report on the effectiveness of our internal control over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. In particular, the ARTAS procedures will not receive coverage and reimbursement and, as a result, demand for this product will be tied to discretionary spending levels of our targeted patient population. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including weakened demand for the ARTAS® and ARTAS® iX Systems, ARTAS procedures or any future products, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the economic climate and financial market conditions could adversely impact our business.

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

Risks Related to Government Regulation

The ARTAS® and ARTAS® iX Systems and our operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business.

The ARTAS® and ARTAS® iX Systems and related products and services are regulated as medical devices subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices:

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

In the U.S., we have obtained 510(k) premarket clearance from the FDA to market the ARTAS® and ARTAS® iX System for harvesting hair follicles from the scalp in men diagnosed with AGA who have black or brown straight hair. An element of our strategy is to continue to add new functionalities and enhance existing functionalities to the ARTAS® and ARTAS® iX Systems. We expect that certain modifications we may make to the ARTAS® and ARTAS® iX Systems may require new 510(k) clearance; however, future modifications may be subject to the substantially more costly, time-consuming and uncertain PMA process. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could cause our sales to decline.

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

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations. The failure to comply with applicable regulations could jeopardize our ability to sell the ARTAS® and ARTAS® iX Systems, and result in enforcement actions such as:

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

Modifications to the ARTAS® System or ARTAS® iX System and any future products that receive 510(k) clearances may require new 510(k) clearances or PMA approvals, and if we make such modifications without seeking new clearances or approvals, the FDA may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

The ARTAS® and ARTAS® iX Systems have received 510(k) clearances from the FDA. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to the ARTAS® System in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make similar modifications or add additional functionalities in the future that we believe do not require a new 510(k) clearance or approval of a PMA. The FDA has issued a guidance document intended to assist manufacturers in determining whether modifications to cleared devices require the submission of a new 510(k), and such guidance has come under scrutiny in recent years, the practical impact of which is unclear. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, which could require us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. In addition, the FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. Any delay or failure in obtaining required clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. Any of these actions would harm our operating results.

We are subject to restrictions on the indications for which we are permitted to market our products, and any violation of those restrictions, or marketing of the ARTAS® System or ARTAS® iX System for off-label uses, could subject us to regulatory enforcement action.

The FDA’s 510(k) clearance for the ARTAS® and ARTAS® iX Systems specifies the cleared indication for use of the product is dissecting hair follicles from the scalp in men diagnosed with AGA who have black or brown straight hair. The ARTAS® and ARTAS® iX Systems are intended to assist physicians in identifying and extracting hair follicular units from the scalp during hair transplantation.

We train our marketing and direct sales force to not promote the ARTAS® System or ARTAS® iX System for uses outside of the FDA-cleared indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using the ARTAS® System or ARTAS® iX System off-label when, in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use the ARTAS® System or ARTAS® iX System off-label. Furthermore, the use of the ARTAS® System or ARTAS® iX System for indications other than those cleared by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

The ARTAS® System or ARTAS® iX System may cause or contribute to adverse medical events that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with the ARTAS® System or ARTAS® iX System, or a recall of the ARTAS® System or ARTAS® iX System either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations. The FDA’s medical device reporting regulations require us to report to the FDA when we receive or become aware of information that reasonably suggests that the ARTAS® System or ARTAS® iX System may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the ARTAS® System ARTAS® iX System, as the case may be. If we fail to comply with our reporting obligations, the FDA could act, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or if a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur because of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. We cannot assure you that product defects or other errors will not occur in the future. Recalls involving the ARTAS® System or ARTAS® iX System could be particularly harmful to our business, financial condition and results of operations because it is our only product.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for the ARTAS® System or ARTAS® iX System in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales.

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

The methods used in, and the facilities used for, the manufacture of the ARTAS® and ARTAS® iX Systems and related products must comply with the FDA’s Quality System Regulation, or QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. The ARTAS® and ARTAS® iX Systems are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

We cannot guarantee that we or any subcontractors will take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of the ARTAS® System or ARTAS® iX System. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with the ARTAS® System or ARTAS® iX System, or manufacturing processes could result in, among other things:

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

While procedures utilizing the ARTAS® and ARTAS® iX Systems are not currently covered or reimbursed by any third-party payor, our commercial, research and other financial relationships with healthcare providers and others may be subject to various federal and state laws intended to prevent healthcare fraud and abuse. Such laws include the U.S. federal Anti-Kickback Statute and similar laws that apply to state healthcare programs, private payors and self-pay patients; the U.S. federal civil and criminal false claims laws, such as the civil False Claims Act, and civil monetary penalties laws; state and federal data privacy and security laws and regulations; state and federal physician payment transparency laws; and state and federal consumer protection and unfair competition laws. Further, these laws may impact any sales, marketing and education programs we currently have or may develop in the future and the way we implement any of those programs. Penalties for violations of these laws can include exclusion from federal healthcare programs and substantial civil and criminal penalties.

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

The market price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	the continued growth in demand for the ARTAS® Systems and ARTAS procedures;
•	our commercialization, marketing and manufacturing capabilities;
•	the continuing productivity and effectiveness of our commercial infrastructure and salesforce;
•	our financial performance;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for the ARTAS® Systems for expanded indications and functionality;
•	our commercialization, marketing and manufacturing capabilities;
•	our expectations regarding the potential market size and the size of the patient populations for the ARTAS® Systems;
•	the effective pricing of the ARTAS® Systems, services and procedures;
•	the implementation of our business model and strategic plans for our business and technology;
•	the scope of protection we can establish and maintain for intellectual property rights covering the ARTAS® Systems, along with any product enhancements;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

In addition, the stock markets in general, and the markets for medical device and aesthetic stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the market price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. Recently, several securities class action complaints have been filed against us, certain of our current and former executive officers and directors, certain of our investors and certain underwriters in our IPO. These complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act due to allegedly false and misleading statements made in connection with our IPO. While we believe that these lawsuits are without merit and we intend to vigorously defend against these claims, we could incur substantial costs in defending these lawsuits and the attention of our management could be diverted from the operation of our business. Further, if more of our stockholders were to bring additional lawsuits on similar or unrelated grounds, we could incur substantial costs defending these additional lawsuits and the attention of our management would be further diverted from the operation of our business.

An active market for our common stock may not be maintained.

Prior to our IPO, there had been no public market for shares of our common stock. Our stock only recently began trading on The Nasdaq Global Market, but we can provide no assurance that we will be able to maintain an active trading market on The Nasdaq Global Market or any other exchange in the future. If an active market for our common stock does not develop or is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, stockholder approval of any golden parachute payments not previously approved and delayed adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Based on the number of shares outstanding as of September 30, 2018, as adjusted for the consummation of our IPO in October 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 37.8% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the quarter ended September 30, 2018.

Use of Proceeds

On August 16, 2018, we closed our public follow-on offering, in which we sold 11,500,000 shares of our common stock at a price to the public of $1.50 per share. The aggregate proceeds for the offering was approximately $17.2 million. The offer and sale of all the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-226598). After deducting underwriting discounts and commissions of approximately $1.2 million and other offering expenses of approximately $0.4 million, the net proceeds from the offering was approximately $15.6 million. There has been no material change in the planned use of proceeds from the follow-on offering as described in the final prospectus filed with the SEC on August 13, 2018 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

On October 11, 2017, our Registration Statement on Form S-1 (File No. 333-220303) relating to the IPO of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we completed our IPO of 3,897,910 shares of our common stock (inclusive of 322,910 shares of common stock from the subsequent exercise of the underwriters’ over-allotment option) at a price of $7.00 per share.  After deducing underwriting discounts and commissions of approximately $1.9 million and offering expenses of approximately $3.3 million, the net proceeds from the IPO was approximately $22.1 million. There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus dated October 11, 2017 and filed with the SEC on October 13, 2017 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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

Company Name

Date: November 5, 2018	By:	/s/ RYAN RHODES
Ryan Rhodes
President, Chief Executive Officer

Date: November 5, 2018	By:	/s/ MARK L. HAIR
Mark L. Hair
Chief Financial Officer