Form 10-K
period 2018-12-31
Restoration Robotics, Inc.
filed 2019-03-20
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of Registrant’s common stock, par value $0.0001, held by non-affiliates of the Registrant was $66,841,767 based upon the closing price of $3.47 per share as reported for such date by the Nasdaq Global Market. Shares of the Registrant's common stock held by executive officers and directors of the Registrant and by each person who owned 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2019 was 40,767,012.

Documents to be Incorporated by Reference

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (our "Proxy Statement") which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the close of the fiscal year ended December 31, 2018.

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2018 contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements include, but are not limited to, statements about:

•	the proposed Merger between the Company and Venus, the anticipated timing of the Merger and our ability to successfully complete the Merger;
•	the continued growth in demand for our ARTAS® System, including our ARTAS iX System, or ARTAS, for use in harvesting hair follicles for transplant;
•	our commercialization, marketing and manufacturing capabilities, plans and prospects;
•	the continuing productivity and effectiveness of our commercial infrastructure and salesforce;
•	our financial performance;
•	our intentions and our ability to establish collaborations and/or partnerships;
•

the timing or likelihood of regulatory filings and approvals for expanding the approved use of ARTAS for use in dissecting hair follicles to include women and individuals without straight brown or black hair;

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

Overview

We are a medical technology company developing and commercializing a robotic device, the ARTAS® System, that assists physicians in performing many of the repetitive tasks that are a part of a follicular unit extraction surgery, or FUE, a type of hair restoration procedure. We believe the ARTAS® System is the first and only physician-assisted robotic system that can identify and dissect hair follicular units directly from the scalp and create recipient implant sites. The ARTAS® System includes the ARTAS Hair Studio application, an interactive three-dimensional patient consultation tool that enables a physician to create a simulated hair transplant model for use in patient consultations. We received clearance from the U.S. Food and Drug Administration, or FDA, in April 2011 to market the ARTAS® System in the U.S., and we have sold the ARTAS® System into 37 other countries. In March 2018, we received 510(k) clearance from the FDA to expand the ARTAS® technology to include implantation and in the third quarter of 2018, we commercially launched the next generation ARTAS® System, called ARTAS® iX System, which incorporates the implantation functionality as well as other functionalities. As of December 31, 2018, the ARTAS® System and ARTAS Hair Studio application are protected by over 80 patents in the U.S. and over 110 international patents.

The ARTAS® System is comprised of the patient chair, the cart, which includes the robotic arm, integrated vision system, artificial intelligence algorithms and a series of proprietary end effectors, which are the various devices at the end of the robotic arm, such as the automated needle and punch, that interact with the patient’s scalp and hair follicles and perform various clinical functions.

The image below depicts the ARTAS® iX System cart, including the robotic arm and the needle mechanism which houses the automated needle and punch used for follicle dissection and site making.

Proposed Merger with Venus

On March 15, 2019, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Radiant Merger Sub Ltd., a company organized under the laws of Israel and a directly, wholly-owned subsidiary of the Company (“Merger Sub”), and Venus Concept Ltd., a company organized under the laws of

Israel (“Venus”) to combine the companies in an all-stock transaction. The Merger Agreement and the Merger (as defined below) have been approved by our board of directors (the “Board”) and the board of directors of Venus. The transaction is expected to close in the third quarter of 2019, subject to customary closing conditions, including the approval by stockholders of Restoration Robotics and Venus Concept and receipt of all necessary regulatory approvals.

The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Venus (the “Merger”), with Venus continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company.

Under the terms of the transaction, Restoration Robotics and Venus Concept shareholders will own approximately 15% and 85% of the combined company, respectively, on a fully diluted basis, without giving effect to the shares issued in the proposed equity financing that is expected to close immediately after the merger. EW Healthcare Partners has committed to lead a $21.0 million equity investment, priced at $0.825 per share (subject to adjustment for stock splits), in the combined company’s common stock contingent on the closing of the merger transaction. Additional investors committed to participating in the proposed equity financing include HealthQuest Capital, Madryn Asset Management, Longitude Capital Management, Fred Moll and Aperture Venture Partners. In addition to the equity financing, Fred Moll and InterWest Partners previously funded a $5 million convertible note into Restoration Robotics which will convert into the combined company’s common stock at the closing of the equity financing led by EW Healthcare, at a price of $0.825 per share (subject to adjustment for stock splits).

Concurrent with closing of the transaction, the Company anticipates effecting a reverse stock split. The Company expects to have approximately 283.2 million shares outstanding (or approximately 18.9 million shares outstanding after giving effect to an anticipated 1-for-15 reverse stock split) and after taking into account shares issued to the former Venus Concept shareholders in the merger, shares issued as part of the $21.0 million equity investment, and shares issued upon conversion of the $5.0 million convertible notes issued by us in February, 2019.

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

This growing market has a significant potential patient population with approximately 35 million males in the United States suffering from androgenic alopecia, or AGA, also referred to as male pattern baldness. We have FDA clearance to market the ARTAS® System in the U.S. for dissecting hair follicles from the scalp of men diagnosed with AGA who have black or brown straight hair and to implant those follicles in the scalp of the patient. With this clearance we can market the ARTAS® System to physicians to treat this growing market.

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

Non-Surgical Options

Non-surgical options for hair loss include prescription therapeutics and non-prescription remedies. In the U.S., the FDA has authorized two prescription therapeutics for hair loss: Rogaine which is applied topically, and Propecia which is ingested in pill form. Both Rogaine and Propecia have several drawbacks, including limited efficacy in some individuals and the need for strict patient compliance for the treatment to have meaningful effect. Both products require strict usage without breaks and often require a minimum of six months before meaningful effect is visible. Furthermore, while uncommon and not affecting all men, Propecia can cause multiple side-effects given its systemic administration, including impotence, swelling, dizziness and weakness. In addition to prescription therapeutics, non-surgical remedies for hair loss include wigs, hair pieces and spray-on applications, which also have significant drawbacks primarily due to an unnatural aesthetic look.

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

FUE is significantly less invasive than strip surgery. In this procedure, the physician or technician removes individual hair follicles from the patient’s scalp without removing a strip of tissue. FUE can be performed with manual hand-held punches, automated hand-held devices or with the ARTAS® System. Use of manual or automated hand-held devices requires significant time, and demands that complicated, repetitive and tedious tasks be performed by a trained technician (under the supervision of a physician) or physician. We have developed the ARTAS® System to provide robotic assistance for many of the tedious and repetitive tasks that are part of an FUE procedure.

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

•

Labor intensive. Both strip surgery and manual FUE procedures require a large team of technicians to perform the procedure, generally requiring between four and eight technicians. The labor intensiveness and time-consuming nature of these techniques limits the number of procedures physicians can perform.

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

•

Lack of high-quality visualization tools for the patient. Generally, hair restoration physicians utilize before and after pictures of previous patients and grease pens to delineate the transplant area. These are typically the only available tools to assist the patient in understanding the aesthetic effect of the procedure and do not provide information to visualize the expected outcome illustrated on the actual patient.

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

The ARTAS Solution

•

We believe the ARTAS® System addresses many of the shortcomings of other hair restoration procedures. The ARTAS® System is capable of robotically assisting a physician through many of the most challenging steps of the hair restoration process, including the dissection of hair follicles, site planning and recipient site making. We believe, with this assistance, the ARTAS® System can help shorten the often-long learning curve for both physicians and technicians to become proficient in performing hair restoration procedures. In addition, we believe that by assisting the physician and technicians with many of the repetitive and tedious tasks associated with the hair restoration procedure, the ARTAS® System can make hair restoration procedures less labor intensive and can reduce inconsistent results. Further, we believe the ARTAS® System’s Site Making functionality, which includes an enhanced imaging system and sophisticated algorithms, helps physicians avoid damaging existing follicles and enables them to create a more natural, aesthetically pleasing outcome for the patient. In March 2018, we received 510(K) clearance from the FDA to expand the ARTAS technology to include implantation of harvested hair follicles. In

December 2018, we completed the ISO audit and are compliant with CE Mark requirements for the sale of the ARTAS® iX System with implantation functionality in Europe. Our platform includes the ARTAS Hair Studio application which can simulate pre-procedure and post-procedure outcomes and can be utilized during the patient consultation and education process.

•

The ARTAS procedure provides patients with a minimally invasive, less painful alternative to strip surgery. The ARTAS® System has a faster recovery time and avoids the long linear scar at the back of the patient’s head. The ARTAS Hair Studio application allows patients to visualize the expected post-procedure outcome through a three-dimensional model. We believe this patient-physician interaction can provide patients more confidence and make the patient more comfortable in undergoing the procedure. Due to these advantages, we believe the ARTAS® System and the ARTAS Hair Studio application are appealing to potential patients considering a hair transplant or those that are using fewer effective treatments, such as prescription therapeutics or other non-surgical products.

•

In addition to the advantages afforded to patients, we believe the ARTAS® System and the ARTAS Hair Studio application provide compelling benefits for physicians. The ARTAS® System’s image-guided robotic capabilities allow physicians to perform procedures with fewer staff than what might be required for a traditional strip surgery or a FUE procedure using hand-held devices. With the robotic assistance provided by the ARTAS® System, we believe physicians and technicians will be able to perform the complicated, repetitive and tedious task of dissecting hair grafts with less fatigue and greater productivity than would be possible in a manual FUE procedure. In addition, we believe the ARTAS® System, through its ergonomic and easy-to-use platform, in tandem with the high-quality training we provide, can significantly shorten the learning curve for physicians and technicians.

•

We strategically market the ARTAS® System to hair restoration surgeons, dermatologists, plastic surgeons and aesthetic physicians. We believe we can reach our target physician customers effectively through focused marketing efforts. These efforts include participation in trade shows, scientific meetings, educational symposiums, webinars, online advertising and other activities. For physicians who purchase the ARTAS® System, we provide comprehensive clinical training, practice-based marketing support, as well as patient leads. For example, we believe we help our physician customers increase the number of procedures performed by assigning a practice success manager, or PSM, to aid in building the physician-customer’s hair restoration practice. Support from a PSM includes the deployment of patient marketing materials, assisting with social media and digital marketing strategies, and other marketing and sales support.

Advantages of the ARTAS® Procedure

Patient Value. We believe the ARTAS® System and the ARTAS® Hair Studio application significantly improve the patient experience and outcome in hair transplantation procedures in the following ways:

•

Through the ARTAS® System, the dissection of grafts is performed in a manner that leaves only small pinpoint scars that heal faster and are less detectable than the larger post-operative linear scar that would be produced from strip surgery. As a result, an ARTAS procedure can, in many cases, offer a shorter recovery time and can enable patients to resume their daily lifestyle faster than with strip surgery. In addition, the ARTAS procedure allows patients to wear their hair short without a noticeable scar.

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

•

The ARTAS Site Making functionality translates the physician-patient site design onto the patient’s recipient area. The ARTAS® System’s enhanced imaging system and sophisticated algorithms enable the ARTAS® System to rapidly create recipient sites at precise depths, replicate pre-existing hair angles, avoid damaging the healthy pre-existing hair and adjust the distribution of the recipient sites to optimally fill in the transplantation area. We believe these elements can contribute to a superior aesthetic outcome.

Physician Value. We believe the ARTAS® System provides physicians compelling economic benefits and enables physicians to achieve consistent reproducible results. As a result, we believe the ARTAS procedure also offers an attractive addition to existing dermatology, plastic surgery or aesthetics practices whether they do or do not provide hair restoration procedures.

•	Hair restoration procedures are generally paid for by the patient and do not involve the complexity of securing reimbursement from third-party payors.
•

We believe the ARTAS® System’s image-guided robotic capabilities allow physicians to perform hair restoration procedures with fewer staff required than a traditional strip surgery or a manual FUE procedure - procedures can also be performed with less physician and technician fatigue.

•

Because we provide high quality training for physicians and their clinical teams on the use of the ARTAS® System and because the robotic system and its intelligent algorithms assist these teams in performing hair restoration procedures, we believe we can significantly shorten the learning curve necessary for hair transplantation procedures using the ARTAS® System. This shorter learning curve can reduce barriers to entry for a new hair restoration practice. It can also ease the adoption of a new technology into existing practices.

Clinically-Established Results. Four peer-reviewed clinical publications have demonstrated the quality and consistency of grafts produced by the ARTAS® System. One published study indicated average damage rates for the hair follicles, or transection rates, with the ARTAS® System were as low as 6.6%, with a second study documenting average transection rates as low as 4.9% in a Korean population of patients. The third study documented that the ARTAS® System can be programmed by the physician to select follicular units with larger groupings of hairs while skipping single hair grafts, which allows physicians to choose particular follicular units depending on the hair density they are trying to achieve, providing a clinical benefit as measured by the increase in hairs per harvest of 17% and as measured by the increase in hairs per graft of 11.4%. Results were statistically significant with a p-value less than 0.01. This study also demonstrates the ability of robotic follicular unit graft selection to increase the amount of hairs a physician can extract for each incision made in the donor area. The fourth study demonstrated that FUE cases larger than 2,500 grafts, or mega-sessions, are possible using the ARTAS® System. These peer-reviewed publications demonstrate the reproducibility and consistency of dissection results from the ARTAS® System in a diverse group of patients, even as the system is used by different clinicians. To our knowledge, there are no other peer-reviewed clinical publications that demonstrate the reproducibility of results utilizing other products in FUE or strip surgery procedures. We intend to encourage scientific research in the study of hair restoration to improve our technology, solutions, enhance understanding of our industry and educate physicians on the capabilities of the ARTAS® System.

The ARTAS® and ARTAS® iX Systems and Procedure

We believe the ARTAS® and ARTAS® iX Systems with the ARTAS Hair Studio application have improved multiple phases of the hair transplantation procedure, which include patient consultation, harvesting, recipient site making and implantation.

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

The following is an example of an ARTAS Hair Studio pre-procedure and post-procedure simulation:

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

The ARTAS® System harvesting user interface provides the physician with enhanced control during the procedure. An example of the harvesting user interface appears as follows:

Following the vision system’s identification of the optimal hair follicles for transplant, the ARTAS® System dissects these follicles using a sharp needle to score the epidermis and a punch, coaxial with the needle, to separate the graft from the surrounding tissue. In the final step of the harvesting phase, the grafts are removed manually with forceps by the physician or the technician. The grafts are then cleaned, inspected and prepared for implantation.

During the procedure, the physician can customize the dissection incisions by choosing a needle and punch that will produce 0.8mm, 0.9mm or 1.0mm incisions. The image below illustrates a typical ARTAS® System punch and needle:

The needle travels at speeds such that, when it contacts the skin, it provides targeted precision and a cleanly scored incision. The punch then spins between 3,000 and 5,000 rpm and loosens the grafts from the surrounding tissue. In a clinical setting, we have observed that the dissection cycle takes between one to two seconds per graft, depending on the length of the graft. In a clinical setting, the ARTAS® System has been shown to move from graft to graft at a rate of approximately one to three seconds, thereby enabling the ARTAS® System to dissect a graft every two to five seconds, or approximately 720 to over 1,800 grafts per hour. The ARTAS® System enables the physicians to adjust dissection parameters to accommodate for different types of skin and manipulate graft selection algorithms based on patient needs. The ARTAS® System can be programmed to dissect as many grafts as appropriate thus maximizing the use of the donor area. It can also be programmed to dissect grafts with more than two hairs each, thereby increasing the hair yield or the number of hairs per graft.

During the harvesting phase of the hair transplantation procedure, the patient may be lightly sedated, and the integrated vision system can track patient movement and pause if excessive movement is detected.

Recipient Site Making

Sites, or incisions, are created to receive the harvested grafts. This task is generally performed by the physician. Prior to the ARTAS® System, site making was performed manually using a hand-held tool or needle to create hundreds to thousands of tiny incisions in the scalp. This is a critical step as it creates the hair pattern in which the harvested grafts will grow. From communications with physicians we have found that, typically, a physician can manually create approximately 1,500 sites per hour. Precision and consistency, however, can be affected by experience, hand-eye coordination and fatigue.

The ARTAS® System Site Making functionality incorporates artificial intelligence and robotics precision to strategically make surgical incision sites for implanting hair follicles, while also identifying and avoiding injuring healthy follicles in proximity of the implantation sites. This allows the patient’s hair to look more natural and prevents damaging existing healthy hair in the transplant area which we believe would result in patients with more hair than if the sites were made manually.

Robotic recipient Site Making, introduced in 2015, is performed by the physician, who develops the ARTAS® System treatment plan, or map, identifying where to make the incisions on the patient. The treatment plan is prepared using three-dimension modeling software that takes one picture of the patient’s recipient area and generates a three-dimensional map that is utilized by the ARTAS® System. With entry angle accuracy, consistency and precise depth control, the ARTAS® System creates the recipient sites using a small solid core needle or a blade at a rate of approximately 2,500 to 3,000 sites per hour, which is significantly faster than the approximately 1,500 sites per hour achieved manually.

Implantation

Following the site making phase of the hair transplantation procedure, the physician and/or technicians utilizing an ARTAS® System without the implantation functionality will manually implant the grafts in the robotically created sites made by the ARTAS® System. Physicians and technicians utilizing an ARTAS® iX System can utilize the robotic functionality of the system to assist in implanting the dissected follicles. We believe this robotic implantation functionality will help further shorten the learning curve, improve the consistency and reproducibility of results by protecting permanent hair and reducing inconsistencies associated with manual implantation, and could potentially reduce the amount of time each graft spends outside of the scalp and decrease the overall time required for implantation.

ARTAS® Kits for Harvesting and Site Making

The ARTAS® System utilizes a set of disposable and reusable kits for our Harvesting and Site Making functionality. Each system comes with a set of reusable items. The disposable kits are included with the purchase of procedures.

Our Growth Strategy

Our goal is to expand the commercialization of the ARTAS® System so that it becomes the standard of care for hair transplantation. The key elements of our strategy to achieve this goal are to:

•

Broaden Our Physician Customer Base. In addition to continuing to market the ARTAS® System to traditional hair restoration practices, we continue to expand our direct sales efforts to include other physician specialties, such as dermatology and plastic surgery. In both the traditional hair restoration practices and other customer bases, we will be selective in identifying those practitioners who have a track record of successful integration of new technologies and a strong desire to build a hair restoration practice around the ARTAS® System.

•

Increase Sales and Marketing Investments in the United States. We have made certain strategic changes to and investments in our U.S. sales and global marketing organizations, which included terminating certain personnel and hiring new personnel and realigning our reporting and leadership structure in the sales organization. For example, throughout 2018 we are increasing the size of our U.S. sales force by hiring sales professionals with experience selling capital equipment and equipment to physicians in the aesthetic market. In addition, we invested significantly in our sales and marketing efforts related to the launch of the ARTAS® iX System. Strategically, we have been focused on our branding and have consolidated our regional marketing teams to standardize our messaging and focus of our marketing spending with an aim to be more efficient and cost-effective.

•

Continue to Innovate. Since the introduction of the ARTAS® System in 2011, we have regularly introduced new innovations and updates to the ARTAS® System, and we intend to continue this innovation going forward. For example, we are developing a robotic implantation functionality to the ARTAS® System which is in clinical development. We also intend to continue to refine our harvesting technology and user interface, while making ongoing investments in research and development driven by customer feedback and market demands. Furthermore, we may pursue expanding the cleared indications of use beyond men with a specific hair type so that the ARTAS® System can be more broadly utilized.

•

Drive Increased Utilization. In addition to revenue from system sales and servicing, we also generate revenue from procedure-based fees. We will continue to work collaboratively with our physician customers to increase utilization by introducing new functionalities, technology and innovations. In addition, we believe we can increase procedure revenue by helping physicians build their practice through our marketing and training support. To achieve all of these goals, we intend to utilize our teams of clinical training managers, or CTMs, PSMs and field service engineers to work with and to support our physician customers in developing profitable ARTAS practices.

Research and Development

Since we started selling the ARTAS® System in 2011, we have introduced several new functionalities and enhancements designed to make the use of the ARTAS® System more intuitive for clinicians and more comfortable for patients with the ultimate goal of improving clinical outcomes.

Our research and development efforts are focused on improvements which continue to refine our Harvesting and Site Making functions, as well as the recently developed implantation functionality for the ARTAS® iX System. We also intend to continue to improve our user interface, while making ongoing investments in research and development driven by customer feedback and market demands. For the years ended December 31, 2018, 2017 and 2016, we incurred research and development expenses of $8.4 million, $7.1 million and $7.5 million, respectively.

Intellectual Property

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2018, we had 86 issued U.S. patents, primarily covering the ARTAS System and methods of use, the earliest of which expire in 2021, 20 pending U.S. patent applications, 112 issued foreign patents, some of which preserve an opportunity to pursue patent rights in multiple countries, and 33 pending foreign patent applications.

Our patents cover the ARTAS Hair Studio and ARTAS® System’s robotic mechanism, vision system, methods and algorithms of harvesting and making recipient sites, industrial designs and hardware. Our pending patent applications may not result in issued patents, and we cannot provide assurance that any current or subsequently issued patents will protect our intellectual property rights. Third parties may challenge certain patents issued to us as invalid, may independently develop similar or competing technologies or may design around any of our patents. We cannot be certain that any of the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights in these countries as fully as in the U.S.

There is no active patent litigation involving us and we have not received any notices of patent infringement.

License Agreement with HSC Development LLC and James A. Harris, MD

In July 2006, we entered into a license agreement, or the HSC license agreement, with HSC Development LLC, or HSC, and James A. Harris, M.D., as amended, pursuant to which we received an exclusive, worldwide license to develop, manufacture and commercialize products covered by any of the licensed patent rights or that incorporate the licensed technology in the field of performance of hair removal and implantation, including transplantation, procedures using a computer controlled system in which a needle or other device carried on a mechanized arm is oriented to a follicular unit for extraction of same, or to an implant site for implantation of a follicular unit, or some combination thereof. Under the HSC license agreement, we are developing the ARTAS® System to be utilized as a robotic system to assist a physician in performing hair restoration procedures. In consideration for the license, we issued to HSC 25,000 shares of our common stock, prior to the Company’s 1-for-10 reverse stock split, and paid HSC a one-time payment of $25,000. The license grant is perpetual, and the license agreement does not provide a right for HSC or Dr. Harris to terminate the HSC license agreement. The licensed patents cover, in general, a method and device for the extraction of follicular units from a donor area on a patient. The method includes scoring the outer skin layers with a sharp punch, and then inserting a blunt punch into the incision to separate the hair follicle from the surrounding tissue and fatty layer. The method and device significantly decrease the amount of follicular transection and increase the rate at which follicular units can be extracted. There are other embodiments not herein disclosed. The licensed patents will expire from 2025 through 2030.

Sales and Marketing

We generate revenue from the sale and service of ARTAS® Systems and procedure-based fees. Generally, our physician customers either purchase their procedures online or through distributors. In the U.S., physician customers generally pay on a per hair follicle basis for the hair follicles to be harvested or, and on a per procedure basis for hair follicle harvesting and site making, and implantation, if they operate an ARTAS® iX System. Outside of the U.S., physician customers generally pay on a per procedure basis for both hair follicle harvesting and site making, and implantation where ARTAS® iX System has been approved for use. Customers generally either purchase their ARTAS® System directly or finance their purchase through third parties. We do not provide long-term financing to our customers.

We sell the ARTAS® System, provide service and generate procedure-based fees. In the U.S. we generate revenue through our direct sales force. Outside of the U.S. we utilize our direct sales force as well as third-party distributors. As of December 31, 2018, we have sold the ARTAS® System in 37 countries and the ARTAS® iX System in two countries.

U.S. Sales

We sell the ARTAS® System, provide service and generate procedure-based revenue by helping our physician customers build their hair restoration practice, through a direct sales force in the U.S. which, as of December 31, 2018, included ten regional sales managers, or RSMs, eight Clinical Training Managers, or CTMs and six Practice Success Managers, or PSMs.

Regional Sales Managers

Our RSMs are responsible for coordinating and executing the direct sales of the ARTAS® Systems. We target potential customers through marketing events and programs, and we leverage longstanding RSM relationships with dermatologists, plastic surgeons and cosmetic aesthetic surgeons.

Clinical Training Managers

Our CTMs provide high quality, comprehensive training and education to physicians on the use of the ARTAS® System and on how to build their hair restoration practices. Our CTM team is comprised of highly-skilled professionals with an average of over 10 years of experience in training physician practices in hair restoration or other aesthetics procedures and surgery. We provide this initial training to assist physicians and their staffs in performing the ARTAS® procedure in accordance with the product’s cleared instructions for use. Prior to the installation of the ARTAS® System, the CTMs meet with the physician and their technicians to assess the level of training that will be required.

Our CTM training programs involve product and procedure training. During this initial training, we typically have one to three CTMs on site. We have found that a key to adoption and utilization of the ARTAS® System is clinical confidence in the ARTAS® System technology and procedure. We often conduct onsite physician training when we introduce innovations, such as the ARTAS® Hair Studio application and our Site Making functionality.

Practice Success Managers

Our PSMs are responsible for helping our physician customers build awareness and market the ARTAS procedure and increase ARTAS brand-awareness. Our PSMs average over five years of experience in developing hair restoration practices and aesthetics practices. They form strong relationships with our customers and consult on how to integrate the ARTAS® System into their practices, while raising awareness of the procedure among potential patients. This process often begins before the ARTAS® System is installed at the customer site. Our PSMs work closely with the team that will manage the ARTAS business at the practice level to establish goals and develop detailed strategies to achieve these goals. This includes extensive training and coaching with respect to the patient consultation process. We provide easily implemented marketing tools allowing practices to create individually tailored website content, direct mail advertisements, print ads for magazines and newspapers and brochures. In addition, PSMs consult on methods to raise awareness of the ARTAS procedure through practice events, public relations, television, and radio advertising and other channels.

International Sales

We are developing selected markets outside the U.S. through a combination of direct selling and a network of distribution partners. As of December 31, 2018, we have three regional directors overseeing Asia, Europe, the Middle East, Africa and Latin America. These regional directors are responsible for coordinating direct sales, as well as the management of our distribution partners within these regions. We require our distributors to provide technical service, clinical education, training and practice development.

In international markets, we utilize a variety of tools to market to physicians. We have employees supporting marketing-related activities dedicated to international regions. We provide market support for our existing international ARTAS® System owners that is substantially like the support we provide to owners in the U.S., either directly or indirectly through our distributors. We also market at major medical and scientific meetings, as well as tradeshows. Furthermore, we sponsor the ARTAS Symposia where physicians can view live ARTAS procedures and attend physician lectures and panel discussions led by key opinion leaders to learn how to develop successful ARTAS practices.

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

Manufacturing

During the second half of 2018, we began to assemble the ARTAS® iX System in San Jose, California, while reusable and disposable kits are assembled exclusively for us by NPI Solutions, Inc., or NPI based in Morgan Hill, California.

The components that make up the ARTAS® iX System are manufactured by many different providers, including major components manufactured by sole source suppliers, such as the robotic arm, which is manufactured by Kuka Robotics, Inc., the cameras, which are manufactured by FLIR Integrated Imaging Solutions Inc. and the product casing, which is manufactured by 3D-Cam International Corporation. Each of the ARTAS® Systems undergoes testing at multiple interim stages during the manufacturing process and is tested during one last time prior to delivery.

We may also have difficulty maintaining sufficient production requirements in the event that our relationship with any of our sole source suppliers or manufacturers terminates in the future. Where practicable, we are seeking, or intending to seek second-source manufacturers for certain of our components. We believe that existing third-party facilities will be adequate to meet our current and anticipated manufacturing needs. In the last three years, we have not experienced any material delays in obtaining any of our products, nor has the ready supply of finished product to our customers been adversely affected.

In the U.S., we are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The QSR covers the methods and documentation used in, and the facilities used for the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. In international markets, we also maintain various quality assurance and quality management certifications. We have obtained the following certifications that enable us to market our products in the European Union member states: Quality Management System ISO 13485 certificate. We have additionally obtained and maintain our product registration in several other foreign markets such as Canada and China.

Our current facilities are adequate to support our near-term operations; however, they may not be sufficient in the long term. Leases for our manufacturing and warehouse locations expire in April 2019.

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

We strive to provide highly responsive service and support for the ARTAS® System and the ARTAS® iX System. Our disposable and reusable kits are shipped from Legacy Transportation Services Inc. All kits are identified with lot numbers and date codes that indicate the expiration date of the product and are fully warranted until the date of expiration. We maintain a staff of customer service personnel in our San Jose, California facility that is available by phone to answer questions regarding the use of the ARTAS® System and ARTAS iX® System. In addition, in the U.S. and certain international territories, our direct service organization provides on-site support and training to our customers in the use of the ARTAS® System and the ARTAS® iX System.

In the U.S. and certain international territories, the ARTAS® System and ARTAS® iX System is shipped to a customer’s site for installation by one of our Field Service Engineers and training by one of our CTM’s. Our Field Service Engineers, CTMs and PSMs provide post-installation support and service.

In markets where we utilize distributors, the ARTAS® System is serviced and supported through our independent distributors. We typically provide distributors with a warranty for each ARTAS® System during the warranty period. Once the warranty period ends, the distributors have the option to continue providing support to the end-user customer by purchasing parts through our Parts and Services program or on an as-needed basis.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval application, or PMA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient, and Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed. To date, our products have been subject to the 510(k)-clearance process.

510(k) Marketing Clearance Pathway

To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is ‘‘substantially equivalent’’ to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from nine to twelve months but may take significantly longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

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

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for several years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

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

In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

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

•

labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

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

•

complying with the federal law and regulations requiring Unique Device Identifiers (UDI) on devices and requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database, or GUDID;

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

Healthcare Reform

The U.S. and some foreign jurisdictions are considering or have enacted several legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. For example, the implementation of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or the Affordable Care Act, has changed healthcare financing and delivery by both governmental and private insurers substantially and has affected medical device manufacturers significantly. The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices, which is suspended but, absent further legislative action, will be reinstated starting January 1, 2020. In addition, the Affordable Care Act provided incentives to programs that increase the federal government’s comparative effectiveness research and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition. We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could result in reduced demand for our products or additional pricing pressure.

Employees

As of December 31, 2018, we had 102 employees, with 39 employees in sales and marketing, 26 employees in training and customer support, 20 employees in research and development, including clinical, regulatory and certain quality control functions, three employees in manufacturing operations and 14 employees in general management and administration. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Financial Information

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2018, 2017 and 2016, and our total assets as of December 31, 2018 and 2017, is included in our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risk and uncertainties, including those described below, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risk described below and the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to the Proposed Merger

On March 15, 2019, we entered into the Merger Agreement with Venus and Merger Sub, pursuant to which, among other things, the Merger will occur. In connection with the proposed Merger, we are subject to certain risks including, but not limited to, those set forth below. The description of each of the Merger Agreement and the Merger herein is qualified in its entirety by reference to the full text of the Merger Agreement filed as an exhibit to this Annual Report on Form 10-K.

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.

As previously discussed, on March 15, 2019, we entered into the Merger Agreement with Venus and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with Venus surviving the Merger as a wholly owned subsidiary of the Company. The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving stockholder approval and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion.

The efforts and costs to satisfy the closing conditions of the Merger, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.

The Merger Agreement also contains certain customary termination rights, including the right of each of the Company and Venus to terminate the Merger Agreement if the Merger is not consummated by October 31, 2019, subject to one (1) sixty-day extension in the event that the registration statement on Form S-4 that will contain a proxy statement/prospectus to register our common stock to be issued pursuant to the Merger Agreement (the “S-4”) is still under review by the SEC, or if we have not received stockholder approval of the Merger within seventy (70) days of the date of the effectiveness of the S-4. If the Merger Agreement is terminated under certain circumstances, including termination by us to enter into a superior alternative transaction or termination by Venus upon a change of the Board’s recommendation to the Company’s stockholders, we will be obligated to pay to Venus a termination fee equal to $1,115,000 in cash. In addition, if the Merger Agreement is terminated under other circumstances, including termination as a result of our failure to obtain the required approvals of our stockholders or a material breach of the Merger Agreement by us, we will be obligated to reimburse Venus for its reasonable out-of-pocket fees and expenses, up to a maximum of $200,000 in cash.

If the proposed Merger is not completed or the Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Revised Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers, vendors, communities and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers, distributors, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, including, but not limited to direct customers and distributors delaying their purchases and/or payments of the ARTAS® and ARTAS® iX Systems, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock. In addition, the Merger Agreement restricts us from taking certain actions without Venus’ consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, buying or selling assets, making certain capital expenditures, refinancing or incurring additional indebtedness, entering into transactions, or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition.

We and our directors and officers may be subject to lawsuits relating to the Merger.

Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

We will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory agencies. If there is any delay in the consummation of the Merger, these costs could increase significantly.

Risks Related to Our Business

We have limited commercial history and we have incurred significant losses since our inception. We anticipate that we will continue to incur losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

We have a limited commercial history and have focused primarily on research and development, product design and engineering, establishing supply and manufacturing relationships, seeking regulatory clearances and approvals to market the ARTAS® and ARTAS® iX System, and selling and marketing. We have incurred losses in each year since our inception in 2002. Our net losses were approximately $28.7 million, $17.8 million, and $21.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $193.2 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate enough revenue to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Furthermore, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. Before investing, you should consider an investment in our common stock considering the risks, uncertainties, and difficulties frequently encountered by early-stage medical technology companies in rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future because of a variety of factors, many of which are outside of our control. These factors include:

•	the cost of growing our ongoing commercialization and sales and marketing activities;
•	the costs of manufacturing and maintaining enough inventories of our products to meet anticipated demand and inventory write-offs related to obsolete products or components;
•	the costs of enhancing the existing functionality and development of new functionalities for the ARTAS® and ARTAS® iX System;
•	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
•

the variability of ARTAS procedures being performed between periods if particular high-volume practitioners perform a smaller number of procedures in each period as a result of the concentration of procedures performed by certain practitioners;

•	any product liability or other lawsuits and the costs associated with defending them or the results of such lawsuits;
•	the costs associated with conducting business and maintaining subsidiaries in foreign jurisdictions;
•

customers in jurisdictions where the ARTAS® iX System is not approved delaying their purchase, and not purchasing an ARTAS® System, until the ARTAS® iX System is approved or cleared for use in their market;

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
•

customers in jurisdictions where the ARTAS® iX System is not approved delaying their purchase, and not purchasing an ARTAS® System, until the ARTAS® iX System is approved or cleared for use in their market;

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

We sell a relatively small number of ARTAS® and ARTAS® iX Systems at a relatively high price, with each sale of an ARTAS® System or ARTAS® iX System typically involving a significant amount of time. Because of the relatively small number of ARTAS® and ARTAS® iX Systems we expect to sell in any period, each sale of a system could represent a significant percentage of our revenue for a period. Furthermore, due to the significant amount of time it can take to finalize the sale of a system, it is likely that a sale could be recognized in a subsequent period which could have a material effect on our results from quarter to quarter and increase the volatility of quarterly results. In addition, our industry is characterized by seasonally lower demand during the third quarter of the calendar year, generally when both physicians and prospective patients take summer vacation. As a result of these factors, future fluctuations in quarterly results could cause our revenue and cash flows to be below analyst and investor expectations, which could cause decline in our stock price. Due to future fluctuations in revenue and costs, as well as other potential fluctuations, you should not rely upon our operating results in any period as an indication of future performance. If we do not sell ARTAS® and ARTAS® iX Systems as anticipated, our operating results will vary significantly from our expectations. In addition, selling the ARTAS® and ARTAS® iX Systems requires significant marketing effort and expenditure in advance of the receipt of revenue and our efforts may not result in a sale.

Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of, and for the year ended, December 31, 2018 that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. As of the filing date of this Annual Report, we believe our current cash and cash equivalents will not be sufficient to fund our operations for the next twelve months. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and other operations or efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements such as software-updates for the ARTAS® and ARTAS® iX Systems and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of December 31, 2018, we had capital resources consisting of cash and cash equivalents of $16.1 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of the ARTAS® and ARTAS® iX System, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities.

We believe our existing cash and cash equivalents and cash expected to be generated from the sale of our products will not be enough for us to fund our planned operations for the next twelve months. Therefore, we will need additional capital to fund our future operations. In addition, our operating plans may change as a result of many factors some of which may be unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have enough funds for our current or future operating plans.

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

We are restricted by covenants in the Solar Agreement. These covenants restrict, among other things, our ability to incur additional debt without Solar’s consent, which may limit our ability to obtain additional funds. In addition, the Solar Agreement contains certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default under the agreement and the requirement for us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding

We are dependent upon the success of the ARTAS® System and ARTAS® iX System, which has a limited commercial history. If we are unsuccessful in developing the market for robotic hair restoration or the market acceptance for the ARTAS® System and ARTAS® iX System fails to grow significantly, our business and future prospects will be harmed.

We commenced commercial sales of the ARTAS® System for hair follicle dissection in the U.S. in 2011 and expect that the revenue we generate from both system sales and servicing as well as recurring procedure-based fees will account for all our revenue for the foreseeable future. Accordingly, our success depends on the acceptance among physicians and patients of the ARTAS® and ARTAS® iX Systems as the preferred system for performing hair restoration surgery. Acceptance of the ARTAS® and ARTAS® iX Systems by physicians is significantly dependent on our ability to convince physicians of the benefits of the ARTAS® and ARTAS® iX Systems to their practices and, accordingly, develop the market for robotic-assisted hair restoration surgery. Acceptance of the ARTAS procedure by patients is equally important as patient demand will influence physicians to offer the ARTAS procedure, and the degree of market acceptance of the ARTAS® and ARTAS® iX Systems by physicians and patients is unproven. We believe that market acceptance of the ARTAS® and ARTAS® iX Systems will depend on many factors, including:

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

Further, the ARTAS® iX System, which was launched in June 2018, includes our recently approved robotic implantation functionality. As this functionality is new, it is possible that it could include defaults, “bugs” or present other technical issues which could prompt potential physician customers to delay their purchase of the ARTAS® iX System or could prompt physicians that have purchased the ARTAS® iX System to either return or not utilize the system.

We cannot assure you that the ARTAS® System or ARTAS® iX System will achieve broad market acceptance among physicians and patients. Because we expect to derive substantially all our revenue for the foreseeable future from ARTAS® and ARTAS® iX Systems sales, servicing and procedure-based fees, any failure of this product to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.

If there is not sufficient patient demand for ARTAS procedures, our financial results and future prospects will be harmed.

The ARTAS procedure is an elective aesthetic procedure, the cost of which must be borne by the patient and is not covered by or reimbursable through government or private health insurance. The decision to undergo the ARTAS procedure is thus driven by patient demand, which may be influenced by a number of factors, such as:

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

Our success depends on growing physician adoption and use of the ARTAS® System and the ARTAS® iX System.

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

The medical technology and aesthetic product markets are highly competitive and dynamic and are characterized by rapid and substantial technological development and product innovations. We designed the ARTAS® System to assist physicians in performing follicular unit extraction surgery. Demand for the ARTAS® Systems and ARTAS procedures could be limited by other products and technologies. Competition to address hair loss comes from various sources, including:

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

We rely on a direct sales force to sell the ARTAS® and ARTAS® iX Systems in the U.S. and certain markets outside the U.S. In order to meet our anticipated sales objectives, we expect to grow our direct sales and marketing organization significantly over the next several years and intend to opportunistically build a direct sales and marketing force in certain international markets where we do not have a direct sales force. There are significant risks involved in building and managing our sales and marketing organization, including risks related to our ability to:

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

To market and sell the ARTAS® and/or ARTAS® iX System in certain markets outside of the U.S., we depend on third-party distributors.

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

To successfully market and sell the ARTAS® and ARTAS® iX System in markets outside of the U.S., we must address many international business risks with which we have limited experience.

Sales in markets outside of the U.S. accounted for approximately 40%, 58%, and 57% of our revenue for the year ended December 31, 2018, 2017, and 2016, respectively. We believe that a significant percentage of our business will continue to come from sales in markets outside of the U.S. through increased penetration in countries where we market and sell the ARTAS® or ARTAS® iX System. However, international sales are subject to a number of risks, including:

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

We rely on a single third-party manufacturer for the manufacturing of the reusable procedure kits, disposable procedure kits and spare procedures kits used with the ARTAS® System and the ARTAS® iX System.

NPI Solutions, Inc., or NPI, produces reusable procedure kits, disposable procedure kits and spare kits used with the ARTAS® System and ARTAS® iX System. If the operations of NPI are interrupted or if it is unable or unwilling to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer kit orders required for use with existing ARTAS® System and ARTAS® iX System. Any change to another contract manufacturer would likely entail significant delay, require us to devote substantial time and resources, and could involve a period in which our products could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and results of operations.

We have a manufacturing agreement for consumables with NPI for the supply of consumable products, including reusable procedure kits, disposable procedure kits and spare procedure kits used with the ARTAS® System and ARTAS® iX System, pursuant to both of which we make purchases on a purchase order basis. The agreement is effective for an initial term of two years and will continue to automatically renew for additional twelve-month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term.

In addition, our reliance on NPI involves a number of other risks, including, among other things, that:

•

our various procedure kits may not be manufactured in accordance with agreed upon specifications or in compliance with regulatory requirements, or its manufacturing facilities may not be able to maintain compliance with regulatory requirements, which could negatively affect the safety or efficacy of our procedure kits, cause delays in shipments of our procedure kits, or require us to recall procedure kits previously delivered to customers;

•	we may not be able to timely respond to unanticipated changes in customer orders, and if orders do not match forecasts, we may have excess or inadequate inventory of materials and components;
•	we may be subject to price fluctuations when a supply contract is renegotiated or if our existing contract is not renewed;
•	NPI may wish to discontinue manufacturing and supplying products to us for risk management reasons; and
•	NPI may encounter financial or other hardships unrelated to our demand for products, which could inhibit its ability to fulfill our orders and meet our requirements.

If any of these risks materialize, it could significantly increase our costs, our ability to generate net sales would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use our competitors’ products, which could have a materially adverse effect on our business, financial condition and results of operations.

Furthermore, if we are required to change the manufacturing of our various procedure kits, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture the procedure kits in a timely manner. Transitioning to a new supplier could be time-consuming and expensive, may result in interruptions in our operations and product delivery. The occurrence of these events could harm our ability to meet the demand for our products in a timely or cost-effective manner.

We cannot assure you that we will be able to secure alternative equipment and materials and utilize such equipment and materials without experiencing interruptions in our workflow. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment and components we require for the ARTAS® System and ARTAS® iX System, including the related consumables, our reputation, business, financial condition and results of operations could be negatively impacted.

If NPI is unable to manufacture the reusable procedure kits, disposable procedure kits and spare procedures kits used with the ARTAS® System and the ARTAS® iX System in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.

To manufacture our reusable procedure kits, disposable procedure kits and spare procedure kits in the quantities that we believe will be required to meet anticipated market demand, NPI will need to increase manufacturing capacity, which will involve significant challenges. In addition, the development of commercial-scale manufacturing capabilities will require us and NPI to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor NPI may successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

If NPI is unable to produce the reusable procedure kits, disposable procedure kits and spare kits in sufficient quantities to meet anticipated customer demand, our revenue, business, and financial prospects would be harmed. The limited experience NPI has in producing larger quantities of the procedure kits may also result in quality issues, and possibly result in product recalls. Manufacturing delays related to quality control could harm our reputation and decrease our revenue. Any recall could be expensive and generate negative publicity, which could impair our ability to market the ARTAS® System and the ARTAS® iX System and procedures and further affect our results of operations.

If we are unable to manufacture our next generation ARTAS® System, called the ARTAS® iX System, in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited, and our reputation could be harmed.

To manufacture our ARTAS® iX System in the quantities that we believe will be required to meet anticipated market demand, we will need to develop and maintain sufficient manufacturing capacity, which will involve significant challenges. Historically, we have not manufactured any of our other products (e.g. ARTAS® System) in-house or without the contract manufacturer involvement. Over the next 12 months, we will manufacture the ARTAS® iX System without a third-party contract manufacturer’s involvement. The development of commercial-scale manufacturing capabilities will require us (or our contract manufacturer for ARTAS® iX System, if we decide to utilize one on a long-term basis) to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor a third-party manufacturer, if one is utilized, may successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

If we or a contract manufacturer, if one is utilized, are unable to produce the ARTAS® iX System in sufficient quantities to meet anticipated customer demand, our revenue, business, financial prospects, and reputation would be harmed. The limited experience we or a third-party manufacturer, if one is utilized, in producing the ARTAS® iX System may also result in quality issues, and possibly result in product recalls. Manufacturing delays related to quality control could harm our reputation and decrease our revenue. Any recall could be expensive and generate negative publicity, which could impair our ability to market the ARTAS® iX System and procedures and further affect our results of operations.

Both our manufacturing of the ARTAX ® iX System and NPI’s manufacturing of the procedure kits are dependent upon third-party suppliers and, in some cases, sole suppliers, for the majority of our components, subassemblies and materials, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

We and NPI, as the case may be, rely on several sole source suppliers, including Kuka Robotics, Inc., FLIR Integrated Imaging Solutions Inc. and 3D-CAM International Corporation, for certain components of the ARTAS® iX System, reusable procedure kits, disposable procedure kits and spare procedure kits. These sole suppliers, and any of our other suppliers, may be unwilling or unable to supply components of these systems to us or NPI reliably and at the levels we anticipate or are required by the market. For us to be successful, our suppliers must be able to provide products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. If we are required to transition to new third-party suppliers for certain components of the ARTAS® iX System or our procedure kits, we believe that there are only a few such suppliers that can supply the necessary components. A supply interruption, price fluctuation or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture the ARTAS® iX System and NPI’s ability to manufacture our procedure kits until new sources of supply are identified and qualified. In addition, the use of components or materials furnished by these alternative suppliers could require us to alter our operations.

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

Where practicable, we are seeking, or intending to seek, second-source manufacturers for certain of our components. However, we cannot provide assurance that we will be successful in establishing second-source manufacturers or that the second-source manufacturers will be able to satisfy commercial demand for the ARTAS® System and ARTAS® iX System.

If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we are unable to satisfy commercial demand for the ARTAS® System and ARTAS® iX System in a timely manner, our ability to generate revenue would be impaired and market acceptance of our products could be adversely affected.

We forecast sales to determine requirements for components and materials used in the ARTAS® System and ARTAS® iX System, reusable procedure kits, disposable procedure kits, upgrade kits and spare kits and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

We keep limited finished products on hand. To manage our operations, we forecast anticipated product orders and material requirements to predict our inventory needs and enter into purchase orders on the basis of these requirements. Several components of the ARTAS® and ARTAS® iX Systems require significant order lead time. Our limited historical commercial experience and anticipated growth may not provide us with enough data to consistently and accurately predict future demand. If our business expands and our demand for components and materials increases beyond our estimates, our manufacturers and suppliers may be unable to meet our demand. In addition, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of the ARTAS® System or the ARTAS® iX System and related products to our customers. In contrast, if we overestimate our requirements, we may have excess inventory, which would increase use of our working capital. Any of these occurrences would negatively affect our financial condition and the level of satisfaction our physician customers have with our business.

Even though the ARTAS® System and ARTAS® iX System are marketed to physicians, there exists a potential for misuse by the operator of the systems by physicians, non-physicians or individuals who are not sufficiently trained, which could harm our reputation and our business.

We and our independent distributors market and sell the ARTAS® System and ARTAS® iX System to physicians. Under state law in the U.S., our physician customers can generally allow nurse practitioners, technicians, and other non-physicians to perform the ARTAS procedures under their direct supervision. Similarly, in markets outside of the U.S., physicians can allow non-physicians to perform the ARTAS procedures under their supervision. Although we and our distributors provide training on the use of the ARTAS® System and ARTAS® iX System, we do not supervise the procedures performed with the ARTAS® System and ARTAS® iX System, nor can we be assured that direct physician supervision of procedures occurs according to our recommendations. The potential misuse of the ARTAS® System or ARTAS® iX System by physicians and non- physicians may result in adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

Product liability suits could be brought against us for defective design, labeling, material, or workmanship, or misuse of the ARTAS® System or ARTAS® iX System, and could result in expensive and time-consuming litigation, payment of substantial damages, an increase in our insurance rates and substantial harm to our reputation.

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

•	decreased demand for the ARTAS® System and ARTAS® iX System, or any future products;
•	damage to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to physician customers, patients or clinical trial participants;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize any future products.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could inhibit commercialization of the ARTAS® and ARTAS® iX Systems. As of December 31, 2018, we carry product liability insurance in the amount of $4.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

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

•	manufacturing sufficient quantities of a product for use in clinical trials;
•	obtaining institutional review board, or IRB, or ethics committees’ approval to conduct a clinical trial at each prospective site;
•	recruiting and enrolling patients and maintaining their participation in clinical trials;
•	having clinical sites observe trial protocol or continue to participate in a trial;
•	addressing any patient safety concerns that arise during the course of a clinical trial;
•	addressing any conflicts with new or existing laws or regulations; and
•	adding a sufficient number of clinical trial sites.

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

Our business could be adversely affected if we are unable to extend the cleared uses of the ARTAS® System and ARTAS® iX System or successfully pursue the development, regulatory clearance or approval and commercialization of future products.

The ARTAS® System and ARTAS® iX System for hair follicle dissection, which has been cleared for use in the U.S. only for dissecting hair follicles from the scalp in men diagnosed with AGA who have black or brown straight hair, recipient site making for the follicle transplantation sites and, in our ARTAS® iX System, robotic implantation in which hair follicles are robotically transplanted, which recently has been approved for commercial marketing in the U.S., are our only products. Our business could be adversely affected if we are unable to extend the cleared uses of the ARTAS® System and ARTAS® iX System or successfully pursue the development, regulatory clearance or approval and commercialization of future products. In the future, we may also become dependent on other products that we may develop or acquire. The clinical and commercial success of our products will depend on several factors, including the following:

•	the ability to raise any additional required capital on acceptable terms, or at all;
•

timely completion of our nonclinical studies and clinical trials, which may be significantly slower, or cost more than we anticipate and will depend substantially upon the performance of third-party contractors;

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

In May 2018, we entered into a loan and security agreement with Solar Capital Ltd. and other lenders, which was subsequently amended in June 2018, November 2018 and in January 2019. We borrowed $20.0 million under the loan and security agreement with Solar, the Solar Agreement. The Solar Agreement also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability, without Solar’s consent, to, among other things:

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

As of December 31, 2018, we had 102 employees, with 39 employees in sales and marketing, 26 employees in customer support, 20 employees in research and development, including clinical, regulatory and certain quality control functions, three employees in manufacturing operations and 14 employees in general management and administration. We will need to continue to expand our sales, marketing, managerial, operational, finance and administrative resources for the ongoing commercialization of the ARTAS® System and ARTAS® iX System and continue our development activities of any future products.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and other personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, our management team and other key personnel. The loss of services of any of these individuals could delay or prevent enhancement of the ARTAS® System and ARTAS® iX System, the expansion of the ARTAS® System and ARTAS® iX System to new indications, or the development of any future products. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service.

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

Pursuant to the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Because we have elected to take advantage of this provision of the JOBS Act, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to other public companies.

We incur significant costs because of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Market and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with this Annual Report on Form 10-K, we are required to file an annual management assessment of the effectiveness of our internal control over financial reporting. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports.

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

Further, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, our independent registered public accounting firm will be engaged to provide an attestation report on the effectiveness of our internal control over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a)following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our ARTAS enterprise system, enterprise financial systems and records, manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plan we have in place are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses because of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake or flood insurance, could have a material adverse effect on our business.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switched the U.S. patent system from a “first-to-

invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k)-clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months but can last longer. The process of obtaining a PMA is much costlier and more uncertain than the 510(k)-clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires, and the 510(k)-clearance process sometimes requires, the performance of one or more clinical trials. Despite the time, effort and cost, we cannot assure you that any particular device will be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business.

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

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations. The failure to comply with applicable regulations could jeopardize our ability to sell the ARTAS® and ARTAS® iX Systems and result in enforcement actions such as:

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

We cannot guarantee that we or any subcontractors will take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of the ARTAS® System or ARTAS® iX System. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with the ARTAS® System or ARTAS® iX System manufacturing processes could result in, among other things:

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

The market price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	any delays in the consummation of the Merger, or the Merger failing to occur;
•	the continued growth in demand for the ARTAS® Systems and ARTAS procedures;
•	our commercialization, marketing and manufacturing capabilities;
•	the continuing productivity and effectiveness of our commercial infrastructure and salesforce;
•	our financial performance;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for the ARTAS® Systems for expanded indications and functionality;
•	our commercialization, marketing and manufacturing capabilities;
•	our expectations regarding the potential market size and the size of the patient populations for the ARTAS® Systems;
•	the effective pricing of the ARTAS® Systems, services and procedures;
•	the implementation of our business model and strategic plans for our business and technology;
•	the scope of protection we can establish and maintain for intellectual property rights covering the ARTAS® Systems, along with any product enhancements;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

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

If we fail to adhere to the listing requirements of the Nasdaq Global Market, including maintaining a minimum market value our listed securities of $50.0 million, our common stock could be delisted.

Our common stock is listed on the Nasdaq Global Market and as such is subject to various requirements for continued listing under the rules of the Nasdaq Global Stock Market or Listing Rules. On January 18, 2019, we received a letter indicating that for 30 consecutive business days we did not maintain a minimum market value of listed securities, or MVLS of $50.0 million as required by the Listing Rules. In accordance with the Listing Rules, we have 180 calendar days, or until July 17, 2019, to regain compliance with the minimum MVLS rule.  Additionally, on March 14, 2019, we received a letter indicating that for 30 consecutive business days we did not maintain a minimum closing bid price of $1.00 per share as required by the Listing Rules. In accordance with the Listing Rules, we have 180 calendar days, or until September 10, 2019, to regain compliance with the minimum bid price rule.

In accordance with the applicable Listing Rules, if we are unable to regain compliance prior to the expiration of the applicable grace period, we will be required to transfer to the Nasdaq Capital Market, subject to our ability to meet the listing standards of the Nasdaq Capital Market. If we are unable to meet the listing standards of the Nasdaq Capital Market, our common stock will be delisted. If our common stock is delisted from Nasdaq, we could be required to list on the over-the-counter, or OTC, market, which may adversely affect the price and trading liquidity of our common stock. Delisting from the Nasdaq may have other negative results, including the potential loss of confidence in us by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing on favorable terms or at all.

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

Based on the number of shares outstanding as of December 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40.0% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our corporate headquarters is located in San Jose, California, where we occupy approximately 23,000 square feet of office space under a lease that expires in April 2022. In addition, we leased a manufacturing facility for approximately 2,500 square feet in San Jose, California under a lease that expires in April 2019. We believe that our facilities are sufficient to meet our current needs.

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

On October 2, 2018, the U.S. Northern District Court granted a Motion for Consolidation of Related Actions, Appointment as Lead Plaintiff and Approval of Lead Counsel filed by Plaintiff Edgardo Guerrini, which consolidated the Guerrini and Yzeiraj actions under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD. The U.S. Northern District Court held an initial hearing on January 24, 2019.

We believe that these lawsuits are without merit and we intend to vigorously defend against these claims.

Further, we may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business, which we do not deem to be material to our business and results of operations.

Item 4.Mine Safety Disclosures.

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

Price Range of Common Stock

Our common stock has been listed on The Nasdaq Global Market under the symbol “HAIR” since October 12, 2017. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the period indicated the high and low sale prices per share of our common stock as reported on The Nasdaq Global Market:

	High	Low
Fiscal Year 2017
Fourth Quarter (from October 12, 2017)	$11.95	$3.96
Fiscal Year 2018
First Quarter	$8.20	$3.80
Second Quarter	$6.65	$2.61
Third Quarter	$3.79	$1.45
Fourth Quarter	$2.91	$0.35

On February 28, 2019, the last reported sale price of our common stock on The Nasdaq Global Market was $0.90 per share. As of February 28, 2019, there were 538 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Stock Price Performance Graph

The graph below shows a comparison from October 12, 2017, the date on which our common stock first began trading on The Nasdaq Global Market, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the Nasdaq Composite Index and the Nasdaq Biotechnology Index, all through to December 31, 2018. Such returns are based on historical results and are not intended to suggest future performance. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

Recent Sale of Unregistered Securities

There were no unregistered securities issued and sold during the year ended December 31, 2018.

Use of Proceeds from Registered Securities

On August 16, 2018, we closed our public follow-on offering, in which we sold 11,500,000 shares of our common stock at a price to the public of $1.50 per share. The aggregate proceeds for the offering was approximately $17.3 million. The offer and sale of all the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-226598). After deducting underwriting discounts and commissions of approximately $1.2 million and other offering expenses of approximately $0.5 million, the net proceeds from the offering was approximately $15.6 million. There has been no material change in the planned use of proceeds from the follow-on offering as described in the final prospectus filed with the SEC on August 13, 2018 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

Item 6.	Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, Part II, Item 8. “Consolidated Financial Statements and Related Notes” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10‑K. Our historical results are not necessarily indicative of the results to be expected in the future.

The consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data at December 31, 2018 and 2017 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by our independent registered public accounting firm, which are included elsewhere in this Annual Report on Form 10‑K. The consolidated balance sheet data at December 31, 2016 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10‑K.

	Year Ended, December 31,
	2018	2017	2016
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$21,956	$21,297	$15,600
Cost of revenue	12,450	12,150	10,431
Gross profit	9,506	9,147	5,169
Operating expenses:
Sales and marketing	18,204	14,390	12,483
Research and development	8,374	7,135	7,474
General and administrative	8,834	4,904	4,144
Total operating expenses	35,412	26,429	24,101
Loss from operations	(25,906)	(17,282)	(18,932)
Other income (expense), net:
Interest expense	(2,224)	(2,027)	(2,483)
Gain on sale of investment	—	1,851	—
Other expense, net	(549)	(328)	(431)
Total other income (expense), net	(2,773)	(504)	(2,914)
Net loss before provision for income taxes	(28,679)	(17,786)	(21,846)
Provision for income taxes	47	56	—
Net loss	$(28,726)	$(17,842)	$(21,846)
Net loss per share, basic and diluted (1)	$(0.86)	$(2.42)	$(13.54)
Weighted-average shares used in computing net loss per share, basic and diluted	33,512,181	7,382,715	1,612,933

(1)

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

	December 31,
	2018	2017	2016
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$16,122	$23,545	$11,906
Working capital	20,112	17,686	4,889
Total assets	30,973	32,970	19,498
Debt, net of discount	19,467	13,001	20,450
Preferred stock warrant liabilities	—	—	693
Other long-term liabilities	594	459	563
Convertible preferred stock	—	—	135,735
Accumulated deficit	(193,213)	(164,487)	(146,645)
Total stockholders’ equity (deficit)	1,582	13,194	(143,544)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a medical technology company developing and commercializing a robotic device, the ARTAS® System, which assists physicians in performing many of the repetitive tasks that are a part of a follicular unit extraction, or FUE surgery, a type of hair restoration procedure. We believe the ARTAS® System is the first and only physician assisted robotic system that can identify and dissect hair follicular units directly from the scalp, create recipient implant sites and robotically implant the hair follicles into the implant sites. In addition to the ARTAS® System, we also offer the ARTAS Hair Studio application, an interactive three-dimensional patient consultation tool that enables a physician to create a simulated hair transplant model for use in patient consultations. We received clearance from the U.S. Food and Drug Administration, or FDA, in April 2011 to market the ARTAS® System in the U.S., and we have sold the ARTAS® System into 37 other countries. In March 2018, we received 510(k) clearance from the FDA to expand the ARTAS technology to include implantation. In the third quarter of 2018, we commercially launched the next generation ARTAS® System, called ARTAS® iX System, which incorporates the implantation functionality as well as other functionalities. As of December 31, 2018, the ARTAS® System and ARTAS Hair Studio application are protected by over 80 patents in the U.S. and over 110 international patents.

On October 11, 2017, our Registration Statement on Form S-1 (File No. 333-220303) relating to our IPO of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share for aggregate cash proceeds of approximately $22.1 million after deducting offering costs and commissions of $5.2 million.

On May 10, 2018, we entered into a Loan and Security Agreement (the Solar Agreement) with Solar Capital Ltd. (Solar) and certain other lenders thereunder (together with Solar, the Lenders). Pursuant to the terms of the Solar Agreement, we borrowed $20.0 million with an interest rate at U.S. Dollar LIBOR plus 7.95% per annum (the Borrowings). All amounts borrowed under the Solar Agreement are secured by liens over all personal property of the Company. Monthly payments on any amounts drawn shall consist of the interest only payments for the first 18 months, followed by payments of principal and accrued interest monthly thereafter until the four-year anniversary of the date of the Solar Agreement. In connection with the Solar Agreement, we granted the Lenders warrants to purchase an aggregate of 161,725 shares of our common stock exercisable at a price of $3.71 per share. On November 2, 2018, the Solar Agreement was amended to modify the compliance requirement for certain revenue and liquidity threshold. As part of this amendment, we paid a fee of $50,000 to the Lenders and cancelled 161,725 Warrants (originally issued in May 2018, as mentioned above) and issued 161,725 new warrants of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.76 per share. All other terms of the Warrants were unchanged. On February 13, 2019, the Solar Agreement was amended to modify the compliance requirement for certain liquidity thresholds. As part of this amendment, the Final Fee (as defined in the Solar Agreement) that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased to $960,000. In addition, the Solar Agreement was amended to include new covenants covering certain operational milestones.

We used approximately $10.1 million of the net proceeds from the Solar Agreement loan to repay the entire outstanding principal balance and accrued interest under our existing loan agreement with Oxford Finance, LLC (Oxford) and terminated our loan agreement with Oxford.

In August 2018, we closed our public follow-on offering of 10,000,000 shares of our common stock, plus 1,500,000 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters. The public offering price of the shares sold was $1.50 per share. We received aggregate proceeds of approximately $15.6 million from our follow-on offering and the subsequent exercise of the over-allotment option, after deducting underwriting discounts and commissions, and offering costs totaling $1.7 million. We used the net proceeds from this offering to fund expanded commercialization activities and the launch of our ARTAS® iX System and for working capital and general corporate purposes.

On February 28, 2019, we entered into a Note Purchase Agreement pursuant to which we raised $5.0 million through the issuance of two unsecured subordinated convertible promissory notes, or the Notes, which were issued to Frederic Moll, M.D., one of our directors, and Interwest Partners IX, LP, one of our stockholders affiliated with Gil Kliman, M.D., one of our directors, or together the Investors. The maturity date of the Notes is August 28, 2020. The Notes bear interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. The Notes are unsecured and subordinate in priority to our existing obligations under the Solar Agreement, as amended. All of the outstanding principal and unpaid accrued interest on the Notes will automatically be converted into shares of the same class and series of our capital stock issued to investors in the first issuance, or series of related issuances, of our capital stock with gross proceeds of at least $20.0 million following the date of the Notes.

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO and subsequent public follow-on offering, private placements of our equity securities and, to a lesser extent, through debt financings, exercises of our common stock warrants and payments from our customers. As of December 31, 2018, we had cash and cash equivalents of $16.1 million.

Need for Additional Capital

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2018, raising substantial doubt about our ability to continue as a going concern. See “Liquidity and Capital Resources” and Note 1 to the consolidated financial statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

To date, we have incurred significant net losses and negative cash flows from operations. Our net loss was $28.7 million, $17.8 million, and $21.8 million for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, we had an accumulated deficit of $193.2 million. Our principal sources of liquidity as of December 31, 2018 were cash and cash equivalents of $16.1 million.

Factors Affecting our Results of Operations

We believe there are several important factors that have impacted, and that we expect will impact, our results of operations.

Adoption of the ARTAS® System

The growth of our business depends on our ability to gain broader acceptance of the ARTAS® System and, in particular, the latest iteration of our ARTAS® System, ARTAS® iX, as well as the ARTAS procedure by successfully marketing and distributing the ARTAS® System and the ARTAS procedure. If we are unable to successfully commercialize our ARTAS® System and the ARTAS procedure, we may not be able to generate sufficient revenue to achieve or sustain profitability. In the near term, we expect we will continue to operate at a loss, and we anticipate we will finance our operations principally through offerings of our capital stock and by incurring debt. If we are unable to raise adequate additional capital, we will be unable to maintain our commercialization efforts and our revenue could decline.

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

While we increased revenue in 2018 because of increased unit sales in the U.S., these sales initiatives have also increased our sales and marketing expenses. Furthermore, we anticipate as we continue to advance the commercialization of the ARTAS® iX System, our sales and marketing expenses will continue to increase.

Revenue Composition and Trends

We derive our revenue from the sale and service of ARTAS® and iX Systems and procedure based fees, as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Systems	$11,884	$11,405	$7,193
Procedure	7,968	7,971	6,927
Service-related fees	2,104	1,921	1,480
Total revenue	$21,956	$21,297	$15,600

•

Revenue from systems in 2018 increased as compared to 2017 due to the launch of the ARTAS® iX System in the second half of 2018 in the United States. We anticipate U.S. revenue from system sold going forward to be primarily from ARTAS iX System, while revenue from systems sold outside of the U.S. to be primarily from the combination of ARTAS System and ARTAS® iX System.

•	Systems revenue increased from 2016 to 2017 as a result of higher volume of system sales due to an increase in sales and marketing activities internationally.
•	Revenue from procedure-based fees was relatively unchanged in 2018 as compared to 2017 and increased 15% between 2017 and 2016.
•	Revenue from service-related fees increased from 2016 to 2017 and again from 2017 to 2018 primarily due to an increase in each period in the number of post-warranty maintenance contracts sold.

Historically, the majority of our revenue and our revenue growth has been generated through system sales. While we would expect our procedure-based fees to increase as our installed base of ARTAS® and ARTAS® iX Systems grow worldwide, the total number of procedures has not followed the increase in our installed base of systems sold. For example, our procedure-based revenue remained relatively unchanged between 2018 and 2017, whereas our installed base has grown from 2017 to 2018. While procedure-based revenue has increased, from 2016 to 2018, we believe that revenue from procedure-based fees may not grow proportionally as compared to the increase in our installed base and that it could vary from period-to-period due to a number of factors, including:

•

physician uptake causing a slow ramp-up to utilizing the ARTAS® System or ARTAS® iX System, which is particularly evident with physicians who are new to hair restoration procedures or physicians who do not operate a solely hair restoration focused practice who are commonly the profile we are targeting;

•

capacity limitations with the current installed base of ARTAS® System or ARTAS® iX System, which can result in procedure-based fees not growing as quickly as system sales, as high performing practitioners are limited in the number of procedures that can be performed in any given period;

•	limited or no utilization of the ARTAS® System or ARTAS® iX System after purchase because of a change in physician preference or practice; and
•

the concentration of ARTAS procedures being performed on a limited number of ARTAS® and ARTAS® iX Systems leading to volatility between periods if particular high-volume practitioners perform a smaller number of procedures in a given period.

In order to increase the number of procedures performed per ARTAS® System or ARTAS® iX System, and in turn increase revenue from procedure-based fees, we have, in connection with the leadership and sales and marketing changes, initiated programs to assist certain physicians in marketing efforts, patient education and practice optimization to increase utilization of the ARTAS® System and ARTAS® iX System. If these efforts are successful, we anticipate that the growth in procedure-based fees will increase and that quarterly fluctuations in the number of total procedures performed will be reduced.

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

Revenue from markets outside of the U.S. accounted for 40% of our total revenue in 2018, compared to 58% in 2017 and 57% in 2016. Although we will continue to invest resources outside of the U.S., in 2018 we strategically shifted our sales strategy towards the U.S. market which has impacted the revenue mix between the U.S. and non-U.S. markets. In particular, in connection with our newly launched ARTAS® iX System, which was only cleared for sale in Europe in December 2018.

While we believe our newly launched ARTAS® iX System, which incorporates a robotic implantation functionality, could have a positive effect on system sales in the U.S., it may have a negative effect on system sales in international markets where it is not yet approved as potential customers in these markets may delay purchases of ARTAS® system until the implantation functionality is available in their market.

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

Components of Results of Operations

Revenue

We generate revenue from the sale and service of ARTAS Systems and procedure-based fees. For procedure-based fees, our physician customers in the U.S. generally pay on a per follicle-basis for the follicles to be harvested or on a per procedure basis for Harvest, Site Making, and/or Implantation. Outside of the U.S., physician customers pay in advance, generally on a per procedure basis for both follicle extraction and Site Making. Revenue from service-related fees are primarily from our ARTAS Care product offering (extended warranty service contracts) which are sold to customers in incremental one- or two-year service contracts which begin subsequent to the expiration of the twelve-month standard warranty.

Cost of Revenue

Cost of revenue primarily consists of product, fulfillment, and certain customer service costs. Product costs include the cost of systems, upgrades, disposable and reusable kits, personnel-related costs, fulfilment costs, and allocated shared costs (including rent, human resource, information technology, depreciation, and customer service personnel servicing customers with warranty and ARTAS Care contracts).

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related costs and travel expenses, consulting services, advertising, direct marketing, tradeshow, and promotional expenses, allocated shared costs (including rent, information technology, depreciation, and certain customer service personnel costs), and depreciation of property and equipment associated with sales and marketing activities.

Research and Development

Research and development expenses primarily consist of personnel-related costs associated with our research and development employees, consulting services, clinical studies, supplies, allocated shared costs (including rent, human resource, information technology, depreciation, and certain customer service personnel involved in the development of the ARTAS iX System).

General and Administrative

General and administrative expenses primarily consist of personnel-related costs and travel expenses for our executive, finance, legal, human resources, information technology and other administrative employees. In addition, general and administrative expenses include fees for third party professional services, including consulting, legal and accounting services and other corporate expenses, allocated shared costs (including rent, human resource, information technology, and depreciation).

Interest Expense

Interest expense consists of interest related to borrowings under our debt obligations.

Other Expense, Net

Other expense, net primarily consists of income and expense related to the change in fair value of convertible preferred stock warrant liabilities. Upon the completion of the IPO, the liability on the preferred stock warrants was reclassified to additional paid-in capital in stockholders’ equity (deficit). Additionally, unamortized debt issuance and debt discounts written off by us and fees paid directly to our lenders in connection with the extinguishment of the Oxford loan and the new Solar loan in May 2018 are included in other income (expense), net.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue	$21,956	$21,297	$659	3%
Cost of revenue	12,450	12,150	300	2
Gross profit	9,506	9,147	359	4
Gross margin	43%	43%
Operating expenses:
Sales and marketing	18,204	14,390	3,814	27
Research and development	8,374	7,135	1,239	17
General and administrative	8,834	4,904	3,930	80
Total operating expenses	35,412	26,429	8,983	34
Loss from operations	(25,906)	(17,282)	(8,624)	50
Other income (expense), net:
Interest expense	(2,224)	(2,027)	(197)	10
Gain on sale of investment	—	1,851	(1,851)	(100)
Other expense, net	(549)	(328)	(221)	67
Total other income (expense), net	(2,773)	(504)	(2,269)	450
Net loss before provision for income taxes	(28,679)	(17,786)	(10,893)	61
Provision for income taxes	47	56	(9)	(16)
Net loss	$(28,726)	$(17,842)	$(10,884)	61%

Revenue

Revenue increased $0.7 million, or 3%, to $22.0 million in 2018, compared to $21.3 million in 2017, primarily driven by the number of systems sold in the U.S. (29 systems sold in 2018 vs. 13 systems sold in 2017), which carry a higher average selling price in this region, coupled with the launch of our ARTAS iX System in second half of 2018 which carried a premium price compared to our previous generation ARTAS System. The increase was partially offset by fewer systems sold outside of the U.S. (19 systems sold in 2018 vs. 34 systems sold in 2017). Overall, the regional system mix was due to a strategic shift implemented in 2018, where we focused our sales and marketing efforts in the U.S. market, and due to ARTAS iX System only approved for sale in Europe in December 2018. We expect this trend to continue going forward. Revenue from procedures-based fees was relatively unchanged between 2018 and 2017, while revenue from service-related fees, which is mainly related to our ARTAS Care (extended warranty service contract), as a percentage of total revenue, net remained unchanged at approximately 10%.

Gross Margin

Gross margin typically fluctuates with product mix, selling prices, material costs and revenue level. Gross margin was 43% in 2018, which was relatively unchanged from 2017. In 2018, gross margins were positively driven by the implementation of certain cost efficiencies, which was partially offset by higher initial manufacturing, warranty and other costs associated with our next generation ARTAS® iX System and certain charges related to a loss contingency accrual of $0.5 million associated with the previous generation ARTAS System and excess components ordered in connection with the ARTAS® iX System. Part of the loss contingency charge was related to certain excess inventory components procured for our ARTAS® System by our third-party manufacturer, which we determined would be in excess of expected demand due to manufacturing changes associated with the ARTAS® System as a result of the approval of the implantation functionality. We initially anticipate higher manufacturing, warranty, and service costs associated with the ARTAS® iX System which will result in a lower gross margin moving forward.

Sales and Marketing

Sales and marketing expenses increased $3.8 million, or 27%, to $18.2 million in 2018, compared to $14.4 million in 2017. The increase was primarily due to the growth in employee headcount to support our overall sales and marketing activities, including the commercialization efforts for the next generation ARTAS® iX System, which was commercially launched in July 2018 in the United States.

Research and Development

Research and development expense increased $1.2 million, or 17%, to $8.4 million in 2018, compared to $7.2 million in 2017. The increase was primarily due to incremental outside services and consulting costs associated with the development of the ARTAS® iX System.

General and Administrative

General and administrative expenses increased $3.9 million, or 80%, to $8.8 million in 2018, compared to $4.9 million in 2017. The increase was primarily the result of an increase in our allowance for doubtful accounts for certain customers outside of the U.S. in addition to professional service costs, consisting of accounting, consulting, legal and other professional fees incurred in connection with our status as a public company following our IPO in October 2017.

Interest Expense

Interest expense increased $0.2 million, or 10%, to $2.2 million in 2018, compared to $2.0 million in 2017. The increase in interest expense was related to a higher average principal balance of our outstanding long-term-debt obligations as we refinanced our debt obligations in May 2018, with the proceeds from the loan agreement with Solar, which had a higher outstanding balance than the loan with Oxford which we repaid during this period.

Other Expense, Net

Other expense, net increased $0.2 million, or 67%, to $0.5 million in 2018, compared to $0.3 million in 2017. The increase in the other expense, net related to the unamortized debt issuance and debt discounts written off by us and fees paid directly to Oxford and Solar in connection with the extinguishment of the Oxford loan and entry into the new Solar loan in May 2018.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue	$21,297	$15,600	$5,697	37%
Cost of revenue	12,150	10,431	1,719	16
Gross profit	9,147	5,169	3,978	77
Gross margin	43%	33%
Operating expenses:
Sales and marketing	14,390	12,483	1,907	15
Research and development	7,135	7,474	(339)	(5)
General and administrative	4,904	4,144	760	18
Total operating expenses	26,429	24,101	2,328	10
Loss from operations	(17,282)	(18,932)	1,650	(9)
Other income (expense), net:
Interest expense	(2,027)	(2,483)	456	(18)
Gain on sale of investment	1,851	—	1,851	—
Other expense, net	(328)	(431)	103	(24)
Total other income (expense), net	(504)	(2,914)	2,410	(83)
Net loss before provision for income taxes	(17,786)	(21,846)	4,060	(19)
Provision for income taxes	56	—	56	—
Net loss	$(17,842)	$(21,846)	$4,004	(18)%

Revenue

Revenue increased $5.7 million, or 37%, to $21.3 million in 2017, compared to $15.6 million in 2016. The overall increase in revenue was primarily due to an increase in system revenue of $4.2 million, or 58%, to $11.4 million in 2017, compared to $7.2 million in 2016. The increase in system revenue was due to increased unit sales, as we sold 47 systems in 2017, compared to 32 systems in 2016 largely as a result of increased sales and marketing activities. Procedures based fees increased $1.1 million, or 16% to $8.0 million in 2017, compared to $6.9 million in 2016. Service-related fees increased $0.4 million, or 27% to $1.9 million in 2017, compared to $1.5 million in 2016, primarily due to an increase in post-warranty maintenance contracts sold during 2017.

Gross Margin

Gross margin increased to 43% in 2017, compared to 33% in 2016. The increase in gross margin was the result of reduced procedure kit costs and a decrease in average customer support spending as we improved our service cost efficiency.

Sales and Marketing

Sales and marketing expenses increased $1.9 million, or 15%, to $14.4 million in 2017, compared to $12.5 million in 2016. The increase was primarily due to an increase in spending in advertising and other marketing activities in connection with our ongoing commercialization efforts of the ARTAS® System.

Research and Development

Research and development expense decreased $0.4 million, or 5%, to $7.1 million in 2017, compared to $7.5 million in 2016. The decrease was primarily due to lower headcount in software and hardware department in 2017 versus the comparable period in 2016.

General and Administrative

General and administrative expenses increased $0.8 million, or 18%, to $4.9 million in 2017, compared to $4.1 million in 2016. The increase was primarily the result of an increase in professional service costs, consisting of accounting, consulting, legal and other professional fees incurred in connection with our preparation to become a public company.

Interest Expense

Interest expense decreased $0.5 million, or 18%, to $2.0 million in 2017, compared to $2.5 million in 2016. The decrease in interest expense was related to a reduction in the principal balance of our outstanding long-debt obligations as we repaid a portion of the principal on our outstanding credit facility with Oxford Finance, LLC (Oxford).

Gain on Sale of Stock Investment

In the fourth quarter of 2017, the Company recognized a gain of $1.8 million on the sale of stock held in a privately-held company. There was no such activity in 2016.

Other Expense, Net

Other expense, net decreased $0.1 million, or 24%, to $0.3 million in 2017, compared to $0.4 million in 2016. The decrease in the other expense, net related to the change in fair value of our convertible preferred stock warrant liability. The expense was consistent between the periods as there were no changes between the periods in the number of convertible preferred stock warrants outstanding.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. Our net loss was $28.7 million, $17.8 million, and $21.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $193.2 million. As of December 31, 2018, and 2017, we had cash and cash equivalents of $16.1 million and $23.5 million, respectively.

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

Debt Obligations

In May 2018, we entered into the Solar Agreement. The Solar Agreement consists of a four-year term loan for an aggregate principal amount of $20.0 million, for working capital, to fund our general business requirements and to repay our indebtedness under the Oxford Agreement. We used $10.1 million of the loan proceeds to repay the outstanding principal of $8.7 million, a final payment fee of $1.3 million plus accrued interest and prepayment fees of $0.1 million under the Oxford Agreement. The Borrowings under the Solar Agreement bear interest through maturity at a rate equal to the U.S. Dollar LIBOR rate plus 7.95% per annum. The outstanding balance on the Solar Agreement was $20.0 million as of December 31, 2018. The Solar Agreement contains various covenants. As of December 31, 2018, we were in compliance with all required covenants under the Solar Agreement, as amended.

Capital Resources

We have financed our operations principally through the issuance and sale of our common stock in our IPO and subsequent follow-on offering, private placements of our equity securities, and to a lesser extent, secured debt financing, exercises of our common stock warrants, and payments from customers. We anticipate that our existing cash and cash equivalents and cash generated from sales of our products, will not be sufficient to fund our current operating plans through the next twelve months. This raises substantial doubt about our ability to continue as a going concern.

We based our projections on the amount of time through which our financial resources will be adequate to support our operations on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the ongoing commercialization of the ARTAS® System and ARTAS® iX System, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the revenue we generate from our operations;
•	the scope and timing of our investment in our commercial infrastructure and salesforce;
•	the costs of commercialization activities including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of the ARTAS® System and the ARTAS procedure;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need to implement additional infrastructure and internal systems;
•	the research and development activities we intend to undertake in order to expand the approved indications of use for the ARTAS® System and ARTAS® iX System;
•	the emergence of competing technologies or other adverse market developments;
•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs associated with maintaining subsidiaries in foreign jurisdictions.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Cash used in operating activities	$(28,699)	$(19,256)	$(16,164)
Cash provided by (used in) investing activities	(1,006)	1,622	(1,171)
Cash provided by financing activities	22,236	29,366	12,114
Effect of exchange rates of cash, cash equivalents and restricted cash	29	(93)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,440)	$11,639	$(5,221)

Cash Flows from Operating Activities

In 2018, cash used in operating activities of $28.7 million was attributable to a net loss of $28.7 million and a decrease from operating assets and liabilities of $3.9 million, which were partially offset by $3.9 million in non-cash charges. The non-cash charges consisted primarily of provision for bad debt of $1.8 million, depreciation and amortization of $0.8 million, stock-based compensation of $0.7 million and amortization of debt discounts and issuance costs and non-cash loss on debt extinguishment of $0.6 million. The net change in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued other liabilities of $3.0 million, which was offset by an increase in accounts receivable of $4.5 million due to the timing of collections from customers in the fourth quarter of 2018 and an increase in inventory of $2.7 million primarily due to inventory build of ARTAS® iX system in 2018.

In 2017, cash used in operating activities of $19.3 million was attributable to a net loss of $17.8 million, and a decrease from operating assets and liabilities of $1.8 million, which were partially offset by $0.4 million in non-cash charges. The non-cash charges consisted primarily of depreciation and amortization of $0.6 million, amortization of debt discounts and issuance costs of $0.5 million, stock-based compensation of $0.5 million, and change in fair value of preferred stock warrant liabilities of $0.4 million as well as a provision for bad debt of $0.2 million, which was offset by a gain of $1.8 million on sale of our investment. The net change in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $1.6 million, in prepaid expenses and other assets of $0.8 million, and an overall increase in accounts payable and accrued and other liabilities of $0.5 million due to the timing of receipt and payment of vendor invoices.

In 2016, cash used in operating activities of $16.2 million was attributable to a net loss of $21.8 million, partially offset by $2.2 million in non-cash charges and a net change in net operating assets and liabilities of $3.4 million. The non-cash charges consisted primarily of depreciation and amortization of $0.7 million, amortization of debt discounts and issuance costs of $0.7 million, stock-based compensation of $0.5 million, and change in fair value of preferred stock warrant liabilities of $0.3 million. The net change in operating assets and liabilities of $3.4 million was primarily attributable to a $2.9 million decrease in inventory due to the sale of inventory in excess of purchases, an overall increase of $1.2 million in accounts payable and accrued and other liabilities due to growth in operations and the timing of receipt and payment of vendor invoices, and a decrease of $0.3 million in prepaid expenses and other assets, partially offset by a $1.0 million increase in accounts receivable due to an increase in our post-warranty ARTAS Care maintenance and support contracts sold.

Cash Flows from Investing Activities

In 2018, cash used in investing activities related to purchases of property and equipment.

In 2017, cash provided by investing activities related to the sale of an investment in a privately-held company in the amount of $1.8 million, offset by $0.2 million in purchases of property and equipment.

In 2016, cash used in investing activities related primarily to tenant improvements paid by the landlord of our headquarters in San Jose, California.

Cash Flows from Financing Activities

In 2018, cash provided by financing activities was $22.2 million, consisting of net proceeds from our Solar loan of $19.6 million, net proceeds from our follow-on offering of $15.6 million and $0.3 million of stock option exercises, which was offset by $13.3 million used to repay our loan with Oxford.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2018, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(dollars in thousands)
Debt obligations, including interest (1)	$2,661	$18,328	$4,245	$—	$25,234
Operating leases	518	1,084	188	—	1,790
Total contractual obligations	$3,179	$19,412	$4,433	$—	$27,024

(1)

Represents our loan with Solar and our anticipated repayment schedule for the loan. Pursuant to our loan agreement with Solar, the loan will mature in May 2022. The loan with Solar accrues interest at current U.S. Dollar LIBOR rate plus 7.95% per annum. The outstanding principal balance on the Solar loan was $20.8 million at December 31, 2018, which includes a final payment of $0.8 million to Solar on the maturity of the loan.

In addition to the contractual obligations listed in the table above, based on manufacturing changes associated with the commercialization of our ARTAS iX System, we determined that certain components procured or expected to be procured by Evolve Manufacturing Technologies, Inc., our single third-party manufacturer, who assemble the ARTAS® System, will be in excess of expected demand or usage. Additionally, in the fourth quarter of 2018, we recorded a $0.2 million charge related to other excess purchase commitments from another vendor based on cost reduction changes in 2019. As a result of these two matters, we recorded a loss contingency accrual totaling $0.5 million, which is reported in “Cost of revenue” in the consolidated statements of operations for the year ended December 31, 2018 and included in “Other accrued liabilities” on the consolidated balance sheets as of December 31, 2018.

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

Revenue Recognition

We generate revenue from sales of robotic systems and related procedures, and related support and maintenance. We derive revenue primarily from two sources: (i) product revenue, which consist of the sale of the ARTAS® System and ARTAS® iX System, procedure kits, upgrades and training; and (ii) support and maintenance revenue, which primarily consist of our ARTAS Care (i.e. extended warranty service contracts).

Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product or service has been delivered; (iii) the sales price is fixed or determinable; and (iv) collection is reasonably assured.

We define each of the four criteria above as follows:

•

Persuasive evidence of arrangement exists. We use purchase orders pursuant to the terms and conditions of a master agreement to support the evidence of an arrangement with distributors and use purchase agreements as evidence of arrangement with direct customers.

•

Delivery has occurred. Provided that all other revenue recognition criteria have been met we typically recognize system revenue upon shipment for systems as title and risk of loss are transferred at that time, and there are no further obligations and no rights of return. Prior to January 1, 2018, we typically recognized system revenue upon customer acceptance for sales to direct customers. This change in accounting was as a result of a change in business process, which included the shipment of fully assembled systems starting in 2018. Procedure revenue is recognized upon shipment of disposable kits and delivery of the ARTAS key, if applicable. Revenue from ARTAS Care is recognized over time as the services are delivered.

•

The sales price is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If the terms are extended beyond our normal payment terms, we will recognize revenue as the payments become due. Payments from distributors are not contingent on the distributors’ receiving payment from the end-users.

•

Collection is reasonably assured. We assess probability of collection on an individual basis based on a number of factors, including the credit-worthiness of the customer and past transaction history with the customer. We generally obtain a significant cash deposit from its customers prior to shipment.

We record our revenue net of sales tax and shipping and handling costs. Incremental direct costs incurred related to the acquisition or origination of a customer contract are expensed as incurred.

Multiple Element Arrangements

Our offering includes robotic systems containing software components that function together to provide the essential functionality of the product. Therefore, our hardware products inclusive of the core software are considered non-software deliverables and are not subject to industry-specific software revenue recognition guidance.

Our typical multiple element arrangement generally includes robotic systems (including the essential software), procedure key, product training, and procedure kits. We consider each of these deliverables to be separate units of accounting based on whether the delivered items have stand-alone value. We have determined that each unit of accounting has stand-alone value because they are sold separately by us or, for hardware products, because the customers can resell them to others on a stand-alone basis.

For the arrangements with multiple deliverables, we allocate the arrangement fee to each element based upon the relative selling price of such element. When applying the relative selling price method, we determine the selling price for each element using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or if not, third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, we use our best estimated selling price, or BESP, for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element.

Generally, we are not able to establish a selling price of our deliverables using VSOE or to determine TPE for our products and services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained.

When we are unable to establish the selling price of our deliverables using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, industry and market conditions, competitive landscape, standard pricing practices and internal cost models. Additionally, we consider historical transactions, including transactions whereby the deliverable was sold on a stand-alone basis.

Deferred revenue primarily relates to ARTAS Care and training not yet provided to our customers. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.

Stock-Based Compensation

We account for share-based compensation costs in accordance with the accounting standards for share-based compensation, which require that all share-based payments to employees be recognized in the consolidated statements of operations based on their fair values.

•

The fair value of stock options ("options") on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock, to determine the fair value of award. The Company recognizes the expense associated with options using a single-award approach over the requisite service period.

We recognize share-based compensation expense for the portion of the equity award that is expected to vest over the requisite service period for those awards and develops an estimate of the number of share-based awards which will ultimately vest, primarily based on historical experience. The estimated forfeiture rate is reassessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. For the award types discussed above, if an employee terminates employment prior to being vested in an award, then the award is forfeited.

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

As further discussed in Note 10, Income Taxes, in the accompanying consolidated financial statements, we are assessing the impact of the U.S. tax reform that was enacted in December 2017. As a result of the new tax rule, we reduced our income tax rate from 35% to 21% for tax years beginning after December 31, 2017 resulting in a $20.7 million decrease in the deferred tax asset and the corresponding valuation allowance.

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

We are exposed to interest rate risk related to our debt obligations which are subject to variable interest rates. As of December 31, 2018, a 100-basis point increase in interest rates on our debt subject to variable interest rate fluctuations would increase our interest expense $0.2 million annually.

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

Item 8.Consolidated Financial Statements and Supplementary Data.

REPORT OF INdependent registered Public accounting Firm

Board of Directors and Stockholders

Restoration Robotics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Restoration Robotics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net operating losses, negative cash flows from operations since inception, and has an accumulated deficit as of December 31, 2018. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Denver, CO

March 20, 2019

RESTORATION ROBOTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended, December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,122	$23,545
Accounts receivable, net of allowance of $1,772 and $229 as of December 31, 2018 and 2017	6,569	3,864
Inventory	5,522	2,761
Prepaid expenses and other current assets	1,278	1,562
Total current assets	29,491	31,732
Property and equipment, net	1,299	1,138
Restricted cash	83	100
Other assets	100	—
TOTAL ASSETS	$30,973	$32,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,815	$2,044
Accrued compensation	1,771	1,630
Other accrued liabilities	2,337	1,125
Deferred revenue	1,407	1,517
Current portion of long-term debt, net of discount of $617 and $270 as of December 31, 2018 and 2017	49	7,730
Total current liabilities	9,379	14,046
Other long-term liabilities	594	459
Long-term debt, net of discount of $746 and $29 as of December 31, 2018 and 2017	19,418	5,271
TOTAL LIABILITIES	29,391	19,776
Commitments and Contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized as of December 31, 2018 and 2017; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value: 300,000,000 shares authorized as of December 31, 2018 and 2017; 40,677,012 and 28,940,282 shares issued and outstanding as of December 31, 2018 and 2017	4	3
Additional paid-in capital	194,841	177,757
Accumulated other comprehensive loss	(50)	(79)
Accumulated deficit	(193,213)	(164,487)
TOTAL STOCKHOLDERS’ EQUITY	1,582	13,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,973	$32,970

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION ROBOTICS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended, December 31,
	2018	2017	2016
Revenue	$21,956	$21,297	$15,600
Cost of revenue	12,450	12,150	10,431
Gross profit	9,506	9,147	5,169
Operating expenses:
Sales and marketing	18,204	14,390	12,483
Research and development	8,374	7,135	7,474
General and administrative	8,834	4,904	4,144
Total operating expenses	35,412	26,429	24,101
Loss from operations	(25,906)	(17,282)	(18,932)
Other income (expense), net:
Interest expense	(2,224)	(2,027)	(2,483)
Gain on sale of investment	—	1,851	—
Other expense, net	(549)	(328)	(431)
Total other income (expense), net	(2,773)	(504)	(2,914)
Net loss before provision for income taxes	(28,679)	(17,786)	(21,846)
Provision for income taxes	47	56	—
Net loss	$(28,726)	$(17,842)	$(21,846)
Net loss per share, basic and diluted	$(0.86)	$(2.42)	$(13.54)
Weighted-average shares used in computing net loss per share, basic and diluted	33,512,181	7,382,715	1,612,933

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION ROBOTICS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(28,726)	$(17,842)	$(21,846)
Other comprehensive income (loss):
Cumulative translation adjustment	29	(93)	—
Comprehensive loss	$(28,697)	$(17,935)	$(21,846)

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION ROBOTICS, INC.

Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance — December 31, 2015	19,336,777	$123,662	1,595,277	—	$2,580	$14	$(124,799)	$(122,205)
Issuance of common stock pursuant to stock option exercises of vested options	—	—	20,218	—	41	—	—	41
Issuance of Series C convertible preferred stock for cash, net of issuance costs of $837	1,805,518	12,073	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	466	—	—	466
Net loss	—	—	—	—	—	—	(21,846)	(21,846)
Balance — December 31, 2016	21,142,295	135,735	1,615,495	—	3,087	14	(146,645)	(143,544)
Issuance of common stock pursuant to stock option exercises of vested options	—	—	21,843	—	43	—	—	43
Stock-based compensation	—	—	—	—	465	—	—	465
Issuance of Series C convertible preferred stock for cash net of issuance costs of $726	1,529,306	10,209	—	—	—	—	—	—
Adjustment for fractional shares from reverse stock split	—	—	137	—	—	—	—	—
Reclassification of preferred stock warrant liabilities to additional paid-in-capital	—	—	—	—	1,080	—	—	1,080
Conversion of convertible notes to common stock	—	—	718,184	—	5,027	—	—	5,027
Conversion of preferred stock to common stock upon initial public offering	(22,671,601)	(145,944)	22,671,601	3	145,941	—	—	145,944
Issuance of common stock in connection with initial public offering, net of issuance costs of $5,171	—	—	3,897,910	—	22,114	—	—	22,114
Issuance of common stock upon exercise of common stock warrants	—	—	15,112	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	—	—	(17,842)	(17,842)
Balance — December 31, 2017	—	—	28,940,282	3	177,757	(79)	(164,487)	13,194
Issuance of common stock pursuant to stock option exercises of vested options	—	—	236,730	—	392	—	—	392
Stock-based compensation	—	—	—	—	667	—	—	667
Issuance of common stock warrants pursuant to debt financing	—	—	—	—	466	—	—	466
Issuance of common stock in connection with follow-on offering, net of issuance costs of $1,690	—	—	11,500,000	1	15,559	—	—	15,560
Other comprehensive gain	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	(28,726)	(28,726)
Balance — December 31, 2018	—	$—	40,677,012	$4	$194,841	$(50)	$(193,213)	$1,582

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION ROBOTICS, INC.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,726)	$(17,842)	$(21,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	813	574	654
Loss on disposal of property and equipment	—	34	46
Amortization of debt discounts and issuance costs	470	551	737
Loss on extinguishment of debt	178	—	—
Stock-based compensation	667	465	466
Changes in fair value of preferred stock warrant liabilities	—	387	346
Gain on sale of investment	—	(1,851)	—
Non-cash interest expense on convertible notes	—	27	—
Provision for bad debt	1,772	229	—
Changes in operating assets and liabilities:
Accounts receivable	(4,478)	(1,612)	(987)
Inventory	(2,761)	(19)	2,892
Prepaid expenses and other assets	185	(752)	324
Accounts payable	1,802	246	709
Deferred revenue	144	—	—
Accrued and other liabilities	1,235	307	495
Net cash used in operating activities	(28,699)	(19,256)	(16,164)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	—	2
Proceeds from sale of investment	—	1,851	—
Purchases of property and equipment	(1,006)	(229)	(1,173)
Net cash provided by (used in) investing activities	(1,006)	1,622	(1,171)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering, net	—	22,114	—
Proceeds from convertible notes	—	5,000	—
Proceeds from issuance of Series C convertible preferred stock, net	—	10,209	12,073
Proceeds from issuance of common stock upon follow-on offering, net	15,560	—	—
Proceeds from exercised stock options	392	43	41
Proceeds from long-term debt, net	19,584	—	—
Principal payments on long-term debt	(13,300)	(8,000)	—
Net cash provided by financing activities	22,236	29,366	12,114
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	(93)	—
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,440)	11,639	(5,221)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	23,645	12,006	17,227
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$16,205	$23,645	$12,006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$35	$28	$56
Cash paid for interest	$1,757	$1,497	$1,738
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchased through AP and accrued liabilities	$25	$58	$—
Discounts and issuance costs in connection with long-term debt	$1,246	$—	$—
Conversion of preferred stock into common stock	$—	$145,944	$—
Reclassification of preferred stock warrant liabilities to equity	$—	$1,080	$—
Conversion of convertible notes and accrued interest into common stock	$—	$5,027	$—
Issuance of warrants in connection with long-term debt	$466	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION ROBOTICS, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Nature of Operations

Restoration Robotics, Inc. is a medical device company incorporated in the state of Delaware on November 22, 2002 and headquartered in San Jose, California. The Company develops an image-guided robotic system that enables follicular unit extraction (FUE) for use in the field of hair transplantation and markets the ARTAS® Robotic System in the United States and other countries. In these notes to the audited consolidated financial statements, the “Company,” “Restoration Robotics,” refers to Restoration Robotics, Inc. and its subsidiaries on a consolidated basis.

Initial Public Offering

On October 11, 2017, the Company’s Registration Statement on Form S-1 (File No. 333-220303) relating to the initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, the Company completed its IPO of 3,897,910 shares of its common stock (inclusive of 322,910 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters) at a price of $7.00 per share for aggregate net cash of approximately $22,114, after deducting underwriter discounts and commissions, and offering costs of $5,171.

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

Follow-on Public Offering

On August 16, 2018, the Company closed its follow-on public offering of 10,000,000 shares of its common stock, plus 1,500,000 shares of common stock from the subsequent exercise of the over-allotment option granted to the underwriters. The public offering price of the shares sold was $1.50 per share. The Company received aggregate net cash of approximately $15,560 from the follow-on offering, after deducting underwriting discounts and commissions and offering costs totaling $1,690. The Company is using the net proceeds from this offering (including net proceeds from the underwriters’ exercise of their option to purchase additional shares of common stock) to fund expanded commercialization activities in connection with our recently launched ARTAS® iX System and for working capital and general corporate purposes.

Reverse Stock Split

On September 15, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. Upon the effectiveness of the reverse stock split, (i) every 10 shares of outstanding common stock were combined into one share of common stock, (ii) the number of shares of common stock for which each outstanding option to purchase common stock is exercisable was proportionately decreased on a 1-for-10 basis, (iii) the exercise price of each outstanding option to purchase common stock was proportionally increased on a l-for-10 basis, and (iv) the conversion ratio for each share of outstanding preferred stock which is convertible into our common stock was proportionately reduced on a 1-for-10 basis. All the outstanding common stock share numbers (including shares of common stock into which our outstanding convertible preferred stock shares are convertible), share prices, exercise prices and per share amounts have been adjusted in these consolidated statements, on a retroactive basis, to reflect this l-for-10 reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

These consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations since inception. As of December 31, 2018, and 2017, the Company has an accumulated deficit of $193,213 and $164,487 and, as of such dates, did not have sufficient capital to fund its planned operations. As a result of the Company’s recurring losses from operations and negative cash flows, the Company’s independent registered public accounting firm included an explanatory paragraph in its current report on the Company’s consolidated financial statements that such factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to manage expenses and obtain additional funds through a combination of equity and debt financing. In order to continue its operations, the Company must achieve profitable operations and/or obtain additional financing. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. The Company may never become profitable and even if it does attain profitable operations, it may not be able to sustain profitability or positive cash flows on a recurring basis.

The Company will need to raise further capital in the future to service its debt and fund its operations until the time it can sustain positive cash flows. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, it may be compelled to reduce the scope of its operations and planned capital expenditures or sell certain assets, including intellectual property assets.

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

Reclassification

Accrued compensation, which was previously included in other accrued liabilities in the prior year's consolidated balance sheet has been reclassified to conform to the current period's presentation. The reclassification had no impact on the previously reported consolidated balance sheet for the year ended December 31, 2017.

The provision for bad debt, which was previously included in accounts receivable in the prior year’s consolidated statements of cash flow has been reclassified to conform to the current period’s presentation. The reclassification had no impact on the previously reported consolidated statements of cash flow for the year ended December 31, 2017.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to revenue recognition, allowance for doubtful accounts, inventory valuation, stock-based compensation, warranty accrual and the recoverability of the Company’s net deferred tax assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts, investments in money market funds and short-term time deposits.

Restricted Cash

As of December 31, 2018, and 2017, the Company was required to hold $83 and $100, respectively, in a separate money market account as collateral for credit cards.

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

Concentration of Customers

For the years ended December 31, 2018, 2017 and 2016, there were no customers accounting for more than 10% of the Company’s revenue. As of December 31, 2018, there were no customers accounting for more than 10% of the Company’s accounts receivable. As of December 31, 2017, two customers each accounted for 10% and 11% of the Company’s accounts receivable.

Allowance for Doubtful Accounts

Accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from our estimates and could be material to our consolidated financial position, results of operations and cash flows. The allowance for doubtful accounts was $1,772 and $229 at December 31, 2018 and 2017, respectively.

The allowance for doubtful accounts consisted of the following activity for years ended December 31, 2018 and 2017 (in thousands):

	As of December 31,
	2018	2017
Balance at Beginning of Year	$229	$—
Charge to expense	1,772	229
Write-offs, net of recoveries	(229)	—
Balance at End of Year	$1,772	$229

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

Impairment of Long-Lived Assets

Property and equipment are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There has been no impairment of long-lived assets for any of the periods presented.

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

Revenue Recognition

The Company generates revenue from sales of robotic systems and related procedures, and related support and maintenance. The Company derives revenue primarily from two sources: (i) Product revenue, which consist of the sale of the ARTAS System, procedure kits, upgrades and training; and (ii) Support and maintenance revenue, which primarily consist of our ARTAS Care (i.e. extended warranty service contracts).

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

•

Delivery has Occurred. Provided that all other revenue recognition criteria have been met the Company typically recognizes system revenue upon shipment for systems as title and risk of loss are transferred at that time, and there are no further obligations and no rights of return. Prior to January 1, 2018, the Company typically recognized system revenue upon customer acceptance for sales to direct customers. This change in accounting was as a result of a change in business process, which included the shipment of fully assembled systems starting in 2018. Procedure revenue is recognized upon shipment of disposable kits and delivery of the ARTAS key, if applicable. ARTAS Care (extended warranty contracts) are recognized over time as the services are delivered.

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

The Company’s typical multiple element arrangement generally includes robotic systems (including the essential software), procedure key, product training, and procedure kits. The Company considers each of these deliverables to be separate units of accounting based on whether the delivered items have stand-alone value. The Company has determined that each unit of accounting has stand-alone value because they are sold separately by the Company or, for hardware products, because the customers can resell them to others on a stand-alone basis.

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

Deferred revenue primarily relates to ARTAS Care (extended warranty) and training not yet provided to our customers. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.

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

Cost of revenue for customer service is expensed as incurred and primarily consists of personnel costs and related benefits for employees associated with service contracts, travel costs and allocated shared costs (including rent and information technology).

Advertising Costs

The cost of advertising and media is expensed as incurred. For the years ended December 31, 2018, 2017 and 2016, advertising costs totaled $297, $99 and $130, respectively.

Research and Development

Research and development costs are charged to operations as incurred. Major components of research and development expenses consist of personnel costs, including salaries and benefits, hardware and software research and development costs, regulatory affairs, and clinical costs.

Warranty

The Company provides a one-year warranty on the ARTAS® System and accrues for the estimated future costs of repair or replacement upon customer acceptance or shipment. The warranty expense is accrued as a liability and recorded to cost of goods sold and is based upon historical information for the cost to repair or replace the system.

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

Stock-Based Compensation

The Company accounts for share-based compensation costs in accordance with the accounting standards for share-based compensation, which require that all share-based payments to employees be recognized in the consolidated statements of operations based on their fair values.

•

The fair value of stock options ("options") on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock, to determine the fair value of award. The Company recognizes the expense associated with options using a single-award approach over the requisite service period.

•

The fair value of Restricted Stock Awards ("RSAs") is based on the stock price on the grant date using a single-award approach. RSAs granted to non-employees are re-measured at the end of each reporting period based on the stock price on the last business day of the reporting period. The RSAs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period, adjusted for any re-measurement changes at the end of each reporting period. No RSAs have been granted to employees.

The Company recognizes share-based compensation expense for the portion of the equity award that is expected to vest over the requisite service period for those awards and develops an estimate of the number of share-based awards which will ultimately vest, primarily based on historical experience. The estimated forfeiture rate is reassessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. For the award types discussed above, if an employee terminates employment prior to being vested in an award, then the award is forfeited.

Net Loss Per Share

Prior to the conversion of all the preferred stock in connection with the IPO, the Company followed a two‑class method when computing net loss per common share as we issue shares that meet the definition of participating securities. The two‑class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two‑class method requires income for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses. For periods in which the Company has reported net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti‑dilutive.

Defined Contribution Plan

The Company offers a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code (IRC). This plan covers employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors.

There were no contributions by the Company during the years ended December 31, 2018, 2017 and 2016.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, collectively, ASU 2014-09. ASU 2014-09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services and provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. ASU 2014‑09 may be adopted either retrospectively to each prior period presented (full retrospective method) or with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company will adopt this standard on January 1, 2019 using the modified retrospective adoption method. The Company’s assessment of areas to be impacted by the new standard identified the impact to the deferral of costs to obtain a contract, which are primarily commission expense directly incurred from the sales of products and related support. Based upon the Company’s assessment, the new standard will not have a material impact on the consolidated financial statements, with the exception of expanded disclosures as required under Topic 606.

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

In June 2018, the FASB issued ASU No. 2018-7, Compensation – Stock Compensation (Topic 718)— Improvements to Nonemployee Share-Based Payment Accounting. This guidance supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company will adopt this standard on January 1, 2019 using the modified retrospective adoption method. The Company does not expect a material change on the Company’s consolidated financial statements and related disclosures upon the adoption of this standard.

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

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2018	2017	2016
Options to purchase common stock	3,989,432	1,930,752	1,831,757
Convertible preferred stock	—	—	21,142,295
Warrants for preferred stock	—	—	385,126
Warrants for common stock	272,211	306,456	—
Total potential dilutive shares	4,261,643	2,237,208	23,359,178

4. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The carrying amount of the Company’s debt approximates its fair value as of the balance sheet dates. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company classifies its cash equivalents and investments within Level 1 as it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market account	$13,968	$—	$—	$13,968
Restricted cash:
Money market account	83			83
Total assets	$14,051	$—	$—	$14,051

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents: (1)
Money market account	$18,728	$—	$—	$18,728
Restricted cash:
Money market account	100	—	—	100
Total assets	$18,828	$—	$—	$18,828

(1)

The Company incorrectly overstated its cash equivalents by $4,817 in the fair value measurements footnote of its annual report on Form 10-K for the year ended December 31, 2017. Cash equivalents were $18,728, while cash was $4,817. The error in disclosure had no impact on previously reported cash and cash equivalents in the consolidated balance sheet as of December 31, 2017 or consolidated statement of operations for the year ended December 31, 2017.

5. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	December 31,
	2018	2017
Raw materials	$2,464	$—
Work-in-process	323	—
Finished goods	2,735	2,761
Total inventory	$5,522	$2,761

Inventory as of December 31, 2018, includes work-in-process and raw materials related to the Company’s next generation ARTAS iX System, which was launched and manufactured by the Company starting in the third quarter of 2018. All ARTAS Systems were exclusively manufactured by the Company’s contract manufacturer, Evolve Manufacturing Technologies, Inc., prior to the third quarter of 2018.

Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31,
	2018	2017
Computer hardware and software	$901	$721
Equipment	3,531	2,929
Leasehold improvements	874	869
Furniture and fixtures	457	270
Total property and equipment	5,763	4,789
Less: Accumulated depreciation and amortization	(4,464)	(3,651)
Total property and equipment, net	$1,299	$1,138

Depreciation and amortization expense were $813, $574, $654 for the years ended December 31, 2018, 2017 and 2016.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various operating leases including 23,000 square feet of office space and 2,500 square feet of manufacturing space in San Jose, California, which expires in April 2022 and April 2019, respectively.

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

Aggregate future minimum lease payments required under the Company’s operating leases as of December 31, 2018 are as follows:

Years ending December 31,
2019	$518
2020	534
2021	550
2022	188
Thereafter	—
Total future minimum lease payments	$1,790

The total rent expense for all operating leases for the years ended December 31, 2018, 2017 and 2016 was $564, $413, and $315.

Licensing Agreements

In July 2006, the Company entered into a license agreement with Rassman Licensing, LLC (Rassman) for non-exclusive, royalty bearing, non-transferable, perpetual, world-wide rights for use on approved fields relating to robotically controlled hair removal and implantation procedures. In consideration for this license, the Company paid Rassman a one-time payment of $1,000. The agreement, as amended, terminates on May 9, 2020. In February 2012, the Company amended its license agreement with Rassman. In exchange for a one-time $400 payment to Rassman, the Company now has a fully paid royalty-free license to a patent subject to this license agreement. Royalties for each of the years ended December 31, 2018, 2017 and 2016 were $0.

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

Commitments

The Company has two master agreements and a component pricing agreement with Evolve Manufacturing Technologies, Inc. (Evolve) for the supply of the ARTAS® System and consumable products. The terms of these master agreements are substantially similar. The master agreement for the sale of ARTAS® Systems was effective beginning on April 1, 2016 and the master agreement for the sale of kits used with the ARTAS System was effective beginning on March 1, 2016. Both agreements are effective for an initial term of two years and will continue to automatically renew for additional twelve-month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term, if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term. Under the agreements, the Company has future purchase commitments up to $330 as of December 31, 2018.

In March 2018, the Company received U.S. FDA 510(k) clearance to expand the ARTAS® System technology to include an implantation functionality, referred to as ARTAS® iX. Based on manufacturing changes associated with the ARTAS® iX System, the Company determined that certain components procured or expected to be procured by Evolve, will be in excess of expected demand or usage based on the advance notice the Company provided to Evolve under the term of the agreement mentioned above. Additionally, in the fourth quarter of 2018, the Company recorded a $188 charge related to other excess purchase commitments from another vendor based on cost reduction changes in 2019. As a result of these two matters and although the Company will be taking steps to minimize the adverse impact on the business, based on information available as of December 31, 2018, the Company recorded a loss contingency accrual totaling $473, which is reported in “Cost of revenue” in the consolidated statements of operations for the year ended December 31, 2018 and included in “Other accrued liabilities” on the consolidated balance sheets as of December 31, 2018.

Legal Proceedings

From time to time the Company is involved in litigation arising out of claims in the normal course of business. Based on the information presently available, management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material effect on the Company’s financial position, liquidity or results of operations, although the results of litigation are inherently uncertain.

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

On October 2, 2018, the U.S. Northern District Court granted a Motion for Consolidation of Related Actions, Appointment as Lead Plaintiff and Approval of Lead Counsel filed by Plaintiff Edgardo Guerrini, which consolidated the Guerrini and Yzeiraj actions under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD. The U.S. Northern District Court held an initial hearing on January 24, 2019.

The Company believes that these lawsuits are without merit and management intends to vigorously defend against these claims.

7. LONG-TERM DEBT

Loan and Security Agreement with Oxford Finance LLC

In May 2015, the Company entered into a loan and security agreement with Oxford Finance, LLC, or Oxford, (the Oxford Agreement). Under the terms of the loan and security agreement, the Company borrowed $20,000 with an interest rate at prime plus 8.5% per annum, which is collateralized by all personal property of the Company excluding intellectual property and issued 10-year warrants to purchase 110,486 shares of Series C Preferred Stock at $7.15 per share. The estimated fair value of the warrants at issuance was recorded as a discount on the loan and amortized into interest expense over the expected life of the loan. In connection with the loan agreement, the Company recorded $246 of credit facility fees and $153 of debt issuance cost as of January 31, 2015. The credit facility fees and debt issuance costs are a discount on the debt and are being amortized to interest expense over the term of the loan using the effective-interest method. The loan will mature in July 2019, at which time the Company must repay the outstanding principal balance which includes a final payment of $1,300. The outstanding principal balance on the loan was $13,300 and accrued interest totaled $85 as of December 31, 2017. The interest rate was 13% at December 31, 2017. In May 2018, the Company used the proceeds from the Solar Agreement to repay the indebtedness of the Oxford Agreement.

Borrowings under the Oxford Agreement are collateralized by all the assets of the Company excluding intellectual property. The Oxford Agreement includes customary restrictive covenants that impose operating and financial restrictions on the Company, including restrictions on our ability to take actions that could be in the Company’s best interests. These restrictive covenants include operating covenants restricting, among other things, the Company’s ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. The Company was in compliance with all of the covenants as of December 31, 2017.

Loan and Security Agreement with Solar Capital Ltd.

In May 2018, the Company entered into a Loan and Security Agreement (the Solar Agreement) with Solar Capital Ltd. (Solar) and certain other lenders thereunder (together with Solar, the Lenders), and Solar, as the Collateral Agent. The Solar Agreement consists of a four-year term loan for an aggregate principal amount of $20,000 (the Borrowings), for working capital, to fund the Company’s general business requirements and to repay indebtedness of the Company under the Oxford Agreement. The Company used $10,085 of the loan proceeds to repay the outstanding principal of $8,667, a final payment fee of $1,300 plus accrued interest and prepayment fees of $118 under the Oxford Agreement. The Borrowings under the Solar Agreement bear interest through maturity at a rate equal to the U.S. Dollar LIBOR rate plus 7.95% per annum (the Interest Rate). The outstanding balance on the loan was $20,000 and accrued interest totaled $178 as of December 31, 2018. The Interest Rate was 10.3% at December 31, 2018.

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

The third-party transaction costs (not paid directly to the lenders) related to the debt of $404are accounted for as a debt discount and classified within notes payable on the Company’s balance sheet and amortized as interest expense over the term of the loan using the effective interest method. Unamortized debt discounts related to the Oxford Agreement and all fees paid directly to Solar and Oxford totaling $505 in connection with the debt financing in May 2018 were written off to “Other income (expense), net” in the consolidated statements of operations.

The obligations under the Solar Agreement are secured by a lien on substantially all the Company’s property. The Solar Agreement contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, require the Company and its subsidiary to satisfy certain financial covenants including covenants requiring the Company to satisfy certain revenue and liquidity thresholds, and restricts the ability of the Company and its subsidiary’s ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the Lenders under the Solar Agreement to declare the Borrowings, together with accrued but unpaid interest and certain Prepayment Fees, to be immediately due and payable. On November 2, 2018, the Solar Agreement was amended to modify the compliance requirement for certain revenue and liquidity threshold. As part of this amendment, the Company paid a fee of $50 to the Lenders and cancelled 161,725 Warrants (originally issued in May 2018, as mentioned above) and issued 161,725 new warrants of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.76 per share. The Warrants were immediately exercisable upon issuance, and excluding certain mergers or acquisitions, will expire on the nine and a half year’ anniversary of the date of issuance. The fair value of the warrants issued, after taking into account the amendment on November 2, 2018, was determined to be $466 using a Black-Scholes valuation model with the following assumptions: common stock price at issuance of $1.96 per share, exercise price of $1.76; risk-free interest rate of 3.22% based upon observed risk-free interest rates, expected volatility of 59.70% based on the Company’s implied volatility; expected term of ten years, which is the contractual life of the Warrants, and a dividend yield of 0%. The fair value of the Warrants was recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. As of December 31, 2018, the Company was in compliance with all covenants under the Solar Agreement, as amended.

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

The scheduled principal payments on the outstanding borrowings as of December 31, 2018 are as follows:

As of December 31, 2018
2019	$667
2020	8,000
2021	8,000
2022	4,163
Total	20,830
Less: debt discounts and issuance costs	(1,363)
Less: current portion	(49)
Non-current portion	$19,418

For the year ended December 31, 2018 and 2017, the Company made principal repayments of $13,300 and $8,000.

8. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the conversion of all outstanding shares of convertible preferred stock (and preferred stock warrants), plus options granted and available for grant under the incentive plans.

	December 31, 2018	December 31, 2017
Outstanding common stock warrants	272,211	306,456
Outstanding and issued stock options	3,989,432	1,930,752
Shares reserved for future option grants	437,241	271,490
Total common stock reserved for issuance	4,698,884	2,508,698

9. STOCK OPTION PLAN

2017 Plan

The 2017 Equity Incentive Plan (2017 Plan) became effective on October 11, 2017. Under the 2017 Plan, 1,913,831 shares of common stock were initially reserved for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation to employees, directors and consultants. In addition, the Company’s 2017 Plan provides for the grant of performance cash awards to employees, directors and consultants. Prior to the 2017 Plan, 306,756 shares that had been available for future awards under 2015 Plan (defined below) as of October 11, 2017, were added to the initial reserve available under 2017 Plan, bringing the total number of shares reserved for issuance under the 2017 Plan upon effective date to 2,220,587 shares. The number of shares reserved for issuance under the 2017 Plan will increase automatically on the first day of each fiscal year beginning in 2018 and ending in 2027, equal to the lesser of (i) 4% of the shares of stock outstanding on the last day of the immediately preceding fiscal year or (ii) number of shares of stock as determined by the Company’s board of directors.

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

The Company recognized stock-based compensation for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$19	$10	$12
Sales and marketing	149	74	85
Research and development	58	101	102
General and administrative	441	280	267
Total stock-based compensation	$667	$465	$466

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	5.10-6.10	4.95-7.50	5.53–6.11
Risk-free interest rate	2.40-2.96%	1.77-2.13%	1.30–1.84%
Expected volatility	53.72-59.74%	51.62-55.38%	52.71–56.58%
Expected dividend rate	0%	0%	0%

Expected Term—The expected term represents expected term of the Company’s identified peer group of publicly-traded companies and will continue to apply this methodology until sufficient historical information regarding its own expected term becomes available.

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

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – December 31, 2015	1,410,708	$1.90	7.9	$—
Options granted	1,179,644	1.70
Options exercised	(20,218)	2.00
Options cancelled	(737,377)	2.00
Options expired	(1,000)	0.50
Outstanding – December 31, 2016	1,831,757	1.80	8.7	$14
Options granted	192,420	3.12
Options exercised	(21,843)	2.01
Options cancelled	(71,582)	1.81
Outstanding – December 31, 2017	1,930,752	1.90	7.9	$5,322
Options granted	2,551,707	1.98
Options exercised	(236,730)	1.66
Options cancelled	(256,297)	2.03
Outstanding - December 31, 2018	3,989,432	$1.95	8.7	$—
Vested and expected to vest – December 31, 2018	3,531,802	$1.96	8.6	$—
Exercisable – December 31, 2018	1,187,091	$1.82	7.2	$—

The weighted-average grant date fair value of options granted was $1.06, $1.73 and $0.86 per share for years ended December 31, 2018, 2017 and 2016.

The total intrinsic value of options exercised were $417, $1.18 and $0 for years ended December 31, 2018, 2017 and 2016.

Unamortized stock-based compensation was $2,351 as of December 31, 2018, which is expected to be recognized over a weighted-average period of approximately 3.13 years.

Restricted Stock Awards

The Company’s Board of Directors appointed Keith Sullivan, a current Board member of the Company, as interim Chief Commercial Officer, effective November 1, 2018, and for a period up to one year. Under the terms of the arrangement, Mr. Sullivan was granted 360,000 restricted stock awards, which shall vest in quarterly installments equal to 25% of the shares starting with the first vest date on January 15, 2019 so long as Mr. Sullivan is providing services. As of December 31, 2018, the Company had $133 of unrecognized compensation expense, net of estimated forfeitures, which it expects to recognize over the next 10 months. The aggregate intrinsic value of the RSAs outstanding was $157.

10. INCOME TAXES

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
Domestic	$(28,477)	$(17,732)	$(21,696)
Foreign	(202)	(54)	(150)
Net loss before provision for income taxes	$(28,679)	$(17,786)	$(21,846)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
Current tax provision:
Federal	$—	$—	$—
State	9	4	4
Foreign	38	56	16
Total current tax provision	47	60	20
Deferred tax provision (benefit):
State	—	(4)	(4)
Foreign	—	—	(16)
Total deferred tax provision (benefit)	$—	$(4)	$(20)
Total provision for income taxes	$47	$56	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance in the U. S. and Korea to offset net deferred tax assets for all periods presented due to the uncertainty of realizing future tax benefits from net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by $6,156 and decreased by $13,888 for the years ended December 31, 2018 and 2017. The decrease in valuation allowance in 2017 was due to the change in the corporate tax rate from 35% to 21% and the resulting revaluation of the deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff has issued SAB 118 which will allow the Company to record provisional amounts during the measurement period.

In the fourth quarter of 2018, the Company completed its analysis of the impact of U.S. Tax Reform under SAB 118. The amounts originally recorded in the 2017 year-end financial statements were adjusted for the tax rate impact of return to provision adjustments to the Net Operating Loss (“NOL”) carryforward. The tax rates valuing the carryforward changed from 35% to 21%, creating an impact on the ending deferred balances of $21. However, this effect was fully offset by the full valuation allowance, so no additional tax was recognized.

The Company’s effective tax rate substantially differed from the federal statutory tax rate primarily due to the change in the valuation allowance. The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax at 21% for 2018 and 34% for 2017 and 2016, respectively	$(6,022)	$(6,046)	$(7,306)
Research tax credits	(112)	(75)	(99)
Stock-based compensation	66	85	102
Adjustment of deferred tax balances following changes in tax rates	—	20,748	—
Other	(41)	303	117
Change in valuation allowance	6,156	(14,955)	7,206
Total current tax provision	47	60	20
Total deferred tax benefit	—	(4)	(20)
Total provision for income taxes	$47	$56	$—

The components of the deferred tax assets are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$42,359	$37,173
Research and development credits	3,041	2,823
Accrual and reserves	2,003	1,251
Total deferred tax assets	47,403	41,247
Less: valuation allowance	(47,403)	(41,247)
Total net deferred tax assets	$—	$—

As of December 31, 2018, the Company has federal and state NOL carryforwards of approximately $178,393 and $96,232. The use of these NOL carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the IRC and similar state provisions (the “Code”); however, a complete analysis of the limitation of the NOL carryforwards will not be complete until the time the Company projects it will be able to utilize such NOLs. The NOL carryforwards expire between 2022 and 2038, and valuation allowances have been reserved, where necessary. In addition, as of December 31, 2018, the Company also had NOL carryforwards in South Korea of approximately $1,426 which begin to expire in 2025.

The Company also had federal and state research and development credit carryforwards of approximately $1,602 and $1,822, as of December 31, 2018. The federal credit will expire starting in 2025 if not utilized. The state credits have no expiration date.

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

The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided was $443 as of December 31, 2018. These earnings have been subject to U.S. federal income tax via the one-time transition tax on previously undistributed foreign earnings or via the newly enacted Global Intangible Low-Taxed Income (“GILTI”) provision. If these foreign earnings were to be repatriated in the future, the amount of unrecognized deferred tax liability for state income or foreign withholding taxes on these undistributed earnings is not expected to be significant as of December 31, 2018.

Uncertain Tax Positions

The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017
Balance as of the beginning of the year	$1,362	$1,283
Increases related to tax positions in prior period	8	5
Increases related to tax positions taken during the current period	97	74
Balance at the end of the year	$1,467	$1,362

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. If recognized, the impact on the Company’s effective tax rate would not be material due to the full valuation allowance. Management believes that there will not be any significant changes in the Company’s unrecognized tax benefits in the next twelve-months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties, if applicable, are included in accrued liabilities in the consolidated balance sheet. For the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any accrued interest and penalties.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Tax years 2002 through 2018 remain open to examination by the United States and various state jurisdictions. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for any year.

11. SEGMENT AND GEOGRAPHIC INFORMATION

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
United States	$13,132	$8,919	$6,736
Europe and Middle East	3,504	5,784	3,112
Asia Pacific	4,007	4,353	3,552
Rest of World	1,313	2,241	2,200
Total revenue	$21,956	$21,297	$15,600

As of December 31, 2018, and 2017, all long-term assets were located within the United States.

12. SELECTED QUARTERLY FINANCIAL DATA

The following tables present certain selected unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2018. This consolidated quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. The selected consolidated quarterly financial results from operations for the years ended December 31, 2018 and 2017 are set forth therein. Net loss per share for all periods presented has been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on September 15, 2017.

	Fiscal 2018 Quarter Ended,
	March 31, 2018 Unaudited	June 30, 2018 Unaudited	September 30, 2018 Unaudited	December 31, 2018 Unaudited
Revenue, net	$5,005	$5,475	$4,818	$6,658
Gross profit	$1,820	$2,961	$2,155	$2,570
Net loss	$(7,431)	$(6,244)	$(7,070)	$(7,981)
Basic and diluted net loss per share	$(0.26)	$(0.21)	$(0.20)	$(0.20)

	Fiscal 2017 Quarter Ended,
	March 31, 2017 Unaudited	June 30, 2017 Unaudited	September 30, 2017 Unaudited	December 31, 2017 Unaudited
Revenue, net	$5,475	$5,789	$4,177	$5,856
Gross profit	$2,383	$2,302	$1,703	$2,759
Net loss	$(5,175)	$(5,007)	$(6,596)	$(1,064)
Basic and diluted net loss per share	$(3.20)	$(3.09)	$(4.07)	$(0.04)

13. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, the Company did not engage in any related party transactions. During the year ended December 31, 2017, the Company had engaged in a commercial transaction with a then-member of the Company’s board of directors. The aggregate revenue for this transaction was $83 for the year ended December 31, 2017. There were no accounts receivable due from this then-member of the board of directors as of December 31, 2017. In January 2017, that member of the Company’s board of directors resigned.

14. SUBSEQUENT EVENT (unaudited)

Amendment to Solar Loan

On February 13, 2019, the Company entered into a Third Amendment to the Loan and Security Agreement (the “Third Amendment”), which amended the Solar Agreement with the Lenders. Pursuant to the terms of the Third Amendment, the Solar Agreement was amended to modify the compliance requirement for certain liquidity thresholds to provide the Company with additional flexibility. As part of the Third Amendment, the Final Fee (as defined in the Solar Agreement) that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased to $960. In addition, the Solar Agreement was amended to include certain additional changes to covenants covering certain operational milestones.

Issuance of Convertible Promissory Notes

On February 28, 2019, the Company entered into a Note Purchase Agreement pursuant to which the Company raised $5.0 million through the issuance of two unsecured subordinated convertible promissory notes (the “Notes”) to Frederic Moll, M.D., one of the Company’s directors, and Interwest Partners IX, LP, one of the Company’s stockholders affiliated with Gil Kliman, M.D., one of the Company’s directors (together, the “Investors”).

The maturity date of the Notes is August 28, 2020 (the “Maturity Date”). The Notes bear interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. The Notes are unsecured and subordinate in priority to the Company’s existing obligations under the Solar Agreement, as amended.

All of the outstanding principal and unpaid accrued interest on the Notes will automatically be converted into shares of the same class and series of capital stock of the Company issued to other investors in any Qualified Financing to occur after the date of the Notes, at a conversion price equal to the price per share of the securities of the Company sold in such Qualified Financing. A “Qualified Financing” means the first issuance or series of related issuances of capital stock of the Company after the date of the Notes with gross proceeds to the Company of at least $20.0 million. Upon the occurrence of certain events of default or the Maturity Date, the Notes require the Company to repay the principal amount of the Notes and any unpaid accrued interest.

Proposed Merger with Venus

On March 15, 2019, the Company entered into the Merger Agreement with Venus to combine the companies in an all-stock transaction. The Merger Agreement and the Merger (as defined below) have been approved by the Company’s board of directors and the board of directors of Venus. The transaction is expected to close in the third quarter of 2019, subject to customary closing conditions, including the approval by stockholders of the Company and Venus and receipt of all necessary regulatory approvals.

The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Venus, with Venus continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company.

Under the terms of the transaction, the Company and Venus shareholders will own approximately 15% and 85% of the combined company, respectively, on a fully diluted basis, without giving effect to the shares issued in the proposed equity financing that is expected to close immediately after the merger.  EW Healthcare Partners has committed to lead a $21.0 million equity investment, priced at $0.825 per share (subject to adjustment for stock splits), in the combined company’s common stock contingent on the closing of the merger transaction. Additional investors committed to participating in the proposed equity financing include HealthQuest Capital, Madryn Asset Management, Longitude Capital Management, Fred Moll and Aperture Venture Partners. In addition to the equity financing, Fred Moll and InterWest Partners previously funded a $5.0 million convertible note into the Company, which will convert into the combined company’s common stock at the closing of the equity financing led by EW Healthcare, at a price of $0.825 per share (subject to adjustment for stock splits).

Concurrent with closing of the transaction, the Company anticipates effecting a reverse stock split. The Company expects to have approximately 283.2 million shares outstanding (or approximately 18.9 million shares outstanding after giving effect to an anticipated 1-for-15 reverse stock split) and after taking into account shares issued to the former Venus Concept shareholders in the merger, shares issued as part of the $21.0 million equity investment, and shares issued upon conversion of the $5.0 million convertible notes issued by the Company in February, 2019, as discussed above.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of December 31, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our “disclosure controls and procedures” which are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2018.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2018.

As an emerging growth company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

exhibit index

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.4	Amended and Restated Bylaws of Restoration Robotics, Inc.	8-K	10-17-17	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated February 7, 2013, by and among the Company and the investors listed therein, as amended.	S-1	9-1-17	10.10

4.4	Form of Warrant to Purchase Stock dated August 27, 2014, issued to National Securities Corporation.	S-1	9-1-17	10.11

4.5	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 276,224 shares of Series C Preferred Stock.	S-1	9-1-17	10.14

4.6	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 220,979 shares of Series C Preferred Stock.	S-1	9-1-17	10.15

4.7	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 220,979 shares of Series C Preferred Stock.	S-1	9-1-17	10.16

4.8	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 220,979 shares of Series C Preferred Stock.	S-1	9-1-17	10.17

4.9	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 165,734 shares of Series C Preferred Stock.	S-1	9-1-17	10.18

4.10	Form of New Common Stock Warrant issued to the Solar Lenders, dated November 2, 2018.				X

4.11	Note Purchase Agreement, dated February 28, 2019, by and between the Company and the Note Investors named therein				X

4.12	Convertible Promissory Note, dated February 28, 2019, by and between the Company and Frederic Moll				X

4.13	Convertible Promissory Note, dated February 28, 2019, by and between the Company and Interwest Partners IX, LP				X

10.1	Manufacturing Agreement for Systems, dated March 1, 2016, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.1

10.2	Manufacturing Agreement for Consumables, dated April 1, 2016, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.2

10.3	Component Pricing Agreement, dated August 1, 2016, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.3

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.4	First Amendment to Component Pricing Agreement, dated August 30, 2017, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.4

10.5	Lease Agreement, dated April 16, 2012, by and between Legacy Partners I San Jose, LLC and the Company.	S-1	9-1-17	10.5

10.6	First Amendment to Lease Agreement, dated April 27, 2016, by and between G&I VIII Baytech LP and the Company and Tenant Estoppel Certificate, dated March 30, 2017, acknowledging Bridge III CA Alviso Tech Park, LLC as successor-in-interest to Landlord thereto.	S-1	9-1-17	10.6

10.7†	License Agreement, dated July 25, 2006 by and between the Company, James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.7

10.8†	First Amendment to License Agreement, dated January 5, 2009, by and between the Company, James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.8

10.9†	Second Amendment to License Agreement, dated February 23, 2015, by and between the Company, James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.9

10.10#	2005 Stock Plan.	S-8	10-17-17	99.1

10.11#	Form of Notice of Stock Option Grant and Stock Option Agreement under 2005 Stock Plan.	S-1	9-1-17	10.20

10.12#	Form of Notice of Stock Option Grant and Stock Option Agreement to International Optionees under 2005 Stock Plan.	S-1	9-1-17	10.21

10.13#	2015 Equity Incentive Plan.	S-8	10-17-17	99.4

10.14#	Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.23

10.15#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.24

10.16#	2017 Incentive Award Plan.	S-8	10-17-17	99.7

10.17#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.26

10.18#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.27

10.19#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.28

10.20#	2017 Employee Stock Purchase Plan.	S-8	10-17-17	99.11

10.21#	Employment Agreement, dated September 21, 2016, by and between Ryan Rhodes and the Company.	S-1	9-1-17	10.30

10.22#	Employment Letter Agreement, dated November 29, 2011, by and between Charlotte Holland and the Company.	S-1	9-1-17	10.31

10.23#	Employment Letter Agreement, dated September 4, 2008, by and between Gabriele Zingaretti and the Company.	S-1	9-1-17	10.32

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.24#	Transition and Separation Agreement, dated April 1, 2016, by and between James W. McCollum and the Company.	S-1	9-1-17	10.33

10.25#	Separation Letter Agreement, dated August, 3, 2016, by and between Lisa Edone and the Company.	S-1	9-1-17	10.34

10.26#	Employment Letter, dated December 1, 2017, by and between Mark Hair and the Company.	8-K	12-11-17	10.1

10.27#	Non-Employee Director Compensation Program.	S-1/A	9-18-17	10.35

10.28#	Form of Indemnification Agreement for directors and officers.	S-1/A	9-18-17	10.36

10.29†	Loan and Security Agreement, dated May 10, 2018, by and between the Company and Solar Capital Ltd.	8-K	5-10-18	10.1

10.30†	First Amendment to the Loan and Security Agreement, dated June 29, 2018, by and between the Company and Solar Capital Ltd.				X

10.31†	Second Amendment to the Loan and Security Agreement, dated November 2, 2018, by and between the Company and Solar Capital Ltd.				X

10.32†	Third Amendment to the Loan and Security Agreement, dated February 13, 2019, by and between the Company and Solar Capital Ltd.				X

21.1	List of Subsidiaries.				X

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) are omitted pursuant to a request for confidential treatment that has been filed separately with the Securities and Exchange Commission.
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

Restoration Robotics, Inc.

Date: March 20, 2019	By:	/s/ Ryan Rhodes
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

Signature	Title	Date

/s/ Ryan Rhodes	President, Chief Executive Officer and Director	March 20, 2019
Ryan Rhodes	(Principal Executive Officer)

/s/ Mark Hair	Chief Financial Officer	March 20, 2019
Mark Hair	(Principal Financial and Accounting Officer)

/s/ Frederic Moll, M.D	Chairman and Director	March 20, 2019
Frederic Moll, M.D.

/s/ Jeffrey Bird, M.D., Ph.D.	Director	March 20, 2019
Jeffrey Bird, M.D., Ph.D.

/s/ Gil Kliman, M.D.	Director	March 20, 2019
Gil Kliman, M.D.

/s/ Keith Sullivan	Director	March 20, 2019
Keith Sullivan

/s/ Craig Taylor	Director	March 20, 2019
Craig Taylor

/s/ Shelley Thunen	Director	March 20, 2019
Shelley Thunen