Form 10-K/A
period 2018-12-31
Restoration Robotics, Inc.
filed 2019-04-29
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

128 Baytech Drive

San Jose, CA 95134

(408) 883-6888

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The Nasdaq Global Market

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

As of June 29, 2018, (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of Registrant’s common stock, par value $0.0001, held by non-affiliates of the Registrant was $66,841,767 based upon the closing price of $3.47 per share as reported for such date by the Nasdaq Global Market. Shares of the Registrant’s common stock held by executive officers and directors of the Registrant and by each person who owned 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of April 16, 2019 was 40,857,012.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Restoration Robotics, Inc. (the “Company,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 20, 2019. The Company is now filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of providing the Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of the Stockholders (the “Proxy Statement”) because the Proxy Statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2018. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K, as well as the cover page to remove the statement that information is being incorporated by reference from the Proxy Statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended solely to include the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the consolidated financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The names of each member of our board of directors, the year in which each director was first elected to the board and the age of each director as of March 31, 2019 are as follows:

Name	Age	Position/Office Held With the Company	Director Since
Jeffery Bird, M.D., Ph.D.(2)	58	Director	2005
Gil Kliman, M.D.(1)(3)	60	Director	2007
Frederick Moll, M.D.(1)(2)	67	Chairman of the Board and Director	2002
Craig Taylor(3)	68	Director	2017
Ryan Rhodes	57	President, Chief Executive Officer and Director	2016
Keith J. Sullivan	61	Chief Commercial Officer and Director	2018
Shelley Thunen(1)(2)	66	Director	2015

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Set forth below is biographical information for each director. The following includes certain information regarding our directors’ individual experience, qualifications, attributes and skills that led the board of directors to conclude that they should serve as directors.

Jeffrey Bird, M.D., Ph.D. has served as a member of our board of directors since July 2005. Since July 2003, Dr. Bird has been a Managing Director at Sutter Hill Ventures, a California limited partnership (“Sutter Hill Ventures”), where he focuses on healthcare, including biotechnology and medical devices. Dr. Bird serves on the board of directors of Portola Pharmaceuticals, Inc. and Forty Seven, Inc. Dr. Bird previously served on the boards of directors of Horizon Pharma plc until October 2015 and Threshold Pharmaceuticals, Inc. until August 2017. Dr. Bird received a B.S. in Biological Sciences, a Ph.D. and an M.D. from Stanford University. We believe Dr. Bird is qualified to serve on our board of directors due to his over 20 years of experience in the medical and pharmaceutical industry and his experience investing in biotechnology and medical device companies.

Gil Kliman, M.D. has served as a member of our board of directors since July 2007. Dr. Kliman is a Managing Director at InterWest Partners, where he has led their medical device team since 1999. Dr. Kliman serves on the board of directors of Glaukos Corporation, Avedro Inc., and several private life science companies. Dr. Kliman received a B.A. from Harvard University, an M.D. from the University of Pennsylvania and an M.B.A. from Stanford University. We believe Dr. Kliman is qualified to serve on our board of directors due to his experience investing in life science companies for over two decades.

Frederic Moll, M.D. has been a member and served as Chairman of our board since November 2002. Dr. Moll is also a co-founder, and, since September 2012, is the Chief Executive Officer of Auris Surgical Robotics, Inc. From 2002 to 2010, Dr. Moll served as the Chief Executive Officer of Hansen Medical, a medical robotics company, which he also co-founded. Previously, Dr. Moll co-founded Intuitive Surgical, Inc. and from 1995 to 2002 served as its first Chief Executive Officer. Dr. Moll also co-founded Origin Medisystems, Inc., which later became an operating company within Guidant Corp. following its acquisition by Eli Lilly & Co., and Endotherapeutics Corp. Dr. Moll serves on the boards of directors of Biolase, Inc. and IntersectENT, Inc. Dr. Moll received a B.A. in economics from the University of California at Berkeley, an M.S. degree in management from Stanford University and an M.D. from the University of Washington. We believe Dr. Moll is qualified to serve on our board of directors due to his experience with the Company since its founding and his over 20 years of experience in the medical device industry.

Craig Taylor has served as a member of our board of directors since March 2017. Mr. Taylor is President of Alloy Ventures, Inc., which he co-founded in 1996 and where he focuses on investments in laboratory instrumentation, diagnostics and medical devices. He served on the Board of Advisors of the MIT/Stanford Venture Laboratory and served as a Director at the National Venture Capital Association. Mr. Taylor received a B.S. and an M.S. in physics from Brown University, as well as an M.B.A. from Stanford University. We believe Mr. Taylor is qualified to serve on our board of directors due to his experience investing in medical technologies and his experience on boards of directors in the medical industry.

Ryan Rhodes has served as our President and Chief Executive Officer since July 2016 and as a member of our board of directors since July 2016. From January 2002 to June 2015, Mr. Rhodes held a number of positions at Intuitive Surgical Inc., a market leader in surgical robotics, including Vice-President of World-Wide Clinical Marketing, Senior Director of World-Wide Marketing and Director of Marketing. Prior to Intuitive Surgical Inc., Mr. Rhodes spent over 11 years in various management positions in sales, marketing, professional education, and market development at Ethicon Inc., a Johnson & Johnson Company. Mr. Rhodes holds a B.A. in Public Administration from San Diego State University. We believe Mr. Rhodes is qualified to serve on our board of directors due to experience in sales and marketing and his role as the chief executive of our business.

Keith J. Sullivan has served as our Chief Commercial Officer since November 2018 and as a member of our board of directors since July 2018. Mr. Sullivan previously served as Chief Commercial Officer and President, North America of ZELTIQ Aesthetics, Inc., a medical technology company focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform under the Coolsculpting® brand, from January 2016 until the acquisition of ZELTIQ by Allergan, Inc. in April 2017. Mr. Sullivan previously served as Senior Vice President and Chief Commercial Officer of ZELTIQ from November 2014 until January 2016 and as Senior Vice President of Worldwide Sales and Marketing from July 2013 through October 2014. Mr. Sullivan, who has more than 30 years of senior sales leadership experience in the medical device industry, has previously held leadership positions with Medicis Pharmaceuticals, Reliant Technologies, Medtronic, Vision Quest Laser Center and Coherent Medical. Mr. Sullivan received a Bachelor of Business Administration from the College of William and Mary. We believe Mr. Sullivan is qualified to serve on our board of directors due to his experience in the aesthetic medical device industry.

Shelley Thunen has served as a member of our board of directors and chair of the audit committee since July 2015. Since January 2016, Ms. Thunen has served as the Chief Administrative Officer and Chief Financial Officer of RxSight, Inc., an ophthalmic medical device company. From January 2013 to October 2015, Ms. Thunen served as the Chief Financial Officer and Corporate Secretary of Endologix Inc., a medical device company. From August 2010 to December 2012, Ms. Thunen served as Associate General Manager of LenSx, Inc., an indirect wholly-owned subsidiary of Alcon, Inc., a developer and manufacturer of vision care products. From April 2008 to August 2010, Ms. Thunen served as a board member and chair of the audit committee and from November 2009 to August 2010, Ms. Thunen served as Chief Financial Officer and Vice President, Operations of LenSx, Inc., which Alcon, Inc. acquired in August 2010. Prior to LenSx, Inc., Ms. Thunen served in a variety of management and executive roles at public and private medical device companies. Ms. Thunen received a B.A. in economics and an M.B.A. from the University of California, Irvine. We believe Ms. Thunen is qualified to serve on our board of directors and on our audit committee due to her experience in finance and accounting at medical device companies.

Executive Officers of the Registrant

Set forth below is certain information regarding each of our executive officers as of March 31, 2019.

Name	Age	Position(s)
Ryan Rhodes	57	President, Chief Executive Officer and Director
Mark Hair	49	Chief Financial Officer
Keith J. Sullivan	61	Chief Commercial Officer and Director
Gabriele Zingaretti	44	Chief Operations Officer
Gregory Anderson	58	Vice President, Marketing
Chris Aronson	43	Vice President, Sales

Ryan Rhodes has served as our President and Chief Executive Officer since July 2016 and as a member of our board of directors since July 2016. From January 2002 to June 2015, Mr. Rhodes held a number of positions at Intuitive Surgical Inc., a market leader in surgical robotics, including Vice-President of World-Wide Clinical Marketing, Senior Director of World-Wide Marketing and Director of Marketing. Prior to Intuitive Surgical Inc., Mr. Rhodes spent over 11 years in various management positions in sales, marketing, professional education, and market development at Ethicon Inc., a Johnson & Johnson Company. Mr. Rhodes holds a B.A. in Public Administration from San Diego State University. We believe Mr. Rhodes is qualified to serve on our board of directors due to experience in sales and marketing and his role as the chief executive of our business

Mark Hair has served as our Chief Financial Officer since January 2018. Mr. Hair most recently served as Chief Accounting Officer at Allergan plc from April 2017 to August 2017 and at ZELTIQ Aesthetics, Inc., which was acquired by Allergan plc, from May 2016 to April 2017. While at ZELTIQ, Mr. Hair was responsible for managing the organization’s accounting functions, overseeing technical accounting matters and public reporting obligations, and implementing a Sarbanes Oxley compliance program. Mr. Hair performed a similar role from January 2016 until May 2016 when he was Vice President of Finance at Accuray Inc. From October 2015 until January 2016, Mr. Hair was an independent contractor for St. Jude Medical, which purchased Thoratec Corporation, and prior to that, from September 2015 until January 2016, Mr. Hair was the Vice President and Corporate Controller at Thoratec Corporation. From May 2012 to August 2012, Mr. Hair performed a similar role while he was the Senior Vice President Finance and Corporate Controller at Diamond Foods, Inc. Before joining Diamond Foods, Inc., Mr. Hair held positions of increasing responsibility at StoneTurn Group, LLP, a financial consulting boutique and Deloitte LLP. Mr. Hair holds a B.S. in accounting and a Master of Accountancy from Brigham Young University.

Keith J. Sullivan has served as our Chief Commercial Officer since November 2018 and as a member of our board of directors since July 2018. Mr. Sullivan previously served as Chief Commercial Officer and President, North America of ZELTIQ Aesthetics, Inc., a medical technology company focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform under the Coolsculpting® brand, from January 2016 until the acquisition of ZELTIQ by Allergan, Inc. in April 2017. Mr. Sullivan previously served as Senior Vice President and Chief Commercial Officer of ZELTIQ from November 2014 until January 2016 and as Senior Vice President of Worldwide Sales and Marketing from July 2013 through October 2014. Mr. Sullivan, who has more than 30 years of senior sales leadership experience in the medical device industry, has previously held leadership positions with Medicis Pharmaceuticals, Reliant Technologies, Medtronic, Vision Quest Laser Center and Coherent Medical. Mr. Sullivan received a Bachelor of Business Administration from the College of William and Mary.

Gabriele Zingaretti has served as our Chief Operations Officer since February 2016. Prior thereto, from 2008 to September 2012 Dr. Zingaretti served as our Senior Software Engineer, from September 2012 to March 2013 as one of our Vice Presidents and from 2013 until February 2016 as our Vice President of Research & Development. From 2000 to 2007, Dr. Zingaretti developed advanced algorithms for detecting breast cancer at R2 Technology, Inc. From 2007 to 2008, Dr. Zingaretti worked as Software Architect for Thermo Fisher Scientific in the proteomics group. Dr. Zingaretti received his doctorate in Biomedical Engineering from the University of Rome and participated in a two-year postdoctoral research fellowship at the Obesity Research Center at Columbia University. Dr. Zingaretti received his bachelor’s degree from ITC Antonio Pacinotti in Pisa, Italy.

Gregory Anderson has served as our Vice President of Market Development since September 2017. From August 2013 to April 2017, Mr. Anderson was the Director of US Sales for Abbott Medical Optics Inc., a division of Abbott Laboratories (“Abbott”), a vision and eye healthcare company, now Johnson & Johnson Vision, a Johnson & Johnson Company. From June 2007 to August 2013, Mr. Anderson was the Vice President of Sales at OptiMedica Corp., a venture-funded company focused on cataract surgery using laser technology until it was acquired by Abbott. From December 2005 to June 2007, Mr. Anderson was the Vice President of Sales at IntraLase Inc., a company that developed laser eye surgery technologies. Mr. Anderson has a B.S. in Marketing from the University of Maryland.

Chris Aronson has served as our Vice President of Sales since February 2018. From 2004 to 2018, Mr. Aronson led the development and execution of novel go-to-market strategies and product launches while optimizing product positioning, sales growth, utilization and customer satisfaction as Senior Vice President of Sales, North America, at Cynosure, Inc., a leading developer and manufacture of a broad array of medical device systems in the laser aesthetic industry. Prior to Cynosure, Mr. Aronson served as a Sports Medicine Specialist at Stryker Corporation. Mr. Aronson has Bachelor of Arts from George Mason University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Procedures for Stockholder Nominations to the Board of Directors

There were no material changes to the procedures for nominating directors by our stockholders made in the year ended December 31, 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 2018.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at http://ir.restorationrobotics.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•	appoints our independent registered public accounting firm;

•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;

•	determines the engagement of the independent registered public accounting firm;

•	reviews and approves the scope of the annual audit and the audit fee;

•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly consolidated financial statements;

•	approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

•	monitors the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;

•

is responsible for reviewing our consolidated financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

•	reviews our critical accounting policies and estimates; and

•	reviews the audit committee charter and the committee’s performance at least annually.

The current members of our audit committee are Shelley Thunen, Frederic Moll, M.D. and Gil Kliman, M.D. Ms. Thunen serves as the chair of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Global Market (“Nasdaq”). Our board of directors has determined that Ms. Thunen is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our board of directors has determined that each of Ms. Thunen and Drs. Moll and Kliman are independent under the applicable rules of the SEC and Nasdaq. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the audit committee charter is available to security holders on the Company’s website at http://ir.restorationrobotics.com.

Item 11.	Executive Compensation.

Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers (“NEOs”). This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Our compensation committee, which is appointed by our board of directors, is responsible for establishing, implementing and monitoring our compensation philosophy and objectives. We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. We have structured the compensation programs for our executives around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our NEOs for fiscal year 2018 and their positions with the Company were as follows:

•	Ryan Rhodes, President and Chief Executive Officer;

•	Mark Hair, Chief Financial Officer; and

•	Chris Aronson, Vice President, Sales.

Mr. Hair was hired as our Chief Financial Officer in January 2018 and Mr. Aronson was hired as our Vice President, Sales in February 2018.

2018 Summary Compensation Table

The following table sets forth total compensation earned by our NEOs.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total($)
Ryan Rhodes.	2018	334,813	—	213,750	—	—	548,563
President and Chief Executive Officer	2017	312,402	—	—	—	—	312,402
Mark Hair	2018	269,654	—	933,800	—	—	1,203,454
Chief Financial Officer (3)
Chris Aronson.	2018	244,462	—	290.900	63,000	—	598,362
Vice President, Sales (4)

(1)

Amounts shown represent the grant date fair value of options granted as calculated in accordance with ASC Topic 718. See note 9 of the audited consolidated financial statements included in this Annual Report on Form 10-K for the assumptions used in calculating these amounts.

(2)

Amounts shown for Mr. Aronson represent the payments he received from us pursuant to the achievement of certain sales commission goals. We also maintain a cash annual performance-based bonus plan for each of our NEOs, but the Company did not meet certain targeted performance objectives in 2018, therefore no NEO received a bonus under our annual performance bonus plan. Please see the descriptions of the annual performance plan for our NEOs in “Narrative to 2018 Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End – Terms and Conditions of 2018 Annual Bonuses” below and the description of the sales commissions paid to Mr. Nixon in “Narrative to 2018 Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End – Terms and Conditions of 2018 Sales Commissions” below.

(3)	Mr. Hair commenced employment with the Company in January 2018.
(4)	Mr. Aronson commenced employment with the Company in February 2018.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2018.

			Option Awards
Name	Vesting Commencement Date (1)		Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ryan Rhodes.	07/25/2016	(2)	536,888	351,756	1.70	08/30/2026
	11/16/2018		4,688	220,312	1.78	11/16/2026
Mark Hair	1/5/2018	(2)	—	180,000	5.11	1/5/2028
	11/16/2018	(3)	124,583	335,417	1.78	11/16/2018
Chris Aronson	2/1/2018	(2)	—	45,000	5.07	2/1/2028
	11/16/2018		3,646	171,354	1.78	11/16/2018

(1)

Except as otherwise noted, awards vest and, if applicable, become exercisable as to 1/48th of the shares subject to the option on each monthly anniversary of the vesting commencement date, subject to the holder continuing to provide services to us through such vesting date.

(2)

The option shall vest and become exercisable as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48th of the shares subject to the option on each monthly anniversary thereafter, subject to the holder continuing to provide services to us through such vesting date.

(3)

The shares subject to the option are exercisable immediately with respect to 25% of the shares subject to the option and the remainder of the shares subject to the option shall vest in substantially equal monthly installment on each monthly anniversary of the grant date for three year, subject to the holder continuing to provide services to us through such vesting date.

Narrative to 2018 Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End

2018 Salaries

For fiscal year 2018, Mr. Rhodes’ annual base salary was $335,000, Mr. Hair’s annual base salary was $285,000 and Mr. Aronson’s annual base salary was $280,000.

Terms and Conditions of 2018 Annual Bonuses

Each NEOs’ target bonus opportunity is expressed as a percentage of base salary which can be achieved by meeting corporate goals at target level. Each of our NEOs’ target bonus opportunity is originally set in their employment agreements with us. The 2018 annual bonuses for Messrs. Rhodes and Hair was 30% of each of their respective base salaries and for Mr. Aronson $140,000.

For 2018, all of our NEOs were eligible to earn their annual bonuses pursuant to the achievement of certain performance objectives. The performance goals for these annual bonuses are reviewed and approved annually by our board of directors. When determining the 2018 performance bonus program for our NEOs, the board of directors set certain performance goals, using a mixture of several objectives relating to the ongoing progress of the ARTAS System’s commercialization, operational and financial matters. The board of directors reviewed results against each performance goal for 2018 in early 2019. Based on the board of directors’ assessment, no bonus funding was approved for 2018.

Terms and Conditions of 2018 Sales Commissions

For 2018, in addition to the performance bonus amount described above, Mr. Aronson was eligible to earn commissions based upon the achievement of certain sales quota targets surrounding revenue. Each of these targets were set at levels the Company determined would require significant effort to achieve and would not be met by average or below average performance. Commissions for the targets are payable quarterly for the revenue quota targets, at the Company’s sole discretion. For fiscal year 2018, Mr. Aronson was awarded an aggregate of $63,000 for achievement of the sales commissions goals.

Terms and Conditions of 2018 Equity Award Grants

In January 2018, in connection with his commencement of services, Mr. Hair was granted an option to purchase 180,000 shares of our common stock for an exercise price of $5.11 per share, which was the fair market value of our common stock on the date of grant. The option vests and become exercise with respect to 25% of the shares on January 5, 2019 and as to 1/48th of the shares on each monthly anniversary thereof, such that all shares will be vested on January 5, 2022, subject to Mr. Hair continuing to provide services to us through the applicable vesting date.

In February 2018, in connection with his commencement of services, Mr. Aronson was granted an option to purchase 45,000 shares of our common stock for an exercise price of $5.07 per share, which was the fair market value of our common stock on the date of grant. The option vests and become exercise with respect to 25% of the shares on February 1, 2019 and as to 1/48th of the shares on each monthly anniversary thereof, such that all shares will be vested on February 1, 2022, subject to Mr. Aronson continuing to provide services to us through the applicable vesting date.

In addition, in November 2018, each of Messrs, Rhodes, Hair and Aronson was granted an option to purchase 225,000 shares, 460,000 and 175,000 shares of our common stock, respectively, for an exercise price of $1.78 per share, which was the fair market value of our common stock on the date of grant. The options for Messrs. Rhodes and Aronson vest and become exercisable in 48 substantially equal monthly installments starting on December 16, 2018, such that all shares will be vested on November 16, 2022, subject to the applicable NEO continuing to provide services to us through the applicable vesting date. The option for Mr. Hair vests and become exercisable as to 25% of the shares on November 16, 2018 and as the remainder of the shares in equal monthly installments thereafter, such that all shares will be vested on November 16, 2021, subject to Mr. Hair continuing to provide services to us through the applicable vesting date.

Terms and Conditions of Employee Arrangements with our NEOs

Offer Letter Agreements

We have entered into agreements with each of the NEOs in connection with his or her employment with us. These agreements set forth the terms and conditions of employment of each named executive officer, including base salary, initial equity award grants, and standard employee benefit plan participation. Our board of directors or the compensation committee reviews each NEO’s base salary from time to time to ensure compensation adequately reflects the NEO’s qualifications, experience, role and responsibilities.

Change in Control and Severance Arrangements

Mr. Rhodes. Under Mr. Rhodes’ employment agreement, in the event Mr. Rhodes’ employment with us is terminated by us for any reason other than “cause” (as defined in his employment agreement) or he resigns his employment with us for “good reason” (as defined in his employment agreement), and Mr. Rhodes timely executes and does not revoke a general release of claims in favor of us, then Mr. Rhodes will receive the following: (i) a lump sum cash payment equal to the sum of (x) six months of Mr. Rhodes’ base salary and (y) one additional month of Mr. Rhodes’ base salary for each full year of service with us (such period, the “severance period”); (ii) a prorated annual performance bonus based on actual achievement of applicable performance goals, payable at the same time annual performance bonuses are paid generally; (iii) company-paid COBRA premiums through the earlier of the severance period and when he becomes eligible for comparable replacement coverage; and (iv) any equity awards held by Mr. Rhodes will become vested and if applicable, exercisable with respect to that number of shares of our common stock that would have vested if Mr. Rhodes had remained employed by us during the severance period. In addition, upon the consummation of a “change in control” (as defined in his employment agreement) or our termination of Mr. Rhodes’ employment with us without cause or Mr. Rhodes resignation of employment with us for good reason within three months prior to a change in control, then any unvested equity awards will become fully vested and, if applicable, exercisable, and all restrictions and rights of repurchase on such awards will lapse with respect to all of the shares of our common stock subject thereto.

Mr. Hair. Under Mr. Hair’s employment agreement, in the event Mr. Hair’s employment with us is terminated by us for any reason other than “cause” (as defined in his employment agreement) or he resigns his employment with us for “good reason” (as defined in his employment agreement), and Mr. Hair executes and does not revoke a general release of claims in favor of us, then Mr. Hair will receive the following: (i) a lump sum cash payment of Mr. Hair’s base salary equal to six months plus one additional month for each full year of his service to the Company (such number of months, the “Severance Period”); (ii) a prorated annual performance bonus based on actual achievement of applicable performance goals, payable at the same time annual performance bonuses are paid generally; (iii) company-paid COBRA premiums through the earlier of the Severance Period and when he becomes eligible for comparable replacement coverage; and (iv) any equity awards held by Mr. Hair will become vested and if applicable, exercisable with respect to that number of shares of the Company’s common stock that would have vested if Mr. Hair had remained employed by the Company during the Severance Period. In addition, upon the Company’s termination of Mr. Hair’s employment with the Company without cause or Mr. Hair’s resignation of employment with the Company for good reason within the period of time beginning three months prior to and ending on the first anniversary of the effective date of a “change in control” (as defined in his employment agreement), then any unvested equity awards will become fully vested and, if applicable, exercisable, and all restrictions and rights of repurchase on such awards will lapse with respect to all of the shares of the Company’s common stock subject thereto.

Mr. Aronson. Under Mr. Aronson’s employment agreement in the event Mr. Aronson’s employment with us is terminated by us for any reason other than “cause” (as defined in his employment agreement) or he resigns his employment with us for “good reason” (as defined in his employment agreement), and Mr. Hair executes and does not revoke a general release of claims in favor of us, then Mr. Hair will receive continued payment of his base salary and health benefits for two months if the termination occurs after February 1, 2019 but before February 1, 2020, four months of if the termination occurs after February 1, 2020 but before February 1, 2021 and six months if the termination occurs on or after February 1, 2021. In addition, upon the Company’s termination of Mr. Aronson’s employment with the Company without cause or Mr. Aronson’s resignation of employment with the Company for good reason within the period of time beginning on and ending on the first anniversary of the effective date of a “change in control” (as defined in his employment agreement), then any unvested equity awards will become fully vested and, if applicable, exercisable, and all restrictions and rights of repurchase on such awards will lapse with respect to all of the shares of the Company’s common stock subject thereto.

Director Compensation

Effective as of our initial public offering in late 2017, pursuant to our non-employee director plan (the “Director Plan”), each non-employee director receives an annual retainer of $35,000 and a non-employee director serving as Chairman of the board of directors receives an additional annual retainer of $30,000. Non-employee directors who serve on one or more committees are eligible to receive the following annual committee fees:

Committee	Chair	Other Member
Audit committee	$15,000	$7,500
Compensation committee	12,500	6,250
Nominating and corporate governance committee	7,500	3,750

Under the Director Plan, each non-employee director who is elected or appointed to our board of directors will automatically be granted an option to purchase 27,417 shares of our common stock upon the director’s initial appointment or election to our board of directors, referred to as the Initial Grant. In addition, each non-employee director who is serving on our board of directors immediately following an annual stockholder’s meeting will automatically be granted an annual option to purchase 13,708 shares of our common stock on the date of such annual stockholder’s meeting, referred to as the Annual Grant. The Initial Grant will vest as to 1/36th of the shares subject to the Initial Grant each month following the applicable grant date, subject to continued service through each applicable vesting date. The Annual Grant will vest as to all of the shares subject to the Annual Grant on the earlier of the first anniversary of the applicable grant date or the next annual stockholders’ meeting, subject to continued service through the vesting date. All equity awards, including any Initial Grants and Annual Grants, held by our non-employee directors will vest in full immediately prior to the occurrence of a change in control.

Each of our non-employee directors affiliated with a venture fund, as well as Dr. Moll, elected to forfeit their right to receive to any cash compensation under the Director Plan for fiscal year 2018. In June 2018, in accordance with the Director Plan, each non-employee director who continued serving as a director, including Drs. Bird, Kliman and Moll, Mr. Taylor and Ms. Thunnen, received their Annual Grant of an option to purchase 13,708 shares of Company common stock. In July 2018, Mr. Sullivan commenced service with the Board, and in November 2018 he joined the Company as our Chief Operating Officer. In addition, in July 2018, when Mr. Sullivan joined the Board, he received his Initial Grant of an option to purchase 27,417 shares of Company common stock. In November 2018, Mr. Sullivan ceased earning compensation for his services as a director and only received compensation for his services as our Chief Operating Officer. In November 2018, in connection with his commencement of services as our Chief Operating Officer, the Company granted Mr. Sullivan an award of 360,000 restricted shares that vest as 25% of the shares on each quarterly anniversary of the grant date, subject to Mr. Sullivan’s continued service through the applicable vesting date. He did not receive any cash compensation, bonus, perquisite or other cash payment in 2018 for his service as our Chief Operating Officer.

Director Compensation Table

The following table sets forth information concerning the compensation earned by our non-employee directors during the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Stock Awards ($)(1)		Total ($)
Frederic Moll, M.D.	—	21,110		—		21,110
Jeffrey Bird, M.D., Ph.D.	—	21,110		—		21,110
Gil Kliman, M.D.	—	21,110		—		21,110
Emmett Cunningham, Jr., M.D., Ph.D.(2)	—	—		—		—
Keith J. Sullivan (3)	8,750	49,351	(5)	70,200	(4)	128,301
Craig Taylor	—	21,110		—		21,110
Shelley Thunen	56,250	21,110		—		77,360.32

(1)

Amounts shown represent the grant date fair value of stock awards and options granted as calculated in accordance with ASC Topic 718. See note 9 of the audited consolidated financial statements included in this Annual Report on Form 10-K for the assumptions used in calculating these amounts. As of December 31, 2018, our non-employee directors held options to purchase the aggregate number of shares of our common stock set forth in the table below.

Name	Shares Subject to Outstanding Options	Shares Subject to Outstanding Stock Awards
Frederic Moll, M.D.	13,708	—
Jeffrey Bird, M.D., Ph.D.	13,708	—
Gil Kliman, M.D.	13,708	—
Emmett Cunningham, Jr., M.D., Ph.D.	—	—
Keith J. Sullivan	27,417	360,000
Craig Taylor	13,708	—
Shelley Thunen	72,958	—

(2)

Amount shown for Mr. Sullivan represents the base salary paid to Mr. Sullivan in connection with his services as an employee of the Company in the role of the Chief Operating Officer. He did not receive any other bonus, perquisite or other cash payment in 2018 for his service as an employee.

(3)	On April 18, 2018, Dr. Cunningham determined he would not stand for reelection at the Company’s 2018 annual meeting of its stockholders.
(4)

In July 2018, Mr. Sullivan commenced services with the Board, and in November 2018 he joined the Company as our Chief Operating Officer. Beyond the restricted stock award described above, he did not receive any other cash compensation, bonus or perquisite for his service as our Chief Operating Officer.

(5)	Amounts included for Mr. Sullivan represent the restricted stock grant Mr. Sullivan received in connection with his commencement of services with the Company as the Chief Operating Officer.

Compensation Committee

Our compensation committee oversees policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and approves or recommends corporate goals and objectives relevant to compensation of our executive officers (other than our Chief Executive Officer), evaluates the performance of these officers in light of those goals and objectives and approves the compensation of these officers based on such evaluations. The compensation committee also reviews and approves or makes recommendations to our board of directors regarding the issuance of stock options and other awards under our stock plans to our executive officers (other than our Chief Executive Officer). The compensation committee reviews the performance of our Chief Executive Officer and makes recommendations to our board of directors with respect to his compensation and our board of directors retains the authority to make compensation decisions relative to our Chief Executive Officer. The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter.

The current members of our compensation committee are Dr. Moll, Jeffrey Bird, M.D. and Ms. Thunen. Dr. Moll serves as the chairman of the committee. Each of the members of our compensation committee is independent under the applicable rules and regulations of Nasdaq, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq rules. A copy of the compensation committee charter is available to security holders on the Company’s website at http://ir.restorationrobotics.com.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2018, our compensation committee consisted of Drs. Moll and Bird and Ms. Thunen. None of the members of our compensation committee during 2018 nor any of the current members of the committee has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2018, with respect to all of our equity compensation plans in effect on that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders(1)(2)(3)	2,237,208		$2.62	1,000,812
Equity Compensation Plans Not Approved by Stockholders	—		—	—

Total		$

(1)	Consists of the Restoration Robotics, Inc. 2017 Incentive Award Plan, 2017 Employee Stock Purchase Plan, 2015 Equity Incentive Plan and 2005 Equity Incentive Plan, as amended.
(2)

The 2017 Equity Incentive Award Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2018 and ending in 2027 equal to the lesser of (A) four percent (4%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 15,000,000 shares of stock may be issued upon the exercise of incentive stock options.

(3)

The 2017 Employee Stock Purchase Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance under such plan shall be increased on the first day of each year beginning in 2018 and ending in 2027 equal to the lesser of (A) one percent (1%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information as to the beneficial ownership of our common stock as of March 31, 2019 for:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2019 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The percentage of shares beneficially owned is computed on the basis of 40,767,012 shares of our common stock outstanding as of March 31, 2019. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and Schedules 13G, if any, filed with the SEC. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Restoration Robotics, Inc., 128 Baytech Drive, San Jose, California 95134.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Common Stock	Securities Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percent
5% and Greater Stockholders
InterWest Partners IX, L.P.(1)	5,355,786	—	5,355,786	13.1%
Sutter Hill Ventures L.P.(2)	2,079,590	—	2,079,590	5.1%
Named Executive Officers and Directors
Ryan Rhodes(3)	—	634,380	634,380	*
Gabe Zingaretti(4)	15,212	160,207	175,419	*
Brent Nixon	88,333	—	88,333	*
Frederic Moll, M.D.	929,809	—	929,809	*
Jeffrey Bird, M.D., Ph.D.(5)	2,334,913	—	2,334,913	5.7%
Gil Kliman, M.D.	—	—	—	*
Keith J. Sullivan(6)	360,000	7,610	367,610	*
Craig Taylor	—	—	—	*
Shelley Thunen(7)	—	56,780	56,780	*
All directors and executive officers as a group (11 persons)	3,368,267	858,977	4,227,244	10.4%

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock.
(1)

As reported on Schedule 13G filed with the SEC on February 14, 2019 by InterWest Partners IX, LP (“IWP IX”), InterWest Management Partners IX, LLC (“IMP IX”), Phillip T. Gianos, W. Stephen Holmes III, Gilbert H. Kliman, M.D., Arnold L. Oronsky and Khaled A. Nasr. Consists of 3,355,786 shares held directly by IWP IX. IMP IX is the general partner of IWP IX. Each of Messrs. Gianos, Holmes, Kliman and Oronsky is a managing director of IMP IX. Mr. Nasr is a venture member of IMP IX. Each of Messrs. Gianos, Holmes, Kliman, Oronsky and Nasr share voting and investment control over the shares held by IWP IX and disclaims beneficial ownership except to the extent of his pecuniary interest. Mr. Kliman is a managing director of IMP IX and is a member of our board of directors. The address for the entities is 2710 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(2)

As reported on Schedule 13G filed with the SEC on February 13, 2019 by Sutter Hill Ventures, Tench Coxe, James N. White, Jeffrey W. Bird, Michael L. Speiser, Stefan A. Dyckerhoff and Samuel J. Pullara III. Consists of 2,079,590 shares held directly by Sutter Hill Ventures. Messrs. Coxe, White, Bird, Speiser, Dyckerhoff and Pullara are managing directors and members of the management committee of the general partner of Sutter Hill Ventures, and they share voting and dispositive power over the shares held by Sutter Hill Ventures. The address for the entity and individuals listed herein is 755 Page Mill Road, Suite A-200, Palo Alto, CA 94304.

(3)	Consists of 634,380 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019.
(4)	Consists of (i) 15,212 shares and (ii) 160,207 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019.

(5)

Consists of (i) the shares described in note 2 above, (ii) 40,982 shares held by an irrevocable trust for the benefit of Dr. Bird’s children, of which Dr. Bird is a trustee, (iii) 31,747 shares held by a limited partnership of which Dr. Bird is the trustee of a trust which is the general partner, and (iv) 182,594 shares held by a trust of which Dr. Bird is a trustee.

(6)	Consists of (i) 360,000 shares and (ii) 7,610 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019.
(7)	Consists of 56,780 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following is a description of transactions since January 1, 2018 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Director and Executive Officer Compensation

See “Executive Compensation” and “Director Compensation” for information regarding compensation of directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation–Narrative to 2018 Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End.”

Investors’ Rights Agreement

We entered into an amended and restated investors’ rights agreement with the purchasers of our outstanding preferred stock and certain of our other stockholders, including entities with which certain of our directors are affiliated. As of March 31, 2019, the holders of approximately 20.7 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to, among other things, indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. We have obtained an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws.

Issuance of Convertible Promissory Notes

On February 28, 2019, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which we raised $5.0 million through the issuance of two unsecured subordinated convertible promissory notes (the “Notes”) to Frederic Moll, M.D., one of our directors, and Interwest Partners IX, LP, one of our stockholders affiliated with Gil Kliman, M.D., one of our directors (together, the “Investors”).

The maturity date of the Notes is August 28, 2020 (the “Maturity Date”). The Notes bear interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. The Notes are unsecured and subordinate in priority to our existing obligations to Solar Capital, Ltd. under its amended loan and security agreement.

All of the outstanding principal and unpaid accrued interest on the Notes will automatically be converted into shares of the same class and series of our capital stock issued to other investors in any Qualified Financing to occur after the date of the Notes, at a conversion price equal to the price per share of any of our securities sold in such Qualified Financing. A “Qualified Financing” means the first issuance or series of related issuances of our capital stock after the date of the Notes with gross proceeds of at least $20 million.

Upon the occurrence of certain events of default or the Maturity Date, the Notes require us to repay the principal amount of the Notes and any unpaid accrued interest.

Equity Commitment Letter

On March 15, 2019, in connection with the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) we executed with Venus Concept Ltd. (“Venus”), we received from certain shareholders of Venus and Frederic Moll, M.D., one of our directors, an Equity Commitment Letter (the “Commitment Letter”), pursuant to which, immediately following the effective time of the merger contemplated by the Merger Agreement (the “Merger”), the investors named in the Commitment Letter (the “Investors”) will purchase $21.0 million in shares of our common stock and have an option to purchase an additional $20.0 million in shares of our common stock. Dr. Moll, pursuant to the Commitment Letter has agreed to purchase $1.0 million in shares of our common stock and has an option to purchase an additional $1.0 million in shares of our common stock. The purchase price of our shares to be purchased by the Investors is $0.825 per share, calculated at a 5% discount to the trailing 30-day volume weighted average price of our common stock listed Nasdaq ending on March 14, 2019. The Investors’ investment is subject to certain conditions, including the consummation of the Merger and the execution of the equity purchase documents as contemplated in the Commitment Letter. The financing contemplated by the Commitment Letter will be accomplished in a private placement exempt from registration under Section 4(a)(2) and Regulation D under the Securities Act and the rules promulgated thereunder. The securities to be sold in the financing have not been registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Independence of the Board of Directors

As required under Nasdaq rules and regulations, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by such board. The board of directors consults with the Company’s counsel to ensure that the board of directors’ determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

Consistent with these considerations, our board of directors has determined that all of our directors, other than Ryan Rhodes and Keith J. Sullivan, qualify as “independent” directors in accordance with the Nasdaq listing requirements. Messrs. Rhodes and Sullivan are not considered independent because they serve as executive officers of Restoration Robotics. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors considered information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. All of the committees of our board of directors are comprised entirely of directors determined by the board of directors to be independent within the meaning of Nasdaq and SEC rules and regulations applicable to the members of such committees.

Item 14.	Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table provides information regarding the fees incurred to Grant Thornton LLP during the years ended December 31, 2018 and 2017. The audit committee approved all of the fees described below incurred since our initial public offering in October 2017.

	Year Ended December 31,
	2018	2017
	(In thousands)
Audit Fees(1)	$552,664	$1,230,555
Tax Fees(2)	43,549	70,132
Audit-Related Fees	—	—
All Other Fees	—	—

Total Fees	$596,213	$1,300,687

(1)

Audit fees are fees billed related to the audit of our annual consolidated financial statements included in our annual report on Form 10-K; the review of our quarterly consolidated financial statements; comfort letters, consents and assistance with and review of documents filed with the SEC, including our Registration Statement on Form S-1, which was declared effective on September 18 , 2017, related to our initial public offering in 2017.

(2)	Tax Fees consist of fees billed for tax compliance, tax advice and tax planning services.

Pre-Approval Policies and Procedures

The audit committee or a delegate of the audit committee pre-approves, or provides pursuant to pre-approvals policies and procedures for the pre-approval of, all audit and non-audit services provided by its independent registered public accounting firm. This policy is set forth in the charter of the audit committee and is available at http://ir.restorationrobotics.com.

Following our initial public offering in October 2017, the audit committee approved all of the audit, audit-related, tax and other services provided by Grant Thornton for 2017 and all of the audit, audit-related, tax and other services provided by Grant Thornton in 2018. Actual amounts billed, to the extent in excess of the estimated amounts, are periodically reviewed and approved by the audit committee.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Reference is made to the financial statements included in Item 8 of Part II of the Original Form 10-K.

2. Consolidated Financial Statement Schedules

No consolidated financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or notes thereto in the Original Form 10-K.

3. Exhibits

See the Exhibit Index immediately preceding the signature page of this Form 10-K/A.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.4	Amended and Restated Bylaws of Restoration Robotics, Inc.	8-K	10-17-17	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated February 7, 2013, by and among the Company and the investors listed therein, as amended.	S-1	9-1-17	10.10

4.4	Form of Warrant to Purchase Stock dated August 27, 2014, issued to National Securities Corporation.	S-1	9-1-17	10.11

4.5	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 276,224 shares of Series C Preferred Stock.	S-1	9-1-17	10.14

4.6	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 220,979 shares of Series C Preferred Stock.	S-1	9-1-17	10.15

4.7	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 220,979 shares of Series C Preferred Stock.	S-1	9-1-17	10.16

4.8	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 220,979 shares of Series C Preferred Stock.	S-1	9-1-17	10.17

4.9	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 165,734 shares of Series C Preferred Stock.	S-1	9-1-17	10.18

4.10	Form of New Common Stock Warrant issued to the Solar Lenders, dated November 2, 2018.	10-K	3-20-19	4.10

4.11	Note Purchase Agreement, dated February 28, 2019, by and between the Company and the Note Investors named therein	10-K	3-20-19	4.11

4.12	Convertible Promissory Note, dated February 28, 2019, by and between the Company and Frederic Moll	10-K	3-20-19	4.12

4.13	Convertible Promissory Note, dated February 28, 2019, by and between the Company and Interwest Partners IX, LP	10-K	3-20-19	4.13

10.1	Manufacturing Agreement for Systems, dated March 1, 2016, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.1

10.2	Manufacturing Agreement for Consumables, dated April 1, 2016, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.2

10.3	Component Pricing Agreement, dated August 1, 2016, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.3

10.4	First Amendment to Component Pricing Agreement, dated August 30, 2017, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.4

10.5	Lease Agreement, dated April 16, 2012, by and between Legacy Partners I San Jose, LLC and the Company.	S-1	9-1-17	10.5

10.6	First Amendment to Lease Agreement, dated April 27, 2016, by and between G&I VIII Baytech LP and the Company and Tenant Estoppel Certificate, dated March 30, 2017, acknowledging Bridge III CA Alviso Tech Park, LLC as successor-in-interest to Landlord thereto.	S-1	9-1-17	10.6

10.7†	License Agreement, dated July 25, 2006 by and between the Company, James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.7

10.8†	First Amendment to License Agreement, dated January 5, 2009, by and between the Company, James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.8

10.9†	Second Amendment to License Agreement, dated February 23, 2015, by and between the Company, James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.9

10.10#	2005 Stock Plan.	S-8	10-17-17	99.1

10.11#	Form of Notice of Stock Option Grant and Stock Option Agreement under 2005 Stock Plan.	S-1	9-1-17	10.20

10.12#	Form of Notice of Stock Option Grant and Stock Option Agreement to International Optionees under 2005 Stock Plan.	S-1	9-1-17	10.21

10.13#	2015 Equity Incentive Plan.	S-8	10-17-17	99.4

10.14#	Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.23

10.15#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.24

10.16#	2017 Incentive Award Plan.	S-8	10-17-17	99.7

10.17#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.26

10.18#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.27

10.19#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.28

10.20#	2017 Employee Stock Purchase Plan.	S-8	10-17-17	99.11

10.21#	Employment Agreement, dated September 21, 2016, by and between Ryan Rhodes and the Company.	S-1	9-1-17	10.30

10.22#	Employment Letter Agreement, dated November 29, 2011, by and between Charlotte Holland and the Company.	S-1	9-1-17	10.31

10.23#	Employment Letter Agreement, dated September 4, 2008, by and between Gabriele Zingaretti and the Company.	S-1	9-1-17	10.32

10.24#	Transition and Separation Agreement, dated April 1, 2016, by and between James W. McCollum and the Company.	S-1	9-1-17	10.33

10.25#	Separation Letter Agreement, dated August, 3, 2016, by and between Lisa Edone and the Company.	S-1	9-1-17	10.34

10.26#	Employment Letter, dated December 1, 2017, by and between Mark Hair and the Company.	8-K	12-11-17	10.1

10.27#	Non-Employee Director Compensation Program.	S-1/A	9-18-17	10.35

10.28#	Form of Indemnification Agreement for directors and officers.	S-1/A	9-18-17	10.36

10.29†	Loan and Security Agreement, dated May 10, 2018, by and between the Company and Solar Capital Ltd.	8-K	5-10-18	10.1

10.30†	First Amendment to the Loan and Security Agreement, dated June 29, 2018, by and between the Company and Solar Capital Ltd.	10-K	3-20-19	10.30

10.31†	Second Amendment to the Loan and Security Agreement, dated November 2, 2018, by and between the Company and Solar Capital Ltd.	10-K	3-20-19	10.31

10.32†	Third Amendment to the Loan and Security Agreement, dated February 13, 2019, by and between the Company and Solar Capital Ltd.	10-K	3-20-19	10.32

21.1	List of Subsidiaries.	10-K	3-20-19	21.1

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.	10-K	3-20-19	23.1

24.1	Power of Attorney. Reference is made to the signature page of the Original Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3-20-19	31.1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3-20-19	31.2

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3-20-19	32.1

32.2*	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3-20-19	32.2

101.INS	XBRL Instance Document	10-K	3-20-19	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3-20-19	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3-20-19	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3-20-19	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3-20-19	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3-20-19	101.PRE

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) are omitted pursuant to a request for confidential treatment that has been filed separately with the Securities and Exchange Commission.
*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Amendment No. 1 to the Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Restoration Robotics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1 to the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Robotics, Inc.

Date: April 29, 2019	By:	/s/ Ryan Rhodes
Ryan Rhodes
President, Chief Executive Officer and Director