Form 10-Q
period 2019-03-31
Restoration Robotics, Inc.
filed 2019-05-15
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Ticker Symbol
Common Stock, $0.0001 par value per share	The Nasdaq Global Market	HAIR

As of May 3, 2019, the registrant had 40,857,012 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESTORATION ROBOTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for shares and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,957	$16,122
Accounts receivable, net of allowance of $1,963 and $1,772 as of March 31, 2019 and December 31, 2018, respectively	6,699	6,569
Inventory	5,207	5,522
Prepaid expenses and other current assets	1,239	1,278
Total current assets	28,102	29,491
Property and equipment, net	1,471	1,299
Restricted cash	83	83
Other assets	166	100
TOTAL ASSETS	$29,822	$30,973
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,193	$3,815
Accrued compensation	1,515	1,771
Other accrued liabilities	2,920	2,337
Deferred revenue	1,384	1,407
Current portion of long-term debt, net of discount of $693 and $617 as of March 31, 2019 and December 31, 2018, respectively	1,974	49
Total current liabilities	11,986	9,379
Other long-term liabilities	655	594
Related party convertible promissory notes (Note 8)	5,000	—
Long-term debt, net of discount of $638 and $746 as of March 31, 2019 and December 31, 2018	17,655	19,418
TOTAL LIABILITIES	35,296	29,391
Commitments and Contingencies (Note 6)
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 40,767,012 and 40,677,012 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	195,189	194,841
Accumulated other comprehensive loss	(14)	(50)
Accumulated deficit	(200,653)	(193,213)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,474)	1,582
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,822	$30,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for shares and per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$5,394	$5,005
Cost of revenue	2,457	3,185
Gross profit	2,937	1,820
Operating expenses:
Sales and marketing	4,570	4,384
Research and development	1,488	2,125
General and administrative	1,992	2,351
Merger related expenses	1,501	—
Total operating expenses	9,551	8,860
Loss from operations	(6,614)	(7,040)
Other expense, net:
Interest expense	(766)	(358)
Other expense, net	(46)	(20)
Total other expense, net	(812)	(378)
Net loss before provision for income taxes	(7,426)	(7,418)
Provision for income taxes	14	13
Net loss attributable to common stockholders	$(7,440)	$(7,431)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,753,012	28,962,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(7,440)	$(7,431)
Other comprehensive income (loss):
Cumulative translation adjustment	36	4
Comprehensive loss	$(7,404)	$(7,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except for shares)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance — December 31, 2018	40,677,012	$4	$194,841	$(50)	$(193,213)	$1,582
Release of restricted stock awards	90,000	—	—	—	—	-
Stock-based compensation	—	—	348	—	—	348
Other comprehensive gain	—	—	—	36	—	36
Net loss	—	—	—	—	(7,440)	(7,440)
Balance — March 31, 2019	40,767,012	$4	$195,189	$(14)	$(200,653)	$(5,474)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,440)	$(7,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	132
Amortization of debt discounts and issuance costs	179	94
Stock-based compensation	348	125
Provision for bad debt	191	263
Changes in operating assets and liabilities:
Accounts receivable	(321)	(876)
Inventory	315	539
Prepaid expenses and other assets	(28)	230
Accounts payable	403	300
Accrued and other liabilities	329	1,062
Deferred revenue	36	607
Net cash used in operating activities	(5,839)	(4,955)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(346)	(260)
Net cash used in investing activities	(346)	(260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party convertible promissory notes, net	4,984	—
Proceeds from exercised stock options	—	196
Principal payments on long-term debt	—	(2,000)
Net cash provided by (used in) financing activities	4,984	(1,804)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	36	4
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,165)	(7,015)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	16,205	23,645
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$15,040	$16,630
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$549	$275
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchase of property and equipment included in accounts payable	$25	$10
Discounts in connection with amendment of long-term debt	$130	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except for shares, per share data and percentages)

1. Nature of Operations

Restoration Robotics, Inc. is a medical device company incorporated in the state of Delaware on November 22, 2002 and headquartered in San Jose, California. The Company develops an image-guided robotic system that enables follicular unit extraction (FUE) and implantation functionality for use in the field of hair transplantation and markets the ARTAS® Robotic System in the United States and certain other countries. In these notes to the unaudited condensed consolidated financial statements, the “Company” and “Restoration Robotics” refers to Restoration Robotics, Inc. and its subsidiaries on a consolidated basis.

Proposed Merger with Venus

On March 15, 2019, the Company entered into the Merger Agreement (the Merger Agreement) with Radiant Merger Sub Ltd., a company organized under the laws of Israel and a directly, wholly-owned subsidiary of the Company (“Merger Sub”), and Venus Concept Ltd., a company organized under the laws of Israel (Venus) to combine the companies in an all-stock transaction (the Merger). The Merger Agreement and the Merger have been approved by the Company’s board of directors and the board of directors of Venus. The transaction is expected to close in the third quarter of 2019, subject to customary closing conditions, including the approval by stockholders of the Company and Venus and receipt of all necessary regulatory approvals.

The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Venus, with Venus continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company.

Under the terms of the transaction, the Company and Venus shareholders will own approximately 15% and 85% of the combined company, respectively, on a fully diluted basis, without giving effect to the shares issued in the proposed equity financing that is expected to close immediately after the merger (the Equity Financing).  EW Healthcare Partners has committed to lead a $21,000 equity investment, priced at $0.825 per share (subject to adjustment for stock splits), in the combined company’s common stock contingent on the closing of the Merger. Additional investors committed to participating in the proposed equity financing include HealthQuest Capital, Madryn Asset Management, Longitude Capital Management, Fred Moll and Aperture Venture Partners. In addition to the equity financing, Fred Moll and InterWest Partners previously funded a $5.0 million convertible note to the Company, which will convert into the combined company’s common stock at the closing of the equity financing led by EW Healthcare, at a price of $0.825 per share (subject to adjustment for stock splits).

Concurrent with closing of the Merger, the Company anticipates effecting a reverse stock split. The Company expects to have approximately 283.2 million shares outstanding (or approximately 18.9 million shares outstanding after giving effect to an anticipated 1-for-15 reverse stock split) and after taking into account shares issued to the former Venus shareholders in the Merger, shares issued as part of the $21,000 equity investment, and shares issued upon conversion of the $5,000 convertible notes issued by the Company in February, 2019, as discussed in Note 8 to the condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations since inception. As of March 31, 2019, and December 31, 2018, the Company has an accumulated deficit of $200,653 and $193,213 and, as of such dates, and through the date of this filing, does not have sufficient capital to fund its planned operations. Because of the Company’s recurring losses from operations and negative cash flows, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s consolidated financial statements as of, and for the year ended, December 31, 2018 that such factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue its operations, the Company must achieve profitable operations and/or obtain additional financing. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. The Company may never become profitable and even if it does attain profitable operations, it may not be able to sustain profitability or positive cash flows on a recurring basis.

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

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 and the condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2019 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and in the opinion of management, reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report filed on Form 10-K for the year ended December 31, 2018, with the SEC on March 20, 2019.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Restoration Robotics, Inc. and its wholly owned subsidiaries, which are organized in the United States, United Kingdom, Spain, Hong Kong and South Korea. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to revenue recognition, allowance for doubtful accounts, inventory valuation, stock-based compensation, warranty accrual and the recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts, investments in money market funds and short-term time deposits. The Company’s restricted cash is held in a separate money market account as collateral for credit cards.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$14,957	$16,122
Restricted cash	83	83
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$15,040	$16,205

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

Concentration of Customers

For the three months ended March 31, 2019, one customer accounted for more than 10% of the Company’s revenue. For the three months ended March 31, 2018, no customer accounted for more than 10% of the Company’s revenue. As of March 31, 2019, and December 31, 2018, no customers accounted for more than 10% of the Company’s accounts receivable.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014‑09, Revenue from Contracts with Customers (Topic 606), as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, (collectively, ASU 2014-09). ASU 2014-09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services and provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. The Company adopted the new revenue standard on January 1, 2019, using the modified retrospective transition method applied to those contracts which were not completed as of that date. See Note 3. Revenue, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.

In June 2018, the FASB issued ASU No. 2018-7, Compensation – Stock Compensation (Topic 718)— Improvements to Nonemployee Share-Based Payment Accounting. This guidance supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted this standard on January 1, 2019 using the modified retrospective adoption method. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures and no cumulative-effect adjustment was recorded to accumulated deficit at January 1, 2019.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), or ASU 2016‑02, as amended by ASU 2019-01 issued in March 2019, (collectively, ASU 2016-02), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. Under ASU 2016‑02, a lessee would recognize a lease liability for the obligation to make lease payments and a right‑to‑use asset for the right to use the underlying asset for the lease term. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. As an Emerging Growth Company, this standard is effective for the Company in annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the standard and its impact on the condensed consolidated financial statements. However, the Company does expect a material change in its consolidated assets and liabilities upon adoption of this standard.

3. REVENUE

Change in Accounting Principle

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company adopted the standard effective January 1, 2019 using the modified retrospective method. This approach was applied to all contracts that were not completed as of January 1, 2019. The adoption of Topic 606 did not have a material impact on the Company’s historical net losses and, therefore, no adjustment was made to the opening balance of accumulated deficit at January 1, 2019. Therefore, the comparative 2018 period has not been adjusted and continues to be reported under Topic 605.

Topic 606’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will:

•	Identify the contract(s) with a customer;

•	Identify the performance obligations in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to the performance obligations in the contract; and

•	Recognize revenue when (or as) the entity satisfies a performance obligation.

Impact on Financial Statements

In accordance with Topic 606, the disclosure of the impact of the change in accounting principle to the unaudited condensed consolidated statements of operations and balance sheets was as follows:

	Three months ended March 31, 2019
Condensed Consolidated Statements of Operations Data	As Reported	Adjustments	Balance Without ASC 606 Adoption
Revenue	$5,394	$(169)	$5,225
Gross profit	2,937	(169)	2,768
Total operating expenses	9,551	11	9,562
Loss from operations	(6,614)	(180)	(6,794)
Net loss before provision for income taxes	(7,426)	(180)	(7,606)
Net loss attributable to common stockholders	$(7,440)	$(180)	$(7,620)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.01)	$(0.19)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,753,012		40,753,012

	March 31, 2019
Condensed Consolidated Balance Sheets Data	As Reported	Adjustments	Balance Without ASC 606 Adoption
Assets
Prepaid expenses and other current assets	$1,239	$(132)	$1,107
Other assets	166	(48)	118
Stockholders' deficit
Accumulated deficit	(200,653)	(180)	(200,833)

Revenue Recognition

The Company generates revenue primarily through the sale and delivery of promised goods and services, which consists of the sale of ARTAS® and ARTAS® iX Systems, training on the systems, extended service contracts, consumables and marketing services. Revenue is recognized when control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. Sales prices are documented in the executed sales contract or purchase order prior to the transfer of control to the customer. Customers may enter into a separate extended service agreement (referred to as ARTAS Care) to purchase an extended warranty for products from the Company whereby the payment is due at the inception of the agreement or in monthly installment payments. Revenue for ARTAS Care is recognized ratably over the term of the agreement.

The Company also utilizes distributors to sell ARTAS® and ARTAS® iX Systems and related consumables in certain markets outside of the United States. The Company recognizes revenue when control of the goods or services is transferred to the distributors. Standard terms for all agreements with either end customers or distributors do not allow for right of return, refunds, payment contingent on obtaining financing or other terms that could impact the customer’s payment obligation. Payment terms for U.S. customers are generally at shipment, delivery, or within 30 day of shipment, while payment terms for customers outside of the U.S. vary between 30 and 180 days after shipment.

Performance Obligations, Determination and Allocation of Transaction Price and Method of Recognition

The Company's system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations. These performance obligations include: ARTAS® or ARTAS® iX System, including related accessories and software license (considered as one performance obligation), product training, consumables (consisting of harvest or site making/implantation kits), extended service contracts and marketing services. All ARTAS® and ARTAS® iX Systems include an assurance-type standard warranty, generally for a 12-month period. ARTAS Care (extended warranty service contract) will commence at the expiration of the standard warranty period. For multiple performance obligations arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price (SSP), which is based on a combination of observable prices or management’s best estimate of standalone selling price when an observable price is not available.

ARTAS® and ARTAS® iX Systems and consumables are performance obligations that are satisfied at a point in time (upon shipment), whereas ARTAS Care, product training, and marketing services are performance obligations that are satisfied over time (e.g. straight line over the performance period or as training and marketing services are performed).

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period as follows (in thousands):

Revenue	2019	2020	2021	2022 and Thereafter	Total
System related	$339	$—	$—	$—	$339
Procedure-based	238	—	—	—	238
Service-related fees	807	176	25	112	1,120
Total	$1,384	$176	$25	$112	$1,697

Shipping and Freight Costs

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs. Additionally, sale taxes are excluded from revenue.

Practical Expedients

In connection with the Company’s adoption of Topic 606, the Company elected to use the following practical expedients (i) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; and (iii) not to recast revenue for contracts that begin and end in the same fiscal year.

Costs to Obtain Customer Contracts

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. Except for sales commissions that would have been amortized in one year or less, which we have elected the practical expedient discussed above, certain sales commissions related to ARTAS Care and consumables that are sold bundled with the ARTAS® and ARTAS® iX Systems, are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have estimated to be three years for ARTAS Care extended warranty service contracts and five years for consumables. We determined the period of benefit by taking into consideration the length of the customer contracts, the Company’s technology lifecycle, and other factors. Amortization expense is recorded in sales and marketing expense within the condensed consolidated statement of operations. As of March 31, 2019, short-term and long-term unamortized deferred compensation were $3 and $8, which are included in “Prepaid and other current assets” and “Other Assets,” respectively, on the condensed consolidated balance sheets.

Deferred Revenue (Remaining Performance Obligations)

The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized primarily from ARTAS Care extended warranty service contracts, product training and marketing services not yet rendered to customers.

Three months ended March 31, 2019
Balance at the beginning of the period	$1,661
Additions	615
Recognition of deferred revenue	(579)
Balance at the end of the period	$1,697
Less: Deferred revenue - current	$1,384
Deferred revenue - non-current (A)	$313
(A)	Included in “Other long-term liabilities” on the condensed consolidated balance sheets as of March 31, 2019.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The following tables provide information about disaggregated revenue from contracts with customers into geographic regions, and the nature of the products and services:

	Three Months Ended
	March 31,
	2019	2018
United States	$3,183	$2,255
Europe and Middle East	1,115	973
Asia Pacific	688	1,104
Rest of World	408	673
Total revenue	$5,394	$5,005

	Three Months Ended
	March 31,
	2019	2018
Systems	$3,553	$2,005
Procedure-based	1,362	2,473
Service-related fees	479	527
Total revenue	$5,394	$5,005

4. NET LOSS PER SHARE

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2019	2018
Options to purchase common stock	3,970,513	1,950,853
Warrants for common stock	272,211	306,456
Total potential dilutive shares	4,242,724	2,257,309

5. FAIR VALUE MEASUREMENTS

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair market value because of the short-term nature of those instruments. The Company’s Term Loan with Solar and Convertible Promissory Notes (both discussed further in Note 8) have fair values that approximate their carrying value.

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

The following tables summarize the levels of fair value measurements of the Company’s cash equivalents:

	Fair Value Measurements as of March 31, 2019
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market account	$13,715	$—	$—	$13,715
Restricted cash:
Money market account	83	—	—	83
Total assets	$13,798	$—	$—	$13,798

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market account	$13,968	$—	$—	$13,968
Restricted cash:
Money market account	83	—	—	83
Total assets	$14,051	$—	$—	$14,051

6. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$2,114	$2,464
Work-in-process	92	323
Finished goods	3,001	2,735
Total inventory	$5,207	$5,522

Property and Equipment, Net

Property and equipment, net consist of the following:

	March 31,	December 31,
	2019	2018
Equipment	$3,844	$3,531
Computer hardware and software	910	901
Leasehold improvements	874	874
Furniture and fixtures	457	457
Total property and equipment	6,085	5,763
Less: Accumulated depreciation and amortization	(4,614)	(4,464)
Total property and equipment, net	$1,471	$1,299

Depreciation and amortization expense was $149 and $132 for three months ended March 31, 2019 and 2018, respectively.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various operating leases including 23,000 square feet of office space and 2,500 square feet of manufacturing space in San Jose, California, which expire in April 2022 and April 2019, respectively. After April 2019, our manufacturing space is on a month-to-month lease arrangement.

Aggregate future minimum lease payments required under the Company’s operating leases as of March 31, 2019 are as follows:

Years Ending December 31,
2019 (remaining 9 months)	$389
2020	534
2021	550
2022	188
Total future minimum lease payments	$1,661

Total rent expense was $163 and $103 for three months ended March 31, 2019 and 2018, respectively.

Commitments

The Company has two master agreements and a component pricing agreement with Evolve Manufacturing Technologies, Inc. (Evolve) for the supply of the ARTAS® System and consumable products. The terms of these master agreements are substantially similar. The master agreement for the sale of ARTAS® Systems was effective beginning on April 1, 2016 and the master agreement for the sale of kits used with the ARTAS System was effective beginning on March 1, 2016. Both agreements are effective for an initial term of two years and will continue to automatically renew for additional twelve-month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term, if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term. Under the agreements, the Company has future purchase commitments up to $285 as of March 31, 2019.

In March 2018, the Company received U.S. FDA 510(k) clearance to expand the ARTAS® System technology to include an implantation functionality, referred to as ARTAS® iX. Based on manufacturing changes associated with the ARTAS® iX System, the Company determined that certain components procured or expected to be procured by Evolve, will be in excess of expected demand or usage based on the advance notice the Company provided to Evolve under the term of the agreement mentioned above. Additionally, in the fourth quarter of 2018, the Company recorded a $188 charge related to other excess purchase commitments from another vendor based on cost reduction changes in 2019. Although the Company will be taking steps to minimize the adverse impact on the Company’s business, based on information available as of March 31, 2019, the Company’s management recorded a loss contingency accrual of $473 which is included in “Other accrued liabilities” on the condensed consolidated balance sheets as of March 31, 2019.

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

Legal Proceedings

From time to time the Company is involved in litigation arising out of claims in the normal course of business. Based on the information presently available, management believes that there are no claims or actions pending or threatened against the Company, the ultimate resolution of which will have a material effect on the Company’s financial position, liquidity or results of operations, although the results of litigation are inherently uncertain.

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

On August 8, 2018, the Company, along with certain of its current and former executive officers and directors, filed a motion to dismiss the Wong complaint based on the forum selection clause designating the federal district courts as the exclusive forum for claims arising under the Securities Act contained in the Company’s Amended and Restated Certificate of Incorporation, and which asked the court in the alternative to stay the Wong action. Also, on August 8, 2018, the venture capital investor and underwriters’ defendants in the Wong action filed demurrers to the Wong complaint, and the Company, along with certain of its current and former executive officers and directors, joined in the venture capital investor defendants’ demurrer. A hearing on the Company’s motion to dismiss and the demurrers to the Wong complaint was held on October 24, 2018.  On October 25, 2018, the Court ordered the defendants’ demurrers to the complaint sustained with leave to amend and granted an extension of time for plaintiff to serve a First Amended Complaint until further order of the Court. On January 31, 2019, the Court stayed the case and stayed any decision on the Company’s motion to dismiss on forum selection grounds pending resolution of an appeal of Sciabacucchi v. Salzberg, a case addressing similar issues in Delaware.

On October 2, 2018, the U.S. Northern District Court granted a Motion for Consolidation of Related Actions, Appointment as Lead Plaintiff and Approval of Lead Counsel filed by Plaintiff Edgardo Guerrini, which consolidated the Guerrini and Yzeiraj actions under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD. On November 30, 2018, Lead Plaintiff Edgardo Guerrini filed a Consolidated Amended Complaint for violations of federal securities laws asserting the same claims, against the same defendants, as his original complaint but adding certain allegations in support of those claims. On January 29, 2019, the Company, along with certain of its current and former executive officers and directors, filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rule of Civil Procedure 12(b)(6). The venture capital defendants and underwriter defendants filed joinders to the Company’s motion to dismiss on the same day. A hearing on the Company’s motion to dismiss is scheduled for July 11, 2019. The Company is unable to predict the date on which the District Court will issue any decision on the motion to dismiss at this time.

The Company believes that these lawsuits are without merit and management intends to vigorously defend against these claims.

8. LONG-TERM DEBT

Issuance of Related Party Convertible Promissory Notes

On February 28, 2019, the Company entered into a Note Purchase Agreement pursuant to which the Company raised $5,000 through the issuance of two unsecured subordinated convertible promissory notes (the Notes) to Frederic Moll, M.D., one of the Company’s directors, and Interwest Partners IX, LP, one of the Company’s stockholders affiliated with Gil Kliman, M.D., one of the Company’s directors (together, the Investors).

The maturity date of the Notes is August 28, 2020 (the Maturity Date). The Notes bear interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. The Notes are unsecured and subordinate in priority to the Company’s existing obligations under the Solar Agreement.

All of the outstanding principal and unpaid accrued interest on the Notes will automatically be converted into shares of the same class and series of capital stock of the Company issued to other investors in any Qualified Financing to occur after the date of the Notes, at a conversion price equal to the price per share of the securities of the Company sold in such Qualified Financing. A “Qualified Financing” means the first issuance or series of related issuances of capital stock of the Company after the date of the Notes with gross proceeds to the Company of at least $20,000. The Company anticipates that the potential Equity Financing discussed above will constitute a Qualified Financing. Upon the occurrence of certain events of default or the Maturity Date, the Notes require the Company to repay the principal amount of the Notes and any unpaid accrued interest. Issuance costs associated with the Notes were not significant and accrued interest of $35 through March 31, 2019 is reported in “Other Long-Term Liabilities” on the condensed consolidated balance sheets.

Loan and Security Agreement

In May 2018, the Company entered into a Loan and Security Agreement and as subsequently amended (the Solar Agreement) with Solar Capital Ltd. (Solar) and certain other lenders thereunder (together with Solar, the Lenders), and Solar, as the Collateral Agent. The Solar Agreement consists of a four-year term loan for an aggregate principal amount of $20,000 (the Borrowings), for working capital, to fund the Company’s general business requirements and to repay indebtedness of the Company to Oxford Finance LLC (the Oxford Agreement). The Company used $10,085 of the loan proceeds to repay the outstanding principal of $8,667, a final payment fee of $1,300 plus accrued interest and prepayment fees of $118 under the Oxford Agreement. The Borrowings under the Solar Agreement bear interest through maturity at a rate equal to the U.S. Dollar LIBOR rate plus 7.95% per annum (the Interest Rate). The outstanding balance on the loan was $20,000 and accrued interest totaled $180 as of March 31, 2019. The Interest Rate was 10.1% at March 31, 2019.

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

In addition, pursuant to the Solar Agreement, the Company issued the Lenders warrants (the Warrants) to purchase an aggregate of 161,725 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $3.71 per share. The Warrants were immediately exercisable upon issuance, and excluding certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the Warrants issued was determined to be $404 using a Black-Scholes valuation model with the following assumptions: common stock price at issuance of $3.71 per share; exercise price of $3.71; risk-free interest rate of 2.97% based upon observed risk-free interest rates; expected volatility of 55.50% based on the Company’s implied volatility; expected term of ten years, which is the contractual life of the Warrants; and a dividend yield of 0%. The fair value of the Warrants was recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s condensed consolidated balance sheet. The debt discount is being amortized as interest expense over the term of the Solar Agreement, using the effective interest method.

The third-party transaction costs (not paid directly to the lenders) related to the debt of $404 are accounted for as a debt discount and classified within notes payable on the Company’s condensed consolidated balance sheet and amortized as interest expense over the term of the loan using the effective interest method. Unamortized debt discounts related to the Oxford Agreement and all fees paid directly to Solar and Oxford totaling $505 in connection with the debt financing in May 2018 were written off to “Other income (expense), net” in the condensed consolidated statements of operations.

The obligations under the Solar Agreement are secured by a lien on substantially all the Company’s property. The Solar Agreement contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, require the Company and its subsidiary to satisfy certain financial covenants including covenants requiring the Company to satisfy certain revenue and liquidity thresholds, and restricts the ability of the Company and its subsidiary’s ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the Lenders under the Solar Agreement to declare the Borrowings, together with accrued but unpaid interest and certain Prepayment Fees, to be immediately due and payable. On November 2, 2018, the Solar Agreement was amended to modify the compliance requirement for certain revenue and liquidity thresholds. As part of this amendment, the Company paid a fee of $50 to the Lenders and cancelled 161,725 Warrants (originally issued in May 2018, as mentioned above) and issued 161,725 new warrants of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.76 per share. All other terms of the Warrants were unchanged.

On February 13, 2019, the Company entered into a Third Amendment to the Loan and Security Agreement (the Third Amendment), which amended the Solar Agreement with the Lenders. Pursuant to the terms of the Third Amendment, the Solar Agreement was amended to modify the compliance requirement for certain liquidity thresholds to provide the Company with additional flexibility. As part of the Third Amendment, the Final Fee (as defined in the Solar Agreement) that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased to $960. In addition, the Solar Agreement was amended to include certain additional changes to covenants covering certain operational milestones. As of March 31, 2019, the Company was in compliance with all covenants under the Solar Agreement, as amended.

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

The scheduled principal payments on the outstanding borrowings as of March 31, 2019 are as follows:

As of
March 31, 2019
2019 (remaining 9 months)	$667
2020	13,000
2021	8,000
2022	4,293
2023	—
Total	25,960
Less debt discount	(1,331)
Less current portion	(1,974)
Non-current portion	$22,655
Reported as:
Convertible promissory notes	$5,000
Long-term debt	17,655
Total non-current portion	$22,655

9. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the conversion of all outstanding common stock warrants, plus options granted and available for grant under the incentive plans.

	March 31,	December 31,
	2019	2018
Outstanding common stock warrants	272,211	272,211
Outstanding and issued stock options	3,970,513	3,989,432
Shares reserved for future option grants	1,069,271	437,241
Total common stock reserved for issuance	5,311,995	4,698,884

10. STOCK OPTION PLAN

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

The Company recognized stock-based compensation for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$9	$4
Sales and marketing	135	22
Research and development	24	15
General and administrative	180	84
Total stock-based compensation	$348	$125

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes-Merton option pricing model, based on the following assumptions:

	Three Months Ended
	March 31,
	2019	2018
Expected term (years)	5.1	6.1
Risk-free interest rate	2.65%	2.40%
Expected volatility	60.00%	55.50%
Dividend yield	0%	0%

The following table summarizes stock option activity under the Company’s stock option plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
Outstanding — December 31, 2018	3,989,432	$1.95	8.7	$—
Options granted	20,000	0.83
Options cancelled	(38,919)	1.37
Outstanding — March 31, 2019	3,970,513	$1.95	8.3	$—
Vested and expected to vest — March 31, 2019	3,582,709	$1.96	8.2	$—
Exercisable — March 31, 2019	1,459,630	$1.97	7.3	$—

The weighted-average grant date fair value of options granted was $0.44 per share for three months ended March 31, 2019.

No options were exercised for the three months ended March 31, 2019. The total intrinsic value of options exercised was $14.8 for the three months ended March 31, 2018.

Unamortized stock-based compensation was $2,090 as of March 31, 2019, which is expected to be recognized over a weighted-average period of approximately 2.92 years.

Restricted Stock Awards

The Company’s Board of Directors appointed Keith Sullivan, a current Board member of the Company, as interim Chief Commercial Officer, effective November 1, 2018, and for a period up to one year. Under the terms of the arrangement, Mr. Sullivan was granted 360,000 restricted stock awards, which shall vest in quarterly installments equal to 25% of the shares starting with the first vest date on January 15, 2019 so long as Mr. Sullivan is providing services. As of March 31, 2019, the Company had $144 of unrecognized compensation expense, net of estimated forfeitures, which it expects to recognize over the next seven months. The aggregate intrinsic value of the RSAs outstanding was $159.

Restricted Stock Units

On February 27, 2019, the Company’s Board of Directors granted our Chief Financial Officer and interim Chief Commercial Officer each 500,000 restricted stock units that will vest contingent on the closing of the merger of the Company with Venus (as discussed in Note 1). During the three months ended March 31, 2019, no stock-based compensation expense was recorded.

11. INCOME TAXES

The Company generated a loss for the three months ended March 31, 2019 and 2018 and incurred $14 and $13 of tax expense for the three months ended March 31, 2019 and 2018, respectively. The Company’s effective tax rate is (0.19)% and (0.17)% for income tax for the three months ended March 31, 2019 and 2018, respectively and the Company expects that its effective tax rate for the full year 2019 will be (0.17)%. Based on available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the Company’s U.S. federal, U.S. state and Korea deferred tax assets will not be realized and therefore a valuation allowance has been provided on these net deferred tax assets.

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

Uncertain Tax Positions

Accounting Standards Codification 740-10 requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of March 31, 2019 is approximately $1,490 and related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) and other filings we have made with the SEC.

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

Overview

We are a medical technology company developing and commercializing a robotic device, the ARTAS® System, which assists physicians in performing many of the repetitive tasks that are a part of a follicular unit extraction, or FUE surgery, a type of hair restoration procedure. We believe the ARTAS® System is the first and only physician assisted robotic system that can identify and dissect hair follicular units directly from the scalp, create recipient implant sites and robotically implant the hair follicles into the implant sites. In addition to the ARTAS® System, we also offer the ARTAS Hair Studio application, an interactive three-dimensional patient consultation tool that enables a physician to create a simulated hair transplant model for use in patient consultations. We received clearance from the U.S. Food and Drug Administration, or FDA, in April 2011 to market the ARTAS® System in the U.S., and we have sold the ARTAS® System into 37 other countries. In March 2018, we received 510(k) clearance from the FDA to expand the ARTAS® technology to include implantation. In the third quarter of 2018, we commercially launched the next generation ARTAS® System, called ARTAS® iX System, which incorporates the implantation functionality as well as other functionalities. As of March 31, 2019, the ARTAS® System and ARTAS Hair Studio application are protected by over 80 patents in the U.S. and over 110 international patents.

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

Proposed Merger with Venus

On March 15, 2019, we entered into the Merger Agreement (the Merger Agreement) with Venus Concept Ltd. (Venus) to combine the companies in an all-stock transaction (the Merger). The Merger Agreement and the Merger have been approved by our board of directors and the board of directors of Venus. The transaction is expected to close in the third quarter of 2019, subject to customary closing conditions, including the approval by our stockholders and the stockholders of Venus as well as the receipt of all necessary regulatory approvals.

Under the terms of the transaction, our and Venus shareholders will own approximately 15% and 85% of the combined company, respectively, on a fully diluted basis, without giving effect to the shares issued in the proposed equity financing that is expected to close immediately after the merger.  EW Healthcare Partners has committed to lead a $21.0 million equity investment, priced at $0.825 per share (subject to adjustment for stock splits), in the combined company’s common stock contingent on the closing of the merger transaction. Additional investors committed to participating in the proposed equity financing include HealthQuest Capital, Madryn Asset Management, Longitude Capital Management, Fred Moll and Aperture Venture Partners. In addition to the equity financing, Fred Moll and InterWest Partners previously funded a $5.0 million convertible note (the Notes), which will convert into the combined company’s common stock at the closing of the equity financing led by EW Healthcare, at a price of $0.825 per share (subject to adjustment for stock splits).

Concurrent with closing of the Merger, we anticipate effecting a reverse stock split. We expect to have approximately 283.2 million shares outstanding (or approximately 18.9 million shares outstanding after giving effect to an anticipated 1-for-15 reverse stock split) and after taking into account shares issued to the former Venus shareholders in the merger, shares issued as part of the $21.0 million equity investment, and shares issued upon conversion of the $5.0 million Notes.

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO and subsequent public follow-on offering, private placements of our equity securities and, to a lesser extent, through debt financings, exercises of our common stock warrants and payments from our customers. As of March 31, 2019, we had cash and cash equivalents of $15.0 million.

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

Significant Investment in our Sales and Marketing

We have made certain strategic changes to and investments in our U.S. sales and global marketing organizations, which included terminating certain personnel and hiring new personnel and realigning our reporting and leadership structure in the sales organization. For example, throughout 2018 we were increasing the size of our U.S. sales force by hiring sales professionals with experience selling capital equipment and equipment to physicians in the aesthetic market. In addition, we were investing significantly in our sales and marketing efforts related to the launch of the ARTAS® iX System. Strategically, we have been focused on our branding and have consolidated our regional marketing teams to standardize our messaging and focus of our marketing spending with an aim to be more efficient and cost-effective. As a result, we have seen a reduction in and improved efficiency of our marketing spending.

While we increased revenue in 2019 because of increased unit sales, these sales initiatives have also increased our sales and marketing expenses. Furthermore, we anticipate as we continue to advance the commercialization of the ARTAS® iX System, our sales and marketing expenses will continue to increase.

Revenue Composition and Trends

The following table reflects revenue by category:

	Three Months Ended
	March 31,
	2019	2018
Systems	$3,553	$2,005
Procedure-based	1,362	2,473
Service-related fees	479	527
Total revenue	$5,394	$5,005

We derive our revenue from the sale and service of ARTAS® Systems and procedure-based fees.

•

Revenue from systems for the three months ended March 31, 2019 increased as compared to the same period in 2018 due to the average sales price of our systems sold during the period being higher as a result of the launch of the ARTAS® iX Systems in the third quarter of 2018 in the United States and Europe in the fourth quarter of 2018, which has a higher average sales price. We anticipate U.S. and Europe revenue from systems sold going forward to be primarily from ARTAS iX Systems, while revenue from systems sold outside of these two regions to be primarily from the existing ARTAS Systems until the time, if and when, we receive regulatory approval for the ARTAS® iX System.

•

Revenue from procedure-based fees for the three months end March 31, 2019 decreased as compared to the same period in 2018. Revenue from procedure-based fees for the three months ended March 31, 2019, decreased at least in part due to the timing of prior period purchases of bulk procedures, with customers purchasing bulk procedures in prior periods and using them during in later quarterly periods which we believe resulted in fewer procedures being purchased in the three months ended March 31, 2019.

•	Service-related fees did not change significantly for the three months ended March 31, 2019 as compared to the same period in 2018.

Historically, the majority of our revenue and our revenue growth has been generated through system sales. While we would expect our procedure-based fees to increase as our installed base of ARTAS® and ARTAS® iX Systems grow worldwide, the total number of procedures has not followed the increase in our installed base of systems sold. For example, our procedure-based revenue decreased for the three months ended March 31, 2019, as compared to the same period in 2018, whereas our installed base has grown from 2018 to 2019. While procedure-based revenue has increased, on from a year-to-date perspective, more than our revenue from system sales on a combined basis, during the aforementioned periods, we believe that revenue from procedure-based fees may not grow proportionally as compared to the increase in our installed base and that it could vary from quarter-to-quarter due to a number of factors, including:

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

Revenue from Markets Outside the U.S.

Since launching the ARTAS® System in 2011, we have obtained clearance to sell our products in over 60 countries. In June 2012, we obtained our CE mark to sell our product into the European Economic Area, or EEA. We have sold into 37 countries and sell directly into the U.S., Korea, Hong Kong, Singapore, Spain, Poland, Benelux, Scandinavia, Portugal, the Netherlands and through distributors in the other countries. We obtained clearance to sell in China in September 2016. However, we have not obtained any regulatory approvals or clearances outside of the U.S. and Europe for our implantation functionality.

Revenue from markets outside of the U.S accounted for 41% of our total revenue in the first three months of 2019, compared to 55% from the same period in 2018. Although we will continue to invest resources outside of the U.S., we anticipate that the strategic shift in our sales strategy towards the U.S. market will impact the revenue mix between the U.S. and non-U.S. markets. In particular, in connection with our newly launched ARTAS® iX System, which is only cleared for sale in the U.S., our marketing efforts are highly focused on the U.S.

Internationally, both the ARTAS® and ARTAS® iX System unit sales and procedure-based fees decreased in the first three months of 2019 relative to the first three months of 2018. We believe the decline in system sales in the Asia Pacific region was due in part to potential customers delaying their purchase until the ARTAS® iX System is approved or cleared for use in their region.

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

Factors Affecting Comparability

We anticipate that our quarterly results of operations may fluctuate for the foreseeable future due to several factors, including the performance of our direct sales force and international distributors, the launch of our implantation functionality and the ARTAS® iX System, and unanticipated interruptions and expenses related to our operations and the proposed merger with Venus. In addition, due to the long lead time to finalize ARTAS® and ARTAS® iX-Systems unit sales with our physician customers, and the significant impact each unit sale has on a period’s revenue due to the price of each unit, our quarterly revenue may not be comparable from one period to another.

Furthermore, our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue	$5,394	$5,005	$389	8%
Cost of revenue	2,457	3,185	(728)	(23)
Gross profit	2,937	1,820	1,117	61
Gross margin	54%	36%
Operating expenses:
Sales and marketing	4,570	4,384	186	4
Research and development	1,488	2,125	(637)	(30)
General and administrative	1,992	2,351	(359)	(15)
Merger related expenses	1,501	—	1,501	100
Total operating expenses	9,551	8,860	691	8
Loss from operations	(6,614)	(7,040)	426	(6)
Other expense, net:
Interest expense	(766)	(358)	(408)	114
Other expense, net	(46)	(20)	(26)	130
Total other expense, net	(812)	(378)	(434)	115
Net loss before provision for income taxes	(7,426)	(7,418)	(8)	0
Provision for income taxes	14	13	1	8
Net loss	$(7,440)	$(7,431)	$(9)	0%

Revenue. Revenue increased 8% for the three months ended March 31, 2019, compared to the same period in 2018. The change in revenue was primarily due to the increased average selling price of our system sales for the three months ended March 31, 2019, as compared to the same period in 2018 due to the launch of ARTAS iX System in the third quarter of 2018, which have a higher average sales price. We sold 14 systems in the three months ended March 31, 2019, as compared to eight systems in the three months ended March 31, 2018. For the three months ended March 31, 2019, the revenue increase was partially offset by a decrease of $1.1 million from procedures-based fees, as compared to same period in 2018. The fluctuations in procedures-based fees was due to a significant number of ARTAS procedures being purchased prior to January 1, 2019 and being performed after that date, which we believe resulted in fewer procedures being purchased in the three months ended March 31, 2019.

Gross Margin. Gross margin typically fluctuates with product mix, selling prices, material costs and revenue level. Gross margin for the three months ended March 31, 2019 increased by 18 percentage points compared to the same period in 2018. The increase for the three months ended March 31, 2019 was primarily driven by certain cost efficiencies from manufacturing of our ARTAS iX System.

Sales and Marketing. Sales and marketing expenses increased 4%, for the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily due to the ongoing commercialization efforts for the ARTAS® iX System.

Research and Development. Research and development expense decreased 30%, for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily due to lower outside services and consulting costs associated with the development of the ARTAS® iX System, which was commercially launched in July 2018.

General and Administrative. General and administrative expenses decreased 15%, for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily the result of reduced professional service costs, consisting of accounting, consulting, legal and other professional fees incurred in connection with our first year as a public company in 2018.

Merger related expenses. Merger expenses increased 100% due to the pending merger transaction between our Company and Venus as further described in the overview section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense. Interest expense increased 114% for the three months ended March 31, 2019, compared to the same period in 2018. The increase in interest expense between the three-month periods was related to a higher average principal balance of our outstanding long-term-debt obligations as we refinanced our debt obligations with Solar in May 2018, which had a higher outstanding balance than the loan with our previous lender.

Other expense, Net. Other expense, net change was not significant.

Provision for income tax: Our effective tax rate is (0.19%) for income tax for the three months ended March 31, 2019, and we expect that our effective tax rate for the full year 2019 will be (0.17%). Based on available evidence, including cumulative losses since inception and expected future losses, we have determined that it is more likely than not that our U.S. federal, U.S. state and Korea deferred tax assets will not be realized and therefore a valuation allowance has been provided on the U.S. federal, U.S. state and Korea net deferred tax assets.

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

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. Our net loss was $7.4 million for each of the three months ended March 31, 2019 and 2018. As of March 31, 2019, we had an accumulated deficit of $200.7 million. As of March 31, 2019, and December 31, 2018, we had cash and cash equivalents of $15.0 million and $16.1 million, respectively. As of the filing date of this Quarterly Report, we believe our current cash and cash equivalents will not be sufficient to fund our operations for the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern.

Debt Obligations

On May 10, 2018, we entered into a Loan and Security Agreement, as amended (the Solar Agreement) with Solar Capital Ltd. (Solar) and certain other lenders thereunder (together with Solar, the Lenders). Pursuant to the terms of the Solar Agreement, we borrowed $20.0 million with an interest rate at U.S. Dollar LIBOR plus 7.95% per annum (the Borrowings). All amounts borrowed under the

Solar Agreement are secured by liens over all personal property of the Company. Monthly payments on any amounts drawn shall consist of the interest only payments for the first 18 months, followed by payments of principal and accrued interest monthly thereafter until the four-year anniversary of the date of the Solar Agreement. In connection with the Solar Agreement, we granted the Lenders warrants to purchase an aggregate of 161,725 shares of our common stock exercisable at a price of $3.71 per share. On November 2, 2018, the Solar Agreement was amended to modify the compliance requirement for certain revenue and liquidity threshold. As part of this amendment, we paid a fee of $50,000 to the Lenders and cancelled 161,725 Warrants (originally issued in May 2018, as mentioned above) and issued 161,725 new warrants of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.76 per share. All other terms of the Warrants were unchanged. On February 13, 2019, the Solar Agreement was amended to modify the compliance requirement for certain liquidity thresholds. As part of this amendment, the Final Fee (as defined in the Solar Agreement) that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased to $960,000. In addition, the Solar Agreement was amended to include new covenants covering certain operational milestones. As of March 31, 2019, we were in compliance with all required covenants under the Solar Agreement, as amended.

On February 28, 2019, we raised $5.0 million through the issuance of Notes to Frederic Moll, M.D., one of our directors, and Interwest Partners IX, LP, one of our stockholders affiliated with Gil Kliman, M.D., one of our directors. The maturity date of the Notes is August 28, 2020. The Notes bear interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. The Notes are unsecured and subordinate in priority to our existing obligations under the Solar Agreement.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Cash used in operating activities	$(5,839)	$(4,955)
Cash used in investing activities	(346)	(260)
Cash provided by (used in) financing activities	4,984	(1,804)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	36	4
Net decrease in cash, cash equivalents and restricted cash	$(1,165)	$(7,015)

Cash Flows from Operating Activities

For the three months ended March 31, 2019, cash used in operating activities of $5.8 million was attributable to a net loss of $7.4 million, partially offset by $0.9 million in non-cash charges and an increase from operating assets and liabilities of $0.7 million. The non-cash charges consisted primarily of stock-based compensation of $0.3 million, depreciation and amortization of $0.2 million, amortization of debt discounts and issuance costs of $0.2 million and provision for bad debt of $0.2 million. The net change in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued other liabilities of $0.7 million and an increase in inventory of $0.3 million primarily due to an increase in raw materials for ARTAS® iX System, which was offset by a decrease in accounts receivable of $0.3 million due to the timing of collections from customers in the first quarter of 2019.

For the three months ended March 31, 2018, cash used in operating activities of $5.0 million was attributable to a net loss of $7.4 million, partially offset by $0.6 million in non-cash charges and an increase from operating assets and liabilities of $1.9 million. The non-cash charges consisted primarily of provision for bad debt of $0.3 million, depreciation and amortization of $0.1 million, amortization of debt discounts and issuance costs of $0.1 million, stock-based compensation of $0.1 million. The net change in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued other liabilities of $1.4 million, an increase in deferred revenue of $0.6 million due to ARTAS System service contracts added in the first quarter of 2018 and the deferral of one ARTAS System sold, and an increase in inventory of $0.6 million as well as an increase in prepaid and other assets of $0.2 million, which was offset by a decrease in accounts receivable of $0.9 million due to the timing of collections from customers in the first quarter of 2018.

Cash Flows from Investing Activities

For the three months ended March 31, 2019 and 2018, cash used in investing activities related to purchases of property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2019, cash provided by financing activities was $5.0 million, consisting of net proceeds from our Convertible Promissory Notes of $5.0 million.

For the three months ended March 31, 2018, cash used in financing activities was $1.8 million, consisting of the $2.0 million payment of principal on our long-term debt, partially offset by $0.2 million of stock option exercises.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2019, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(dollars in thousands)
Debt obligations, including interest (1)	$4,753	$23,686	$2,311	$—	$30,750
Operating leases	389	1,084	188	—	1,661
Total contractual obligations	$5,142	$24,770	$2,499	$—	$32,411

(1)

Represents our loan with Solar as well as our Convertible Promissory Notes and our anticipated repayment schedule for the loans. Pursuant to our loan agreement with Solar, the loan will mature in May 2022. The loan with Solar accrues interest at prime plus 7.95% per annum. The outstanding principal balance on the Solar loan was $20.9 million as of March 31, 2019, which includes a final payment of $0.9 million to Solar on the maturity of the loan. The Convertible Promissory Notes accrues interest at 8.0% per annum. The outstanding principal balance plus accrued interest matures on August 28, 2020, unless converted into common stock of the Company prior to maturity.

In addition to the contractual obligations listed in the table above, in March 2018, we received U.S. FDA 510(k) clearance to expand the ARTAS® System technology to include an implantation functionality. Based on manufacturing changes associated with the ARTAS® System, we determined that certain components procured or expected to be procured by Evolve Manufacturing Technologies, Inc., our single third-party manufacturer, who assemble the ARTAS® Systems, will be in excess of expected demand or usage. Additionally, in the fourth quarter of 2018, the Company recorded a charge related to other excess purchase commitments from another vendor based on cost reduction changes in 2019. As a result, we recorded a loss contingency accrual of $0.5 million and included in “Other accrued liabilities” on the condensed consolidated balance sheets as of March 31, 2019.

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structure finance entities.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for the change in our revenue accounting policy, as discussed in Note 2, there have been no changes in these significant accounting policies during the three months ended March 31, 2019.

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

We are exposed to interest rate risk related to our debt obligations which are subject to variable interest rates. As of March 31, 2019, a 100-basis point increase in interest rates on our debt subject to variable interest rate fluctuations would increase our interest expense $0.2 million annually.

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

Our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8, 2018, we, along with certain of our current and former executive officers and directors, filed a motion to dismiss the Wong complaint based on the forum selection clause designating the federal district courts as the exclusive forum for claims arising under the Securities Act contained in our Amended and Restated Certificate of Incorporation, and which asked the court in the alternative to stay the Wong action. Also, on August 8, 2018, the venture capital investor and underwriters’ defendants in the Wong action filed demurrers to the Wong complaint, and we, along with certain of our current and former executive officers and directors, joined in the venture capital investor defendants’ demurrer. A hearing on our motion to dismiss and the demurrers to the Wong complaint was held on October 24, 2018.  On October 25, 2018, the Court ordered the defendants’ demurrers to the complaint sustained with leave to amend and granted an extension of time for plaintiff to serve a First Amended Complaint until further order of the Court. On January 31, 2019, the Court stayed the case and stayed any decision on the Company’s motion to dismiss on forum selection grounds pending resolution of an appeal of Sciabacucchi v. Salzberg, a case addressing similar issues in Delaware.

On October 2, 2018, the U.S. Northern District Court granted a Motion for Consolidation of Related Actions, Appointment as Lead Plaintiff and Approval of Lead Counsel filed by Plaintiff Edgardo Guerrini, which consolidated the Guerrini and Yzeiraj actions under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD. On November 30, 2018, Lead Plaintiff Edgardo Guerrini filed a Consolidated Amended Complaint for violations of federal securities laws asserting the same claims, against the same defendants, as his original complaint but adding certain allegations in support of those claims. On January 29, 2019, the Company, along with certain of its current and former executive officers and directors, filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rule of Civil Procedure 12(b)(6). The venture capital defendants and underwriter defendants filed joinders to the Company’s motion to dismiss on the same day. A hearing on the Company’s motion to dismiss is scheduled for July 11, 2019. The Company is unable to predict the date on which the District Court will issue any decision on the motion to dismiss at this time.

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

Risks Related to the Proposed Merger

On March 15, 2019, we entered into the Merger Agreement with Venus and Merger Sub, pursuant to which, among other things, the Merger will occur. In connection with the proposed Merger, we are subject to certain risks including, but not limited to, those set forth below. The description of each of the Merger Agreement and the Merger herein is qualified in its entirety by reference to the full text of the Merger Agreement which was filed as an exhibit to our Annual Report on Form 10-K filed on March 20, 2019.

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.

On March 15, 2019, we entered into the Merger Agreement with Venus and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into Restoration Robotics, Inc., with Venus surviving the Merger as a wholly owned subsidiary of Restoration Robotics, Inc. The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving stockholder approval and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion.

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

We have a limited commercial history and have focused primarily on research and development, product design and engineering, establishing supply and manufacturing relationships, seeking regulatory clearances and approvals to market the ARTAS® and ARTAS® iX System, and selling and marketing. We have incurred losses in each year since our inception in 2002. Our net losses were approximately $7.4 million for the three months ended March 31, 2019 and $28.7 million for the year ended December 31, 2018. As of March 31, 2019, we had an accumulated deficit of $200.7 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate enough revenue to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Furthermore, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. Before investing, you should consider an investment in our common stock considering the risks, uncertainties, and difficulties frequently encountered by early-stage medical technology companies in rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements such as software-updates for the ARTAS® and ARTAS® iX Systems and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of March 31, 2019, we had capital resources consisting of cash and cash equivalents of $15.0 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of the ARTAS® and ARTAS® iX System, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities.

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

Sales in markets outside of the U.S. accounted for approximately 40% of our revenue for the year ended December 31, 2018 and 41% and 54% of our revenue for the three months ended March 31, 2019 and 2018, respectively. We believe that a significant percentage of our business will continue to come from sales in markets outside of the U.S. through increased penetration in countries where we market and sell the ARTAS® or ARTAS® iX System. However, international sales are subject to a number of risks, including:

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

We and our independent distributors market and sell the ARTAS® System and ARTAS® iX System to physicians. Under state law in the U.S., our physician customers can generally allow nurse practitioners, technicians, and other non-physicians to perform the ARTAS procedures under their direct supervision. Similarly, in markets outside of the U.S., physicians can allow non-physicians to perform the ARTAS procedures under their supervision. Although we and our distributors provide training on the use of the ARTAS® System and ARTAS® iX System, we do not supervise the procedures performed with the ARTAS® System and ARTAS® iX System, nor can we be assured that direct physician supervision of procedures occurs according to our recommendations. The potential misuse of the ARTAS® System or ARTAS® iX System by physicians and non-physicians may result in adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could inhibit commercialization of the ARTAS® and ARTAS® iX Systems. As of March 31, 2019, we carry product liability insurance in the amount of $4.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

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

The Solar Agreement contains restrictions that limit our flexibility in operating our business.

In May 2018, we entered into the Solar Agreement with Solar and other lenders, which was subsequently amended in June 2018, November 2018, January 2019 and in February 2019. We borrowed $20.0 million under the Solar Agreement. The Solar Agreement also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability, without Solar’s consent, to, among other things:

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

As of March 31, 2019, we had 99 employees, with 37 employees in sales and marketing, 26 employees in customer support, 19 employees in research and development, including clinical, regulatory and certain quality control functions, five employees in manufacturing operations and 12 employees in general management and administration. We will need to continue to expand our sales, marketing, managerial, operational, finance and administrative resources for the ongoing commercialization of the ARTAS® System and ARTAS® iX System and continue our development activities of any future products.

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

Our common stock is listed on the Nasdaq Global Market and as such is subject to various requirements for continued listing under the rules of the Nasdaq Global Stock Market (Listing Rules). On January 18, 2019, we received a letter indicating that for 30 consecutive business days we did not maintain a minimum market value of listed securities, (MVLS) of $50.0 million as required by the Listing Rules. In accordance with the Listing Rules, we have 180 calendar days, or until July 17, 2019, to regain compliance with the minimum MVLS rule.  Additionally, on March 14, 2019, we received a letter indicating that for 30 consecutive business days we did not maintain a minimum closing bid price of $1.00 per share as required by the Listing Rules. In accordance with the Listing Rules, we have 180 calendar days, or until September 10, 2019, to regain compliance with the minimum bid price rule. Further, on March 15, 2019, we received a letter indicating that for 30 consecutive business days we did not maintain a minimum market value of publicly held shares (MVPHS) of $15.0 million.  In accordance with the Listing Rules, we have 180 calendar days, or until September 11, 2019, to regain compliance with the MVPHS rule.

In accordance with the applicable Listing Rules, if we are unable to regain compliance with any of the above prior to the expiration of the applicable grace period, we will be required to transfer to the Nasdaq Capital Market, subject to our ability to meet the listing standards of the Nasdaq Capital Market. If we are unable to meet the listing standards of the Nasdaq Capital Market, our common stock will be delisted. If our common stock is delisted from Nasdaq, we could be required to list on the over-the-counter, or OTC, market, which may adversely affect the price and trading liquidity of our common stock. Delisting from the Nasdaq may have other negative results, including the potential loss of confidence in us by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing on favorable terms or at all.

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

Based on the number of shares outstanding as of March 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40.0% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the quarter ended March 31, 2019.

Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On May 10, 2019, Gabe Zingaretti notified us of his decision to resign as our Chief Operations Officer, effective on May 24, 2019. Mr. Zingaretti’s resignation is as a result of his decision to pursue other professional opportunities and is not due to any disagreement with us on any matter relating to our operations, policies or practices.

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

Company Name

Date: May 15, 2019	By:	/s/ RYAN RHODES
Ryan Rhodes
President, Chief Executive Officer

Date: May 15, 2019	By:	/s/ MARK L. HAIR
Mark L. Hair
Chief Financial Officer