Form 10-K/A
period 2018-12-31
Restoration Robotics, Inc.
filed 2019-07-09
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 2)

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

The number of shares of Registrant’s Common Stock outstanding as of July 8, 2019 was 40,857,012.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

None.

		Page
PART IV
Item 15.	Exhibits, Consolidated Financial Statement Schedules	4
	Signatures	8

EXPLANATORY NOTE

Restoration Robotics, Inc. (the “Company,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 20, 2019. The Company filed the Amendment No. 1 to the Original Form 10-K solely for the purpose of providing the Part III information. The Company is now filing this Amendment No. 2 to the Original Form 10-K (the “Form 10-K/A”) solely for the purpose of correcting, in Part IV of the Original Form 10-K, a reference to the audit report date included in Exhibit 23.1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 of the Sarbanes Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to include the currently dated certifications as exhibits. Because the Form 10-K/A includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

3. Exhibits

See the Exhibit Index immediately preceding the signature page of this Form 10-K/A.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.4	Amended and Restated Bylaws of Restoration Robotics, Inc.	8-K	10-17-17	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated February 7, 2013, by and among the Company and the investors listed therein, as amended.	S-1	9-1-17	10.10

4.4	Form of Warrant to Purchase Stock dated August 27, 2014, issued to National Securities Corporation.	S-1	9-1-17	10.11

4.5	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 276,224 shares of Series C Preferred Stock.	S-1	9-1-17	10.14

4.6	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 220,979 shares of Series C Preferred Stock.	S-1	9-1-17	10.15

4.7	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 220,979 shares of Series C Preferred Stock.	S-1	9-1-17	10.16

4.8	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 220,979 shares of Series C Preferred Stock.	S-1	9-1-17	10.17

4.9	Secured Promissory Note, dated May 19, 2015, by and between Oxford Finance LLC and the Company to purchase 165,734 shares of Series C Preferred Stock.	S-1	9-1-17	10.18

4.10	Form of New Common Stock Warrant issued to the Solar Lenders, dated November 2, 2018.	10-K	3-20-19	4.10

4.11	Note Purchase Agreement, dated February 28, 2019, by and between the Company and the Note Investors named therein	10-K	3-20-19	4.11

4.12	Convertible Promissory Note, dated February 28, 2019, by and between the Company and Frederic Moll	10-K	3-20-19	4.12

4.13	Convertible Promissory Note, dated February 28, 2019, by and between the Company and Interwest Partners IX, LP	10-K	3-20-19	4.13

10.1	Manufacturing Agreement for Systems, dated March 1, 2016, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.1

10.2	Manufacturing Agreement for Consumables, dated April 1, 2016, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.2

10.3	Component Pricing Agreement, dated August 1, 2016, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.3

10.4	First Amendment to Component Pricing Agreement, dated August 30, 2017, by and between Evolve Manufacturing Technologies Inc. and the Company.	S-1	9-1-17	10.4

10.5	Lease Agreement, dated April 16, 2012, by and between Legacy Partners I San Jose, LLC and the Company.	S-1	9-1-17	10.5

10.6	First Amendment to Lease Agreement, dated April 27, 2016, by and between G&I VIII Baytech LP and the Company and Tenant Estoppel Certificate, dated March 30, 2017, acknowledging Bridge III CA Alviso Tech Park, LLC as successor-in-interest to Landlord thereto.	S-1	9-1-17	10.6

10.7†	License Agreement, dated July 25, 2006 by and between the Company, James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.7

10.8†	First Amendment to License Agreement, dated January 5, 2009, by and between the Company, James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.8

10.9†	Second Amendment to License Agreement, dated February 23, 2015, by and between the Company, James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.9

10.10#	2005 Stock Plan.	S-8	10-17-17	99.1

10.11#	Form of Notice of Stock Option Grant and Stock Option Agreement under 2005 Stock Plan.	S-1	9-1-17	10.20

10.12#	Form of Notice of Stock Option Grant and Stock Option Agreement to International Optionees under 2005 Stock Plan.	S-1	9-1-17	10.21

10.13#	2015 Equity Incentive Plan.	S-8	10-17-17	99.4

10.14#	Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.23

10.15#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.24

10.16#	2017 Incentive Award Plan.	S-8	10-17-17	99.7

10.17#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.26

10.18#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.27

10.19#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.28

10.20#	2017 Employee Stock Purchase Plan.	S-8	10-17-17	99.11

10.21#	Employment Agreement, dated September 21, 2016, by and between Ryan Rhodes and the Company.	S-1	9-1-17	10.30

10.22#	Employment Letter Agreement, dated November 29, 2011, by and between Charlotte Holland and the Company.	S-1	9-1-17	10.31

10.23#	Employment Letter Agreement, dated September 4, 2008, by and between Gabriele Zingaretti and the Company.	S-1	9-1-17	10.32

10.24#	Transition and Separation Agreement, dated April 1, 2016, by and between James W. McCollum and the Company.	S-1	9-1-17	10.33

10.25#	Separation Letter Agreement, dated August, 3, 2016, by and between Lisa Edone and the Company.	S-1	9-1-17	10.34

10.26#	Employment Letter, dated December 1, 2017, by and between Mark Hair and the Company.	8-K	12-11-17	10.1

10.27#	Non-Employee Director Compensation Program.	S-1/A	9-18-17	10.35

10.28#	Form of Indemnification Agreement for directors and officers.	S-1/A	9-18-17	10.36

10.29†	Loan and Security Agreement, dated May 10, 2018, by and between the Company and Solar Capital Ltd.	8-K	5-10-18	10.1

10.30†	First Amendment to the Loan and Security Agreement, dated June 29, 2018, by and between the Company and Solar Capital Ltd.	10-K	3-20-19	10.30

10.31†	Second Amendment to the Loan and Security Agreement, dated November 2, 2018, by and between the Company and Solar Capital Ltd.	10-K	3-20-19	10.31

10.32†	Third Amendment to the Loan and Security Agreement, dated February 13, 2019, by and between the Company and Solar Capital Ltd.	10-K	3-20-19	10.32

21.1	List of Subsidiaries.	10-K	3-20-19	21.1

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page of the Original Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3-20-19	31.1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3-20-19	31.2

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K/A	4-29-19	31.3

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K/A	4-29-19	31.4

31.5	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3-20-19	32.1

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3-20-19	32.2

101.INS	XBRL Instance Document	10-K	3-20-19	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3-20-19	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3-20-19	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3-20-19	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3-20-19	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3-20-19	101.PRE

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) are omitted pursuant to a request for confidential treatment that has been filed separately with the Securities and Exchange Commission.
*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Amendment No. 2 to the Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Restoration Robotics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 2 to the Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Robotics, Inc.

Date: July 9, 2019	By:	/s/ Ryan Rhodes
Ryan Rhodes
President, Chief Executive Officer and Director