Form 10-Q/A
period 2019-03-31
Restoration Robotics, Inc.
filed 2019-07-09
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

128 Baytech Drive

San Jose, CA 95134

(408) 883-6888

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, par value $0.00001 per share	HAIR	The Nasdaq Global Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 8, 2019, the registrant had 40,857,012 shares of common stock, $0.0001 par value per share, outstanding.

		Page
Item 6.	Exhibits	4
	Signatures	5

EXPLANATORY NOTE

Restoration Robotics, Inc. (the “Company,” “we,” or “our”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (the “Original Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on May 15, 2019. The Company is filing this Amendment No. 1 to the Original Form 10-Q (the “Form 10-Q/A”) for the sole purpose of including missing language in the introductory section of paragraph 4, as well as to add subsection (b) of paragraph 4 of Exhibits 31.1 and 31.2 of Part II, Item 6 to the Form 10-Q in accordance with Exchange Act Rule 13a-14(a) and Item 601(b)(31) of Regulation S-K. Because this Form 10-Q/A includes no financial statements, the Company is not filing with this Form 10-Q/A any certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No attempt has been made in this Form 10-Q/A to modify or update the other disclosures presented in the Original Form 10-Q, including, without limitation, the consolidated financial statements. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update the disclosure in the Original Form 10-Q, except as set forth in this Form 10-Q/A, and should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	10-17-17	3.1

3.4	Amended and Restated Bylaws	8-K	10-17-17	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	5-15-19	31.1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	5-15-19	31.2

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	5-15-19	32.1

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	5-15-19	32.2

101.INS	XBRL Instance Document	10-Q	5-15-19	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	5-15-19	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	5-15-19	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	5-15-19	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-Q	5-15-19	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	5-15-19	101.PRE

*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that were filed with the Original Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Restoration Robotics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1 to the Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Robotics, Inc.

Date: July 9, 2019	By:	/s/ Ryan Rhodes
Ryan Rhodes
President, Chief Executive Officer and Director

5