Form 10-Q
period 2019-06-30
Restoration Robotics, Inc.
filed 2019-08-14
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38238

Restoration Robotics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1681204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
128 Baytech Drive San Jose, CA 95134 (408) 883-6888 (Address including zip code, and telephone number including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HAIR	The Nasdaq Global Market

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

As of August 2, 2019, the registrant had 40,857,012 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESTORATION ROBOTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for shares and per share data)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,717	$16,122
Accounts receivable, net of allowance of $2,034 and $1,772 as of June 30, 2019 and December 31, 2018, respectively	4,364	6,569
Inventory	6,482	5,522
Prepaid expenses and other current assets	998	1,278
Total current assets	21,561	29,491
Property and equipment, net	1,400	1,299
Restricted cash	83	83
Other assets	131	100
TOTAL ASSETS	$23,175	$30,973
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,905	$3,815
Accrued compensation	1,504	1,771
Other accrued liabilities	1,988	2,337
Deferred revenue	1,259	1,407
Current portion of long-term debt, net of discount of $739 and $617 as of June 30, 2019 and December 31, 2018, respectively	3,928	49
Total current liabilities	14,584	9,379
Other long-term liabilities	686	594
Related party convertible promissory notes (Note 8)	5,000	—
Long-term debt, net of discount of $556 and $746 as of June 30, 2019 and December 31, 2018	15,887	19,418
TOTAL LIABILITIES	36,157	29,391
Commitments and Contingencies (Note 6)
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 40,857,012 and 40,677,012 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	195,559	194,841
Accumulated other comprehensive loss	—	(50)
Accumulated deficit	(208,545)	(193,213)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,982)	1,582
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,175	$30,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$2,931	$5,475	$8,325	$10,480
Cost of revenue	1,711	2,514	4,168	5,699
Gross profit	1,220	2,961	4,157	4,781
Operating expenses:
Sales and marketing	4,166	4,365	8,736	8,749
Research and development	1,481	2,153	2,969	4,278
General and administrative	1,574	1,617	3,566	3,968
Merger related expenses	1,057	—	2,558	—
Total operating expenses	8,278	8,135	17,829	16,995
Loss from operations	(7,058)	(5,174)	(13,672)	(12,214)
Other expense, net:
Interest expense	(816)	(500)	(1,582)	(858)
Other expense, net	(8)	(559)	(54)	(579)
Total other expense, net	(824)	(1,059)	(1,636)	(1,437)
Net loss before provision for income taxes	(7,882)	(6,233)	(15,308)	(13,651)
Provision for income taxes	10	11	24	24
Net loss attributable to common stockholders	$(7,892)	$(6,244)	$(15,332)	$(13,675)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.21)	$(0.38)	$(0.47)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,843,166	29,080,414	40,798,338	29,038,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(7,892)	$(6,244)	$(15,332)	$(13,675)
Other comprehensive income (loss):
Cumulative translation adjustment	14	38	50	42
Comprehensive loss	$(7,878)	$(6,206)	$(15,282)	$(13,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except for shares)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance — March 31, 2019	40,767,012	$4	$195,189	$(14)	$(200,653)	$(5,474)
Release of restricted stock awards	90,000	—	—	—	—	—
Stock-based compensation	—	—	370	—	—	370
Other comprehensive gain	—	—	—	14	—	14
Net loss	—	—	—	—	(7,892)	(7,892)
Balance — June 30, 2019	40,857,012	$4	$195,559	$—	$(208,545)	$(12,982)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance — December 31, 2018	40,677,012	$4	$194,841	$(50)	$(193,213)	$1,582
Release of restricted stock awards	180,000	—	—	—	—	—
Stock-based compensation	—	—	718	—	—	718
Other comprehensive gain	—	—	—	50	—	50
Net loss	—	—	—	—	(15,332)	(15,332)
Balance — June 30, 2019	40,857,012	$4	$195,559	$—	$(208,545)	$(12,982)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance — March 31, 2018	29,046,156	$3	$178,078	$(75)	$(171,918)	$6,088
Issuance of common stock pursuant to stock options exercises of vested options	91,539	—	190	—	—	190
Stock-based compensation	—	—	127	—	—	127
Issuance of common stock warrants pursuant to debt financing	—	—	404	—	—	404
Other comprehensive gain	—	—	—	38	—	38
Net loss	—	—	—	—	(6,244)	(6,244)
Balance — June 30, 2018	29,137,695	$3	$178,799	$(37)	$(178,162)	$603

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance — December 31, 2017	28,940,282	$3	$177,757	$(79)	$(164,487)	$13,194
Issuance of common stock pursuant to stock options exercises of vested options	197,413	—	386	—	—	386
Stock-based compensation	—	—	252	—	—	252
Issuance of common stock warrants pursuant to debt financing	—	—	404	—	—	404
Other comprehensive gain	—	—	—	42	—	42
Net loss	—	—	—	—	(13,675)	(13,675)
Balance — June 30, 2018	29,137,695	$3	$178,799	$(37)	$(178,162)	$603

The accompanying notes are an integral part of these condensed consolidated financial statements.

RESTORATION ROBOTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,332)	$(13,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304	271
Amortization of debt discounts and issuance costs	364	170
Non-cash loss on extinguishment of debt	—	178
Stock-based compensation	718	252
Provision for bad debt	261	270
Changes in operating assets and liabilities:
Accounts receivable	1,944	(2,563)
Inventory	(1,051)	(213)
Prepaid expenses and other assets	248	69
Accounts payable	2,117	1,010
Accrued and other liabilities	(547)	1,251
Deferred revenue	(126)	211
Net cash used in operating activities	(11,100)	(12,769)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(339)	(627)
Net cash used in investing activities	(339)	(627)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party convertible promissory notes, net	4,984	—
Proceeds from exercised stock options	—	386
Proceeds from long-term debt, net	—	19,584
Principal payments on long-term debt	—	(13,300)
Net cash provided by financing activities	4,984	6,670
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50	42
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,405)	(6,684)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	16,205	23,645
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$9,800	$16,961
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$1,076	$561
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchase of property and equipment included in accounts payable	$—	$18
Discounts and issuance costs in connection with long-term debt	$—	$1,246
Issuance of warrants in connection with long-term debt	$—	$404
Transfer of equipment from inventory to property and equipment	$91	$—
Discounts in connection with amendment of long-term debt	$280	$—

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

Proposed Merger with Venus

On March 15, 2019, the Company entered into the Merger Agreement (the Merger Agreement) with Radiant Merger Sub Ltd., a company organized under the laws of Israel and a directly, wholly-owned subsidiary of the Company (Merger Sub), and Venus Concept Ltd., a company organized under the laws of Israel (Venus) to combine the companies in an all-stock transaction (the Merger). The Merger Agreement and the Merger have been approved by the Company’s board of directors and the board of directors of Venus. The transaction is expected to close in the third quarter of 2019, subject to customary closing conditions, including the approval by stockholders of the Company and Venus and receipt of all necessary regulatory approvals.

The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Venus, with Venus continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company.

Under the terms of the transaction, the Company and Venus shareholders will own approximately 15% and 85% of the combined company, respectively, on a fully diluted basis, without giving effect to the shares issued in the proposed equity financing that is expected to close immediately after the merger (the Equity Financing).  EW Healthcare Partners has committed to lead a $21,000 equity investment, priced at $0.825 per share (subject to adjustment for stock splits), in the combined company’s common stock contingent on the closing of the Merger. Additional investors committed to participating in the proposed equity financing include HealthQuest Capital, Madryn Asset Management, Longitude Capital Management, Fred Moll and Aperture Venture Partners. In addition to the equity financing, Fred Moll and InterWest Partners previously funded a $5,000 convertible note to the Company, which will convert into the combined company’s common stock at the closing of the equity financing led by EW Healthcare, at a price of $0.825 per share (subject to adjustment for stock splits).

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

Issuance of Convertible Promissory Notes by Venus and Issuance of Subordinated Promissory Note by Restoration Robotics

On June 25, 2019, the Company entered into a Note Purchase Agreement (the Note Purchase Agreement) with Venus and certain investors named therein pursuant to which Venus sold $7,800 aggregate principal amount of unsecured senior subordinated convertible promissory notes (the Convertible Notes) to such investors (the Convertible Note Financing). Pursuant to the Note Purchase Agreement, Venus may sell up to $10,000 of Convertible Notes without further approval of the board of directors of Venus (the Venus Board), and up to an additional $5,000 of Convertible Notes subject to the approval of the Venus Board. The Convertible Notes bear interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. Subject to receipt of the approval of the our stockholders to the extent required under the rules of the Nasdaq Stock Market LLC, effective upon the closing of the Merger, all of the outstanding principal and unpaid accrued interest on the Convertible Notes will automatically be converted, in whole, into the number of shares of common stock, par value $0.0001 per share, of the Company at a conversion price of $0.4664 per share.

In connection with the Convertible Note Financing, on June 25, 2019, the Company entered into a $2,500 Unsecured Subordinated Promissory Note (the Subordinated Note), which funded on July 5, 2019, with Venus Concept USA, Inc., a wholly owned subsidiary of Venus. The maturity date of the Subordinated Note is November 30, 2019. The Subordinated Note bears interest on the unpaid principal amount at a rate of eight percent (8%) per annum from the date of issuance, provided that upon any event of default pursuant to the Subordinated Note, the Subordinated Note shall bear interest payable on demand at a rate that is 4% per annum in excess of the rate of interest otherwise payable under thereunder. The Subordinated Note is unsecured and subordinate in priority to the Company’s existing obligations to Solar Capital, Ltd. under its amended loan and security agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations since inception. As of June 30, 2019, and December 31, 2018, the Company has an accumulated deficit of $208,545 and $193,213 and, as of such dates, and through the date of this filing, does not have sufficient capital to fund its planned operations. Because of the Company’s recurring losses from operations and negative cash flows, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s consolidated financial statements as of, and for the year ended, December 31, 2018 that such factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue its operations, the Company must achieve profitable operations and/or obtain additional financing. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. The Company may never become profitable and even if it does attain profitable operations, it may not be able to sustain profitability or positive cash flows on a recurring basis.

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 and the condensed consolidated statement of stockholders’ equity (deficit) for the three and six months ended June 30, 2019 and 2018 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and in the opinion of management, reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report filed on Form 10-K for the year ended December 31, 2018, with the SEC on March 20, 2019.

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

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$9,717	$16,122
Restricted cash	83	83
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$9,800	$16,205

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

Concentration of Customers

For the three and six months ended June 30, 2019, three and no customers accounted for more than 10% of the Company’s revenue, respectively. For the three and six months ended June 30, 2018, no customer accounted for more than 10% of the Company’s revenue. As of June 30, 2019, and December 31, 2018, no customers accounted for more than 10% of the Company’s accounts receivable.

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

Impact on Financial Statements

In accordance with Topic 606, the disclosure of the impact of the change in accounting principle to the unaudited condensed consolidated statements of operations and balance sheet was as follows:

	Three months ended June 30, 2019			Six months ended June 30, 2019
Condensed Consolidated Statements of Operations Data	As Reported	Change	Balance Without ASC 606 Adoption	As Reported	Change	Balance Without ASC 606 Adoption
Revenue	$2,931	$24	$2,955	$8,325	$(145)	$8,180
Gross profit	1,220	24	1,244	4,157	(145)	4,012
Total operating expenses	8,278	—	8,278	17,829	10	17,839
Loss from operations	(7,058)	24	(7,034)	(13,672)	(155)	(13,827)
Net loss before provision for income taxes	(7,882)	24	(7,858)	(15,308)	(155)	(15,463)
Net loss attributable to common stockholders	$(7,892)	$24	$(7,868)	$(15,332)	$(155)	$(15,487)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$—	$(0.19)	$(0.38)	$—	$(0.38)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,843,166		40,843,166	40,798,338		40,798,338

	June 30, 2019
Condensed Consolidated Balance Sheets Data	As Reported	Change	Balance Without ASC 606 Adoption
Assets
Prepaid expenses and other current assets	$998	$(109)	$889
Other assets	131	(46)	85
Stockholders' deficit
Accumulated deficit	(208,545)	(155)	(208,700)

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period as follows (in thousands):

Revenue	2019	2020	2021	2022 and Thereafter	Total
System related	$291	$—	$—	$—	$291
Procedure-based	25	—	—	—	25
Service-related fees	943	103	19	154	1,219
Total	$1,259	$103	$19	$154	$1,535

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

Costs to Obtain Customer Contracts

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. Except for sales commissions that would have been amortized in one year or less, which we have elected the practical expedient discussed above, certain sales commissions related to ARTAS Care and consumables that are sold bundled with the ARTAS® and ARTAS® iX Systems, are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have estimated to be three years for ARTAS Care extended warranty service contracts and five years for consumables. We determined the period of benefit by taking into consideration the length of the customer contracts, the Company’s technology lifecycle, and other factors. Amortization expense is recorded in sales and marketing expense within the condensed consolidated statement of operations. As of June 30, 2019, short-term and long-term unamortized deferred compensation were $3 and $8, which are included in “Prepaid and other current assets” and “Other Assets,” respectively, on the condensed consolidated balance sheets.

Deferred Revenue (Remaining Performance Obligations)

The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized primarily from ARTAS Care extended warranty service contracts, product training and marketing services not yet rendered to customers.

	Three months ended June 30, 2019	Six months ended June 30, 2019
Balance at the beginning of the period	$1,697	$1,661
Additions	390	1,006
Recognition of deferred revenue	(552)	(1,132)
Balance at the end of the period	$1,535	$1,535
Less: Deferred revenue - current	$1,259	$1,259
Deferred revenue - non-current (A)	$276	$276
(A)	Included in “Other long-term liabilities” on the condensed consolidated balance sheets as of June 30, 2019.

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

The following tables provide information about disaggregated revenue from contracts with customers into geographic regions, and the nature of the products and services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	$2,025	$2,601	$5,208	$4,856
Europe and Middle East	322	988	1,437	1,961
Asia Pacific	407	1,556	1,095	2,660
Rest of World	177	330	585	1,003
Total revenue	$2,931	$5,475	$8,325	$10,480

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Systems	$1,094	$2,526	$4,647	$4,531
Procedure-based	1,344	2,397	2,706	4,870
Service-related fees	493	552	972	1,079
Total revenue	$2,931	$5,475	$8,325	$10,480

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

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2019	2018
Options to purchase common stock	3,706,562	1,963,117
Restricted stock awards	180,000	—
Warrants for common stock	272,211	468,181
Total potential dilutive shares	4,158,773	2,431,298

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

The following tables summarize the levels of fair value measurements of the Company’s cash equivalents:

	Fair Value Measurements as of June 30, 2019
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market account	$8,535	$—	$—	$8,535
Restricted cash:
Money market account	83	—	—	83
Total assets	$8,618	$—	$—	$8,618

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market account	$13,968	$—	$—	$13,968
Restricted cash:
Money market account	83	—	—	83
Total assets	$14,051	$—	$—	$14,051

6. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$2,369	$2,464
Work-in-process	125	323
Finished goods	3,988	2,735
Total inventory	$6,482	$5,522

Property and Equipment, Net

Property and equipment, net consist of the following:

	June 30,	December 31,
	2019	2018
Equipment	$3,915	$3,531
Computer hardware and software	923	901
Leasehold improvements	874	874
Furniture and fixtures	457	457
Total property and equipment	6,169	5,763
Less: Accumulated depreciation and amortization	(4,769)	(4,464)
Total property and equipment, net	$1,400	$1,299

Depreciation and amortization expense were $155 and $304 for three and six months ended June 30, 2019, respectively. Depreciation and amortization expense were $139 and $271 for the three and six months ended June 30, 2018, respectively.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various operating leases including 23,000 square feet of office space and 2,500 square feet of manufacturing space in San Jose, California, which expire in April 2022 and April 2019, respectively. After April 2019, our manufacturing space is on a month-to-month lease arrangement.

Aggregate future minimum lease payments required under the Company’s operating leases as of June 30, 2019 are as follows:

Years Ending December 31,
2019 (remaining 6 months)	$260
2020	534
2021	550
2022	188
Total future minimum lease payments	$1,532

Total rent expense was $158 and $321 for three and six months ended June 30, 2019, respectively. Total rent expense was $135 and $238 for the three and six months ended June 30, 2018, respectively.

Commitments

The Company has two master agreements and a component pricing agreement with Evolve Manufacturing Technologies, Inc. (Evolve) for the supply of the ARTAS® System and consumable products. The terms of these master agreements are substantially similar. The master agreement for the sale of ARTAS® Systems was effective beginning on April 1, 2016 and the master agreement for the sale of kits used with the ARTAS System was effective beginning on March 1, 2016. Both agreements are effective for an initial term of two years and will continue to automatically renew for additional twelve-month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term, if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term. Under the agreements, the Company has future purchase commitments up to $285 as of June 30, 2019.

In March 2018, the Company received U.S. FDA 510(k) clearance to expand the ARTAS® System technology to include an implantation functionality, referred to as ARTAS® iX. Based on manufacturing changes associated with the ARTAS® iX System, the Company determined that certain components procured or expected to be procured by Evolve, will be in excess of expected demand or usage based on the advance notice the Company provided to Evolve under the term of the agreement mentioned above. Additionally, in the fourth quarter of 2018, the Company recorded a $188 charge related to other excess purchase commitments from another vendor based on cost reduction changes in 2019. Although the Company will be taking steps to minimize the adverse impact on the Company’s business, based on information available as of June 30, 2019, the Company’s management recorded a loss contingency accrual of $473 which is included in “Other accrued liabilities” on the condensed consolidated balance sheets as of June 30, 2019.

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

Purported Shareholder Class Action

On May 23, 2018, a putative shareholder class action complaint was filed in Superior Court of the State of California, County of San Mateo (the Superior Court), captioned Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609. On June 21, 2018 and June 28, 2018, two putative class action complaints were filed in the United States District Court for the Northern District of California, captioned Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF, respectively. On July 24, 2018, the U.S. Northern District Court related the Guerrini and Yzeiraj actions and reassigned the Yzeiraj action to Judge Edward J. Davila. The Wong and Guerrini complaints name the Company as defendants, and certain of its current and former executive officers and directors, certain of its venture capital investors and the underwriters in the Company’s IPO. The Yzeiraj complaint names the Company as defendants and certain of its current and former executive officers and directors. The Wong complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act. The Guerrini and Yzeiraj complaints assert claims under Sections 11 and 15 of the Securities Act. The complaints all allege, among other things, that the Company’s Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with the Company’s IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs.  In addition, on June 11, 2019, a putative shareholder class action complaint was filed in Superior Court of the State of California, County of San Mateo, captioned Li v. Restoration Robotics, Inc., et al., No. 19CIV08173. The Li complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act and is based on the same set of facts as the Wong complaint. The Li complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

On August 8, 2018, the Company, along with certain of its current and former executive officers and directors, filed a motion to dismiss the Wong complaint based on the forum selection clause designating the federal district courts as the exclusive forum for claims arising under the Securities Act contained in the Company’s Amended and Restated Certificate of Incorporation, and which asked the court in the alternative to stay the Wong action. Also, on August 8, 2018, the venture capital investor and underwriters’ defendants in the Wong action filed demurrers to the Wong complaint, and the Company, along with certain of its current and former executive officers and directors, joined in the venture capital investor defendants’ demurrer. A hearing on the Company’s motion to dismiss and the demurrers to the Wong complaint was held on October 24, 2018.  On October 25, 2018, the Court ordered the defendants’ demurrers to the complaint sustained with leave to amend and granted an extension of time for plaintiff to serve a First Amended Complaint until further order of the Court. On January 31, 2019, the Court stayed the case and stayed any decision on the Company’s motion to dismiss on forum selection grounds pending resolution of an appeal of Sciabacucchi v. Salzberg, a case addressing similar issues in Delaware. On August 12, 2019, the Court consolidated the Wong and Li actions, and lifted the stay imposed on January 31, 2019 to allow further briefing on the Company’s motion to dismiss.  A further hearing on the motion to dismiss is set for September 17, 2019.

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

On July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC.  The complaint alleges that certain of our current and former executive officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934 in connection with our IPO and our 2018 proxy statement.  The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 12, 2019, the parties filed a joint stipulation to stay the action during the pendency of the federal class action, In re Restoration Robotics, Inc. Sec. Litig., No. 5:18-cv-03712-EJD.  The joint stipulation is subject to court approval.

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

All of the outstanding principal and unpaid accrued interest on the Notes will automatically be converted into shares of the same class and series of capital stock of the Company issued to other investors in any Qualified Financing to occur after the date of the Notes, at a conversion price equal to the price per share of the securities of the Company sold in such Qualified Financing. A “Qualified Financing” means the first issuance or series of related issuances of capital stock of the Company after the date of the Notes with gross proceeds to the Company of at least $20,000. The Company anticipates that the potential Equity Financing discussed above will constitute a Qualified Financing. Upon the occurrence of certain events of default or the Maturity Date, the Notes require the Company to repay the principal amount of the Notes and any unpaid accrued interest. Issuance costs associated with the Notes were not significant and accrued interest of $136 through June 30, 2019 is reported in “Other Long-Term Liabilities” on the condensed consolidated balance sheets.

Loan and Security Agreement

In May 2018, the Company entered into a Loan and Security Agreement and as subsequently amended (the Solar Agreement) with Solar Capital Ltd. (Solar) and certain other lenders thereunder (together with Solar, the Lenders), and Solar, as the Collateral Agent. The Solar Agreement consists of a four-year term loan for an aggregate principal amount of $20,000 (the Borrowings), for working capital, to fund the Company’s general business requirements and to repay indebtedness of the Company to Oxford Finance LLC (the Oxford Agreement). The Company used $10,085 of the loan proceeds to repay the outstanding principal of $8,667, a final payment fee of $1,300 plus accrued interest and prepayment fees of $118 under the Oxford Agreement. The Borrowings under the Solar Agreement bear interest through maturity at a rate equal to the U.S. Dollar LIBOR rate plus 7.95% per annum (the Interest Rate). The outstanding balance on the loan was $20,000 and accrued interest totaled $173 as of June 30, 2019. The Interest Rate was 10.4% at June 30, 2019.

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

On February 13, 2019, the Company entered into a Third Amendment to the Loan and Security Agreement (the Third Amendment), which amended the Solar Agreement with the Lenders. Pursuant to the terms of the Third Amendment, the Solar Agreement was amended to modify the compliance requirement for certain liquidity thresholds to provide the Company with additional flexibility. As part of the Third Amendment, the Final Fee (as defined in the Solar Agreement) that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased by $130 to $960. In addition, the Solar Agreement was amended to include certain additional changes to covenants covering certain operational milestones. On June 14, 2019, the Company entered into a Fourth Amendment to the Solar Agreement, which modified the compliance requirement for certain liquidity thresholds. As part of the Fourth Amendment, the Final Fee that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased by $150 to $1,110, and the Solar Agreement was also amended to include a new covenant covering certain equity financing milestones. In August 2019, the Company entered into a Fifth Amendment to the Solar Agreement, which modified the compliance requirement for certain revenue thresholds and included a new covenant covering certain equity financing milestones. As of June 30, 2019, the Company was in compliance with all covenants under the Solar Agreement, as amended.

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

The scheduled principal payments on the outstanding borrowings as of June 30, 2019 are as follows:

As of
June 30, 2019
2019 (remaining 6 months)	$667
2020	13,000
2021	8,000
2022	4,443
2023	—
Total	26,110
Less debt discount	(1,295)
Less current portion	(3,928)
Non-current portion	$20,887
Reported as:
Related party convertible promissory notes	$5,000
Long-term debt	15,887
Total non-current portion	$20,887

9. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the conversion of all outstanding common stock warrants, plus options granted and available for grant under the incentive plans.

	June 30,	December 31,
	2019	2018
Outstanding common stock warrants	272,211	272,211
Outstanding and issued stock options	3,706,562	3,989,432
Outstanding restricted stock units	1,000,000	—
Shares reserved for future option grants	1,300,859	437,241
Total common stock reserved for issuance	6,279,632	4,698,884

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

The Company recognized stock-based compensation for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$11	$4	$20	$8
Sales and marketing	134	24	269	46
Research and development	27	13	51	28
General and administrative	198	86	378	170
Total stock-based compensation	$370	$127	$718	$252

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes-Merton option pricing model, based on the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expected term (years)	—	5.4	5.1	5.4 - 6.1
Risk-free interest rate	—	2.82%	2.65%	2.40 - 2.82%
Expected volatility	—	53.72%	60.00%	53.72 - 55.49%
Dividend yield	—	0%	0%	0%

The Company did not grant any options in the three months ended June 30, 2019.

The following table summarizes stock option activity under the Company’s stock option plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
Outstanding — December 31, 2018	3,989,432	$1.95	8.7	$—
Options granted	20,000	0.83
Options cancelled	(302,870)	1.75
Outstanding — June 30, 2019	3,706,562	$1.96	7.8	$—
Vested and expected to vest — June 30, 2019	3,416,068	$1.97	7.7	$—
Exercisable — June 30, 2019	1,739,403	$2.01	6.8	$—

The weighted-average grant date fair value of options granted was $0.44 per share for six months ended June 30, 2019.

No options were exercised for the six months ended June 30, 2019. The total intrinsic value of options exercised was $812.0 for the six months ended June 30, 2018.

Unamortized stock-based compensation was $1,804 as of June 30, 2019, which is expected to be recognized over a weighted-average period of approximately 2.75 years.

Restricted Stock Awards

The Company’s Board of Directors appointed Keith Sullivan, a current Board member of the Company, as interim Chief Commercial Officer, effective November 1, 2018, and for a period up to one year. Under the terms of the arrangement, Mr. Sullivan was granted 360,000 restricted stock awards, which shall vest in quarterly installments equal to 25% of the shares starting with the first vest date on January 15, 2019 so long as Mr. Sullivan is providing services. As of June 30, 2019, the Company had $84 of unrecognized compensation expense, net of estimated forfeitures, which it expects to recognize over the next three months. The aggregate intrinsic value of the RSAs outstanding was $110.

Restricted Stock Units

On February 27, 2019, the Company’s Board of Directors granted our Chief Financial Officer and interim Chief Commercial Officer each 500,000 restricted stock units that will vest contingent on the closing of the merger of the Company with Venus (as discussed in Note 1). During the three and six months ended June 30, 2019, no stock-based compensation expense was recorded.

11. INCOME TAXES

The Company generated a loss for the three and six months ended June 30, 2019 and incurred $10 and $24 of tax expense for the three and six months ended June 30, 2019, respectively. The Company’s effective tax rate is (0.13)% and (0.16)% for income tax for the three and six months ended June 30, 2019, respectively and the Company expects that its effective tax rate for the full year 2019 will be (0.16)%. Based on available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the Company’s U.S. federal, U.S. state and Korea deferred tax assets will not be realized and therefore a valuation allowance has been provided on these net deferred tax assets.

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

Uncertain Tax Positions

Accounting Standards Codification 740-10 requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of June 30, 2019 is approximately $1,520 and related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the SEC) and other filings we have made with the SEC.

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

Overview

We are a medical technology company developing and commercializing a robotic device, the ARTAS® System, which assists physicians in performing many of the repetitive tasks that are a part of a follicular unit extraction, or FUE surgery, a type of hair restoration procedure. We believe the ARTAS® System is the first and only physician assisted robotic system that can identify and dissect hair follicular units directly from the scalp, create recipient implant sites and robotically implant the hair follicles into the implant sites. In addition to the ARTAS® System, we also offer the ARTAS Hair Studio application, an interactive three-dimensional patient consultation tool that enables a physician to create a simulated hair transplant model for use in patient consultations. We received clearance from the U.S. Food and Drug Administration, or FDA, in April 2011 to market the ARTAS® System in the U.S., and we have sold the ARTAS® System into 37 other countries. In March 2018, we received 510(k) clearance from the FDA to expand the ARTAS® technology to include implantation. In the third quarter of 2018, we commercially launched the next generation ARTAS® System, called ARTAS® iX System, which incorporates the implantation functionality as well as other functionalities. As of June 30, 2019, the ARTAS® System and ARTAS Hair Studio application are protected by over 80 patents in the U.S. and over 110 international patents.

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

Issuance of Convertible Promissory Notes by Venus and Issuance of Subordinated Promissory Note by Restoration Robotics

On June 25, 2019, we entered into a Note Purchase Agreement (the Note Purchase Agreement) with Venus and certain investors named therein pursuant to which Venus sold $7.8 million aggregate principal amount of unsecured senior subordinated convertible promissory notes (the Convertible Notes) to such investors (the Convertible Note Financing). Pursuant to the Note Purchase Agreement, Venus may sell up to $10.0 million of Convertible Notes without further approval of the board of directors of Venus (the

Venus Board), and up to an additional $5.0 million of Convertible Notes subject to the approval of the Venus Board. The Convertible Notes bear interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. Subject to receipt of the approval of the our stockholders to the extent required under the rules of the Nasdaq Stock Market LLC, effective upon the closing of the Merger, all of the outstanding principal and unpaid accrued interest on the Convertible Notes will automatically be converted, in whole, into the number of shares of our common stock at a conversion price of $0.4664 per share.

In connection with the Convertible Note Financing, on June 25, 2019 we also entered into a $2.5 million Unsecured Subordinated Promissory Note (the Subordinated Note), which funded on July 5, 2019, with Venus Concept USA, Inc., a wholly owned subsidiary of Venus. The maturity date of the Subordinated Note is November 30, 2019. The Subordinated Note bears interest on the unpaid principal amount at a rate of eight percent (8%) per annum from the date of issuance, provided that upon any event of default pursuant to the Subordinated Note, the Subordinated Note shall bear interest payable on demand at a rate that is 4% per annum in excess of the rate of interest otherwise payable under thereunder. The Subordinated Note is unsecured and subordinate in priority to our existing obligations to Solar Capital, Ltd. under its amended loan and security agreement.

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO and subsequent public follow-on offering, private placements of our equity securities and, to a lesser extent, through debt financings, exercises of our common stock warrants and payments from our customers. As of June 30, 2019, we had cash and cash equivalents of $9.7 million, which does not include the proceeds from the Subordinated Note.

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

We anticipate as we continue to advance the commercialization of the ARTAS® iX System, our sales and marketing expenses will continue to increase.

Revenue Composition and Trends

The following table reflects revenue by category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Systems	$1,094	$2,526	$4,647	$4,531
Procedure-based	1,344	2,397	2,706	4,870
Service-related fees	493	552	972	1,079
Total revenue	$2,931	$5,475	$8,325	$10,480

We derive our revenue from the sale and service of ARTAS® and ARTAS® iX Systems and procedure-based fees.

•

Revenue from systems for the three and six months ended June 30, 2019 decreased as compared to the same periods in 2018 due to a decrease in the number of ARTAS® Systems sold. We anticipate U.S. and Europe revenue from systems sold going forward to be primarily from ARTAS iX Systems, while revenue from systems sold outside of these two regions to be primarily from the existing ARTAS Systems until the time, if and when, we receive regulatory approval for the ARTAS® iX System.

•

Revenue from procedure-based fees for the three and six months end June 30, 2019, decreased as compared to the same periods in 2018. Revenue from procedure-based fees for the three and six months ended June 30, 2019, decreased at least in part due to the timing of purchases, kits purchased by customers and when these procedure kits are consumed, resulting in fewer procedures performed. Additionally, the trend of the procedure utilization in the second quarter of 2019 was significantly lower than past periods which may have attributed to the fewer procedures purchased by customers.

•	Service-related fees did not change significantly for the three and six months ended June 30, 2019 as compared to the same period in 2018.

Historically, the majority of our revenue and our revenue growth has been generated through system sales. While we would expect our procedure-based fees to increase as our installed base of ARTAS® and ARTAS® iX Systems grow worldwide, the total number of procedures has not followed the increase in our installed base of systems sold. For example, our procedure-based revenue decreased for the three and six months ended June 30, 2019, as compared to the same periods in 2018, whereas our installed base has grown from 2018 to 2019. While procedure-based revenue has increased, from a year-to-date perspective, more than our revenue from system sales on a combined basis, during the aforementioned periods, we believe that revenue from procedure-based fees may not grow proportionally as compared to the increase in our installed base and that it could vary from quarter-to-quarter due to a number of factors, including:

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

Revenue from markets outside of the U.S accounted for 37% of our total revenue in the first six months of 2019, compared to 54% from the same period in 2018. Although we will continue to invest resources outside of the U.S., we anticipate that the strategic shift in our sales strategy towards the U.S. market will impact the revenue mix between the U.S. and non-U.S. markets. In particular, in connection with our newly launched ARTAS® iX System, which is only cleared for sale in the U.S., our marketing efforts are highly focused on the U.S.

Internationally, both the ARTAS® and ARTAS® iX System unit sales and procedure-based fees decreased in the first six months of 2019 relative to the first three months of 2018. We believe the decline in system sales in the Asia Pacific region was due in part to potential customers delaying their purchase until the ARTAS® iX System is approved or cleared for use in their region.

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

Results of Operations

Three and Six Months Ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Revenue	$2,931	$5,475	$(2,544)	(46)%	$8,325	$10,480	$(2,155)	(21)%
Cost of revenue	1,711	2,514	(803)	(32)	4,168	5,699	(1,531)	(27)
Gross profit	1,220	2,961	(1,741)	(59)	4,157	4,781	(624)	(13)
Gross margin	42%	54%			50%	46%
Operating expenses:
Sales and marketing	4,166	4,365	(199)	(5)	8,736	8,749	(13)	(0)
Research and development	1,481	2,153	(672)	(31)	2,969	4,278	(1,309)	(31)
General and administrative	1,574	1,617	(43)	(3)	3,566	3,968	(402)	(10)
Merger related expenses	1,057	—	1,057	100	2,558	—	2,558	100
Total operating expenses	8,278	8,135	143	2	17,829	16,995	834	5
Loss from operations	(7,058)	(5,174)	(1,884)	36	(13,672)	(12,214)	(1,458)	12
Other expense, net:
Interest expense	(816)	(500)	(316)	63	(1,582)	(858)	(724)	84
Other expense, net	(8)	(559)	551	(99)	(54)	(579)	525	(91)
Total other expense, net	(824)	(1,059)	235	(22)	(1,636)	(1,437)	(199)	14
Net loss before provision for income taxes	(7,882)	(6,233)	(1,649)	26	(15,308)	(13,651)	(1,657)	12
Provision for income taxes	10	11	(1)	(9)	24	24	—	0
Net loss	$(7,892)	$(6,244)	$(1,648)	26%	$(15,332)	$(13,675)	$(1,657)	12%

Revenue. Revenue decreased 46% and 21% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The change in revenue was primarily due to lower sales volume of our system and procedure sales for the three and six months ended June 30, 2019, as compared to the same period in 2018. We sold three systems in the three months ended June 30, 2019, as compared to 12 systems in the same period in 2018. Procedures-based fees also declined in the three months ended June 30, 2019, as compared to the same period in 2018 due to the timing of ARTAS procedures being purchased in prior periods by customers (and consumed them in the current period) which resulted in fewer procedures purchased in the second quarter of 2019. Additionally, the trend of the procedure utilization in the second quarter of 2019 was significantly lower than past periods which may have attributed to the fewer procedures purchased by customers.

Gross Margin. Gross margin typically fluctuates with product mix, selling prices, material costs and revenue level. Gross margin for the three months ended June 30, 2019 decreased by two percentage points compared to the same period in 2018, while gross margin for the six months ended June 30, 2019 increased by seven percentage points compared to the same period in 2018. Higher gross margin for the first six months of 2019 was primarily driven by the continued implementation of certain cost efficiencies from manufacturing of our ARTAS iX System, while gross margin was slightly down in second quarter of 2019 due to reserve associated with certain excess materials.

Sales and Marketing. Sales and marketing expenses decreased 5% and nil, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease was primarily due to lower variable compensation in connection with fewer system sales in the second quarter of 2019.

Research and Development. Research and development expense decreased 31%, for each of the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease was primarily due to lower outside services and consulting costs associated with the development of the ARTAS® iX System, which was commercially launched in July 2018.

General and Administrative. General and administrative expenses decreased 3% and 10%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease was primarily the result of reduced professional service costs, consisting of accounting, consulting, legal and other professional fees incurred in connection with our first year as a public company in 2018.

Merger related expenses. Merger expenses increased 100%, for each of the three and six months ended June 30, 2019, due to the pending merger transaction between us and Venus as further described in the overview section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense. Interest expense increased 63% and 84% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase in interest expense between the three-month periods was related to a higher average principal balance of our outstanding long-term-debt obligations as we refinanced our debt obligations with Solar in May 2018, which had a higher outstanding balance than the loan with our previous lender.

Other expense, Net. Other expense, net decrease was primarily due to (i) unamortized debt issuance and debt discounts written off by us and (ii) fees paid directly to Oxford and Solar in connection with the extinguishment of the Oxford loan and the entry into the new Solar loan in May 2018 as mentioned above.

Provision for income tax. Our effective tax rate is (0.13%) and (0.16%) for income tax for the three and six months ended June 30, 2019, and we expect that our effective tax rate for the full year 2019 will be (0.16%). Based on available evidence, including cumulative losses since inception and expected future losses, we have determined that it is more likely than not that our U.S. federal, U.S. state and Korea deferred tax assets will not be realized and therefore a valuation allowance has been provided on the U.S. federal, U.S. state and Korea net deferred tax assets.

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

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. Our net loss was $7.9 million and $6.2 million for each of the three months ended June 30, 2019 and 2018, respectively, and $15.3 million and $13.7 million for each of the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $208.5 million. As of June 30, 2019, and December 31, 2018, we had cash and cash equivalents of $9.7 million and $16.1 million, respectively. As of the filing date of this Quarterly Report, we believe our current cash and cash equivalents will not be sufficient to fund our operations for the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern.

Debt Obligations

On May 10, 2018, we entered into a Loan and Security Agreement, as amended (the Solar Agreement) with Solar Capital Ltd. (Solar) and certain other lenders thereunder (together with Solar, the Lenders). Pursuant to the terms of the Solar Agreement, we borrowed $20.0 million with an interest rate at U.S. Dollar LIBOR plus 7.95% per annum (the Borrowings). All amounts borrowed under the Solar Agreement are secured by liens over all personal property of the Company. Monthly payments on any amounts drawn shall consist of the interest only payments for the first 18 months, followed by payments of principal and accrued interest monthly thereafter until the four-year anniversary of the date of the Solar Agreement. In connection with the Solar Agreement, we granted the Lenders warrants to purchase an aggregate of 161,725 shares of our common stock exercisable at a price of $3.71 per share. On November 2, 2018, the Solar Agreement was amended to modify the compliance requirement for certain revenue and liquidity threshold. As part of this amendment, we paid a fee of $50,000 to the Lenders and cancelled 161,725 Warrants (originally issued in May 2018, as mentioned above) and issued 161,725 new warrants of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.76 per share. All other terms of the Warrants were unchanged. On February 13, 2019, the Solar Agreement was amended to modify the compliance requirement for certain liquidity thresholds. As part of this amendment, the Final Fee (as defined in the Solar Agreement) that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased $130,000 to $960,000. In addition, the Solar Agreement was amended to include new covenants covering certain operational milestones. On June 14, 2019, the Solar Agreement was further amended to modify the compliance requirement for certain liquidity thresholds. As part of this amendment, the Final Fee that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased by $150,000 to $1,110,000, and the Solar Agreement was amended to include a new covenant covering certain equity financing milestones. As of June 30, 2019, we were in compliance with all required covenants under the Solar Agreement, as amended.

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

On July 5, 2019, we raised $2.5 million through the issuance of the Subordinated Note to Venus Concept USA, Inc., a wholly owned subsidiary of Venus, which was executed on June 25, 2019. The Subordinated Note bears interest on the unpaid principal amount at a rate of eight percent (8%) per annum from the date of issuance, provided that upon any event of default pursuant to the Subordinated Note, the Subordinated Note shall bear interest payable on demand at a rate that is 4% per annum in excess of the rate of interest otherwise payable under thereunder. The Subordinated Note is unsecured and subordinate in priority to our existing obligations to Solar Capital, Ltd. under its amended loan and security agreement.

Capital Resources

We have financed our operations principally through the issuance and sale of our common stock in our IPO, private placements of our capital stock, and to a lesser extent, secured debt financing, convertible note issuances and payments from customers. We believe that our existing cash and cash equivalents and cash expected to be generated from sales of our products will not be sufficient to fund our planned operations through the next 12 months. However, we will need additional capital to fund our future operations and we intend to obtain such capital through the sale of additional shares of capital stock or related securities. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. Further, there can be no assurance that we will be able to raise additional funds on favorable terms, or at all. Our failure to raise additional capital would have a negative impact on our financial condition and our ability to execute our business plan.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
	(dollars in thousands)
Cash used in operating activities	$(11,100)	$(12,769)
Cash used in investing activities	(339)	(627)
Cash provided by financing activities	4,984	6,670
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50	42
Net decrease in cash, cash equivalents and restricted cash	$(6,405)	$(6,684)

Cash Flows from Operating Activities

For the six months ended June 30, 2019, cash used in operating activities of $11.1 million was attributable to a net loss of $15.3 million, partially offset by $1.6 million in non-cash charges and an increase from operating assets and liabilities of $2.6 million. The non-cash charges consisted primarily of stock-based compensation of $0.7 million, depreciation and amortization of $0.3 million, amortization of debt discounts and issuance costs of $0.4 million and provision for bad debt of $0.2 million. The net change in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued other liabilities of $1.6 million and a decrease in accounts receivable of $1.9 million due to the timing of collections from customers in the first quarter of 2019, which was offset by an increase in inventory of $1.1 million primarily due to an increase in raw materials for ARTAS® iX System.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2019 and 2018, cash used in investing activities related to purchases of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2019, cash provided by financing activities was $5.0 million, consisting of net proceeds from our Convertible Promissory Notes of $5.0 million.

For the six months ended June 30, 2018, cash provided by financing activities was $6.7 million, consisting of net proceeds from our Solar loan of $19.6 million and $0.4 million of stock option exercises, which was offset by $13.3 million for the retirement of our Oxford loan.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2019, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(dollars in thousands)
Debt obligations, including interest (1)	$6,647	$22,578	$—	$—	$29,225
Operating leases	260	1,084	188	—	1,532
Total contractual obligations	$6,907	$23,662	$188	$—	$30,757

(1)

Represents our loan with Solar as well as our Convertible Promissory Notes and our anticipated repayment schedule for the loans. Pursuant to our loan agreement with Solar, the loan will mature in May 2022. The loan with Solar accrues interest at prime plus 7.95% per annum. The outstanding principal balance on the Solar loan was $21.1 million as of June 30, 2019, which includes a final payment of $1.1 million to Solar on the maturity of the loan. The Convertible Promissory Notes accrues interest at 8.0% per annum. The outstanding principal balance plus accrued interest matures on August 28, 2020, unless converted into common stock of the Company prior to maturity.

In addition to the contractual obligations listed in the table above, in March 2018, we received U.S. FDA 510(k) clearance to expand the ARTAS® System technology to include an implantation functionality. Based on manufacturing changes associated with the ARTAS® System, we determined that certain components procured or expected to be procured by Evolve Manufacturing Technologies, Inc., our single third-party manufacturer, who assemble the ARTAS® Systems, will be in excess of expected demand or usage. Additionally, in the fourth quarter of 2018, the Company recorded a charge related to other excess purchase commitments from another vendor based on cost reduction changes in 2019. As a result, we recorded a loss contingency accrual of $0.5 million and included in “Other accrued liabilities” on the condensed consolidated balance sheets as of June 30, 2019.

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structure finance entities.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for the change in our revenue accounting policy, as discussed in Note 2, there have been no changes in these significant accounting policies during the six months ended June 30, 2019.

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

We are exposed to interest rate risk related to our debt obligations which are subject to variable interest rates. As of June 30, 2019, a 100-basis point increase in interest rates on our debt subject to variable interest rate fluctuations would increase our interest expense $0.2 million annually.

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

Our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 23, 2018, a putative shareholder class action complaint was filed in Superior Court of the State of California, County of San Mateo (the “Superior Court”), captioned Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609. On June 21, 2018 and June 28, 2018, two putative class action complaints were filed in the United States District Court for the Northern District of California, captioned Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF, respectively. On July 24, 2018, the U.S. Northern District Court related the Guerrini and Yzeiraj actions and reassigned the Yzeiraj action to Judge Edward J. Davila. The Wong and Guerrini complaints name us as defendants, and certain of our current and former executive officers and directors, certain of our venture capital investors and the underwriters in our IPO. The Yzeiraj complaint names us as defendants and certain of our current and former executive officers and directors. The Wong complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act. The Guerrini and Yzeiraj complaints assert claims under Sections 11 and 15 of the Securities Act. The complaints all allege, among other things, that our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs. In addition, on June 11, 2019, a putative shareholder class action complaint was filed in Superior Court of the State of California, County of San Mateo, captioned Li v. Restoration Robotics, Inc., et al., No. 19CIV08173. The Li complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act and is based on the same set of facts as the Wong complaint.  The Li complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

On August 8, 2018, we, along with certain of our current and former executive officers and directors, filed a motion to dismiss the Wong complaint based on the forum selection clause designating the federal district courts as the exclusive forum for claims arising under the Securities Act contained in our Amended and Restated Certificate of Incorporation, and which asked the court in the alternative to stay the Wong action. Also, on August 8, 2018, the venture capital investor and underwriters’ defendants in the Wong action filed demurrers to the Wong complaint, and we, along with certain of our current and former executive officers and directors, joined in the venture capital investor defendants’ demurrer. A hearing on our motion to dismiss and the demurrers to the Wong complaint was held on October 24, 2018.  On October 25, 2018, the Court ordered the defendants’ demurrers to the complaint sustained with leave to amend and granted an extension of time for plaintiff to serve a First Amended Complaint until further order of the Court. On January 31, 2019, the Court stayed the case and stayed any decision on the Company’s motion to dismiss on forum selection grounds pending resolution of an appeal of Sciabacucchi v. Salzberg, a case addressing similar issues in Delaware. On August 12, 2019, the Court consolidated the Wong and Li actions, and lifted the stay imposed on January 31, 2019 to allow further briefing on the Company’s motion to dismiss.  A further hearing on the motion to dismiss is set for September 17, 2019.

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

On July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC.  The complaint alleges that certain of our current and former executive officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934 in connection with our IPO and our 2018 proxy statement.  The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 12, 2019, the parties filed a joint stipulation to stay the action during the pendency of the federal class action, In re Restoration Robotics, Inc. Sec. Litig., No. 5:18-cv-03712-EJD.  The joint stipulation is subject to court approval.

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

We have a limited commercial history and have focused primarily on research and development, product design and engineering, establishing supply and manufacturing relationships, seeking regulatory clearances and approvals to market the ARTAS® and ARTAS® iX System, and selling and marketing. We have incurred losses in each year since our inception in 2002. Our net losses were approximately $15.3 million for the six months ended June 30, 2019 and $28.7 million for the year ended December 31, 2018. As of June 30, 2019, we had an accumulated deficit of $208.5 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate enough revenue to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Furthermore, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. Before investing, you should consider an investment in our common stock considering the risks, uncertainties, and difficulties frequently encountered by early-stage medical technology companies in rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements such as software-updates for the ARTAS® and ARTAS® iX Systems and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of June 30, 2019, we had capital resources consisting of cash and cash equivalents of $9.7 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of the ARTAS® and ARTAS® iX System, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities.

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

Sales in markets outside of the U.S. accounted for approximately 40% of our revenue for the year ended December 31, 2018 and 37% and 54% of our revenue for the six months ended June 30, 2019 and 2018, respectively. We believe that a significant percentage of our business will continue to come from sales in markets outside of the U.S. through increased penetration in countries where we market and sell the ARTAS® or ARTAS® iX System. However, international sales are subject to a number of risks, including:

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

In May and June 2018, a number of purported stockholder class action complaints were filed against us, the members of our board of directors (and affiliated venture funds), as well as certain of our current and former officers and the underwriters in our IPO. The complaints all allege, among other things, that our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. In addition, in July 2019, a shareholder derivative complaint was filed which alleges that certain of our current and former executive officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Exchange Act in connection with our IPO and our 2018 proxy statement. The complaints seek unspecified money damages, other equitable relief and attorneys’ fees and costs. While we believe these claims to be without merit, we cannot assure you that additional claims alleging the same or similar facts will not be filed. Any litigation could result in substantial costs and a diversion of management’s attention and resources.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could inhibit commercialization of the ARTAS® and ARTAS® iX Systems. As of June 30, 2019, we carry product liability insurance in the amount of $4.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

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

As of June 30, 2019, we had 96 employees, with 37 employees in sales and marketing, 23 employees in customer support, 19 employees in research and development, including clinical, regulatory and certain quality control functions, seven employees in manufacturing operations and 10 employees in general management and administration. We will need to continue to expand our sales, marketing, managerial, operational, finance and administrative resources for the ongoing commercialization of the ARTAS® System and ARTAS® iX System and continue our development activities of any future products.

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

Our common stock is listed on the Nasdaq Global Market and as such is subject to various requirements for continued listing under the rules of the Nasdaq Global Stock Market (Listing Rules). On January 18, 2019, we received a letter indicating that for 30 consecutive business days we did not maintain a minimum market value of listed securities, (MVLS) of $50.0 million as required by the Listing Rules. In accordance with the Listing Rules, because we did not regain compliance with the minimum MVLS rule by July 17, 2019, we were notified on July 18, 2019 that our stock would be delisted unless we appealed this determination.  In light of our pending business combination with Venus Concept, we have requested a hearing to appeal this determination.  Additionally, on March 14, 2019, we received a letter indicating that for 30 consecutive business days we did not maintain a minimum closing bid price of $1.00 per share as required by the Listing Rules. In accordance with the Listing Rules, we have 180 calendar days, or until September 10, 2019, to regain compliance with the minimum bid price rule.

In accordance with the applicable Listing Rules, if we are unable to regain compliance with any of the above prior to the expiration of the applicable grace period, or if we are unsuccessful in appealing Nasdaq’s determination to delist our common stock, we will be required to transfer to the Nasdaq Capital Market, subject to our ability to meet the listing standards of the Nasdaq Capital Market. If we are unable to meet the listing standards of the Nasdaq Capital Market, our common stock will be delisted. If our common stock is delisted from Nasdaq, we could be required to list on the over-the-counter, or OTC, market, which may adversely affect the price and trading liquidity of our common stock. Delisting from the Nasdaq may have other negative results, including the potential loss of confidence in us by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing on favorable terms or at all.

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

Based on the number of shares outstanding as of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40.0% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the quarter ended June 30, 2019.

Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	10-17-17	3.1
3.2	Amended and Restated Bylaws	8-K	10-17-17	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate	S-1/A	9-18-17	4.2
10.1	Fourth Amendment to Loan and Security Agreement dated June 14, 2019, by and between the Company and Solar Capital Ltd.	S-4/A	7-29-19	10.37
10.2	Convertible Note Purchase Agreement dated June 25, 2019, by and between the Company, Venus Concept Ltd. Among others				X
10.3	Unsecured Subordinated Note dated June 25, 2019, by and between the Company and Venus Concept Ltd.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Company Name

Date: August 14, 2019	By:	/s/ Ryan Rhodes
Ryan Rhodes
President and Chief Executive Officer

Date: August 14, 2019	By:	/s/ Mark Hair
Mark Hair
Chief Financial Officer