Form 10-Q
period 2019-09-30
Venus Concept Inc.
filed 2019-11-14
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38238

Venus Concept Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1681204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

235 Yorkland Blvd., Suite 900

Toronto, Ontario M2J 4Y8

(877) 848-8430

(Address including zip code, and telephone number including area code, of registrant’s principal executive offices)

Restoration Robotics, Inc

128 Baytech Drive

San Jose, CA 95134

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	VERO	The Nasdaq Global Market

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

As of November 7, 2019, the registrant had 29,667,622 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for shares and per share data)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,915	$16,122
Accounts receivable, net of allowance of $2,542 and $1,772 as of September 30, 2019 and December 31, 2018, respectively	3,663	6,569
Inventory	5,623	5,522
Prepaid expenses and other current assets	1,042	1,278
Total current assets	19,243	29,491
Property and equipment, net	1,323	1,299
Restricted cash	83	83
Other assets	100	100
TOTAL ASSETS	$20,749	$30,973
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,226	$3,815
Accrued compensation	1,315	1,771
Other accrued liabilities	2,629	2,337
Deferred revenue	1,346	1,407
Related party convertible promissory notes (Note 8)	7,000	—
Subordinated promissory notes (Note 8)	4,500	—
Current portion of long-term debt, net of discount of $789 and $617 as of September 30, 2019 and December 31, 2018, respectively	5,878	49
Total current liabilities	27,894	9,379
Other long-term liabilities	497	594
Long-term debt, net of discount of $485 and $746 as of September 30, 2019 and December 31, 2018	14,158	19,418
TOTAL LIABILITIES	42,549	29,391
Commitments and Contingencies (Note 6)
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 2,729,801 and 2,711,801 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	195,914	194,841
Accumulated other comprehensive income (loss)	43	(50)
Accumulated deficit	(217,761)	(193,213)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(21,800)	1,582
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$20,749	$30,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$3,307	$4,818	$11,632	$15,298
Cost of revenue	2,297	2,663	6,465	8,362
Gross profit	1,010	2,155	5,167	6,936
Operating expenses:
Sales and marketing	3,952	4,398	12,688	13,147
Research and development	1,604	2,008	4,573	6,286
General and administrative	2,155	2,191	5,721	6,159
Merger related expenses	1,521	—	4,079	—
Total operating expenses	9,232	8,597	27,061	25,592
Loss from operations	(8,222)	(6,442)	(21,894)	(18,656)
Other expense, net:
Interest expense	(930)	(631)	(2,512)	(1,489)
Other income (expense), net	(55)	12	(109)	(567)
Total other expense, net	(985)	(619)	(2,621)	(2,056)
Net loss before provision for income taxes	(9,207)	(7,061)	(24,515)	(20,712)
Provision for income taxes	9	8	33	32
Net loss attributable to common stockholders	$(9,216)	$(7,069)	$(24,548)	$(20,744)
Net loss per share attributable to common stockholders, basic and diluted	$(3.38)	$(3.03)	$(9.02)	$(10.02)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	2,728,888	2,333,820	2,722,922	2,070,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(9,216)	$(7,069)	$(24,548)	$(20,744)
Other comprehensive income (loss):
Cumulative translation adjustment	43	(9)	93	33
Comprehensive loss	$(9,173)	$(7,078)	$(24,455)	$(20,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except for shares)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance — June 30, 2019	2,723,801	$4	$195,559	$—	$(208,545)	$(12,982)
Release of restricted stock awards	6,000	—	—	—	—	—
Stock-based compensation	—	—	355	—	—	355
Other comprehensive gain	—	—	—	43	—	43
Net loss	—	—	—	—	(9,216)	(9,216)
Balance — September 30, 2019	2,729,801	$4	$195,914	$43	$(217,761)	$(21,800)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance — December 31, 2018	2,711,801	$4	$194,841	$(50)	$(193,213)	$1,582
Release of restricted stock awards	18,000	—	—	—	—	—
Stock-based compensation	—	—	1,073	—	—	1,073
Other comprehensive gain	—	—	—	93	—	93
Net loss	—	—	—	—	(24,548)	(24,548)
Balance — September 30, 2019	2,729,801	$4	$195,914	$43	$(217,761)	$(21,800)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance — June 30, 2018	1,942,513	$3	$178,799	$(37)	$(178,162)	$603
Issuance of common stock pursuant to stock options exercises of vested options	2,554	—	6	—	—	6
Stock-based compensation	—	—	167	—	—	167
Issuance of common stock in connection with our follow-on offering, net of underwriters' commission and offering costs of $1,635	766,667	1	15,614	—	—	15,615
Other comprehensive loss	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(7,069)	(7,069)
Balance — September 30, 2018	2,711,734	$4	$194,586	$(46)	$(185,231)	$9,313

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance — December 31, 2017	1,929,352	$3	$177,757	$(79)	$(164,487)	$13,194
Issuance of common stock pursuant to stock options exercises of vested options	15,715	—	392	—	—	392
Stock-based compensation	—	—	419	—	—	419
Issuance of common stock warrants pursuant to debt financing	—	—	404	—	—	404
Issuance of common stock in connection with our follow-on offering, net of underwriters' commission and offering costs of $1,635	766,667	1	15,614	—	—	15,615
Other comprehensive gain	—	—	—	33	—	33
Net loss	—	—	—	—	(20,744)	(20,744)
Balance — September 30, 2018	2,711,734	$4	$194,586	$(46)	$(185,231)	$9,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,548)	$(20,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	524	539
Amortization of debt discounts and issuance costs	586	318
Non-cash loss on extinguishment of debt	—	178
Stock-based compensation	1,073	419
Provision for bad debt	812	839
Loss on disposal of property and equipment	—	41
Changes in operating assets and liabilities:
Accounts receivable	2,094	(3,417)
Inventory	(321)	(1,686)
Prepaid expenses and other assets	234	(40)
Accounts payable	1,437	1,956
Accrued and other liabilities	(262)	253
Deferred revenue	(59)	118
Net cash used in operating activities	(18,430)	(21,226)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(353)	(1,051)
Net cash used in investing activities	(353)	(1,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party convertible promissory notes, net	6,983	—
Proceeds from subordinated promissory notes	4,500
Proceeds from exercised stock options	—	392
Proceeds from follow-on offering, net	—	15,615
Proceeds from long-term debt, net	—	19,584
Principal payments on long-term debt	—	(13,300)
Net cash provided by financing activities	11,483	22,291
Effect of exchange rate changes on cash, cash equivalents and restricted cash	93	33
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,207)	47
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	16,205	23,645
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$8,998	$23,692
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$1,653	$1,240
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchase of property and equipment included in accounts payable	$—	$4
Discounts and issuance costs in connection with long-term debt	$—	$1,246
Issuance of warrants in connection with long-term debt	$—	$404
Transfer of equipment from inventory to property and equipment	$220	$—
Discounts in connection with amendment of long-term debt	$480	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except for shares, per share data and percentages)

1. Nature of Operations

Venus Concept Inc. formerly “Restoration Robotics, Inc.” is a medical device company incorporated in the state of Delaware on November 22, 2002 and headquartered in San Jose, California. The Company develops an image-guided robotic system that enables follicular unit extraction (FUE) and implantation functionality for use in the field of hair transplantation and markets the ARTAS® Robotic System in the United States and certain other countries. In these notes to the unaudited condensed consolidated financial statements, the “Company” and “Restoration Robotics” refers to Restoration Robotics, Inc. and its subsidiaries on a consolidated basis prior to the consummation of the Merger (as defined below).

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

At the effective time of the Merger, each outstanding ordinary and preferred share of Venus, nominal value of New Israeli Shekels 0.001, other than shares held by Venus as treasury stock or held by the Company or Merger Sub, will be converted into the right to receive 8.6506 (“Exchange Ratio”) validly issued, fully paid and non-assessable shares of Common Stock (“Company Share”), and (ii) each outstanding Venus stock option and warrant will be assumed by the Company and converted into and become an option or warrant (as applicable) exercisable for Company Shares with the number and exercise price adjusted by the Exchange Ratio.

On August 14, 2019, the Company, Radiant Merger Sub Ltd. and Venus entered into the First Amendment to the Merger Agreement (the “Merger Agreement Amendment”). The Merger Agreement Amendment, among other things, adds as a condition to closing the Merger the satisfaction of the following: (i) Venus must have raised cash proceeds in one or more issuances of common equity interests or convertible bond indebtedness of Venus or the Company, in an aggregate amount of at least $20,000 (exclusive of any investment by Madryn Health Partners, LP (Venus’ lender) not later than the close of business on the closing date of the Merger and (ii) Venus and the other loan parties to the credit agreement by and among Venus, such parties and the Madryn entities, must have unrestricted cash of at least $20,000 immediately after giving effect to the transactions contemplated by the Merger Agreement.

Under the terms of the transaction, the Company and Venus shareholders will own approximately 15% and 85% of the combined company, respectively, on a fully diluted basis, without giving effect to the shares issued in the proposed equity commitment letter dated March 15, 2019, that is expected to close immediately after the merger (the Equity Commitment Letter). EW Healthcare Partners has committed to lead a $21,000 equity investment, priced at $0.4664 per share (subject to adjustment for stock splits), in the combined company’s common stock contingent on the closing of the Merger. Additional investors committed to participating in the proposed equity financing include HealthQuest Capital, Madryn Asset Management, Longitude Capital Management, Fred Moll and Aperture Venture Partners. On August 14, 2019, the Company, Venus and the investors party to the Equity Commitment Letter entered into the first amendment to the Equity Commitment Letter (the “Equity Commitment Letter Amendment”). Pursuant to the Equity Commitment Letter Amendment, the investors agreed to amend the Equity Commitment Letter to “pull forward” their maximum committed amounts such that the $21,000 committed under the Equity Commitment Letter would be invested on or prior to August 30, 2019 in Venus convertible promissory notes which will be convertible into shares of the Company’s common stock immediately following the consummation of the Merger. On August 14, 2019, the equity commitment letter investors purchased an aggregate of $6,950 in Convertible Notes and on August 21, 2019, certain of the remaining Equity Commitment Letter investors purchased an additional $14,050 of Convertible Notes.

In addition to the Equity Commitment Letter, Fred Moll and InterWest Partners previously funded a $5,000 convertible note to the Company, which will convert into the combined company’s common stock upon consummation of the merger at a price of $0.4664 per share (subject to adjustment for stock splits). On August 20, 2019, the Company entered into a note purchase agreement pursuant to which the Company raised $2,000 through the issuance of an unsecured subordinated convertible promissory note to Frederic Moll, M.D. as discussed in Note 8 to the condensed consolidated financial statements.

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

On August 14, 2019, pursuant to that certain Note Purchase Agreement, dated as of June 25, 2019, with Venus and certain investors named therein pursuant to which Venus sold an additional $7,200 aggregate principal amount of Convertible Notes to such investors. The Convertible Notes contain the same terms as the $7,800 aggregate principal amount of Convertible Notes that were sold pursuant to the Note Purchase Agreement on June 25, 2019 and bear interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. The Company’s stockholders approved a proposal that effective upon the closing of the Merger, all of the outstanding principal and unpaid accrued interest on the Convertible Notes will automatically be converted, in whole, into the number of shares of common stock, par value $0.0001 per share, of the Company at a conversion price of $0.4664 per share, subject to adjustment as provided in the Convertible Notes.

In connection with the Convertible Note Financing, on June 25, 2019, the Company entered into a $2,500 Unsecured Subordinated Promissory Note, which funded on July 5, 2019, with Venus Concept USA Inc., a wholly owned subsidiary of Venus. On August 14, 2019, the Company entered into another $2,500 Unsecured Subordinated Promissory Note funded in three tranches A and B of $1,000 each and tranche C of $500 with Venus Concept USA Inc., a wholly owned subsidiary of Venus, collectively (the Subordinated Notes). Tranches A and B were funded on August 27, 2019 and September 25, 2019, respectively, for a total of $2,000. The maturity date of the Subordinated Notes is November 30, 2019. The Subordinated Notes bear interest on the unpaid principal amount at a rate of eight percent (8%) per annum from the date of issuance, provided that upon any event of default pursuant to the Subordinated Notes, the Subordinated Notes shall bear interest payable on demand at a rate that is 4% per annum in excess of the rate of interest otherwise payable thereunder. The Subordinated Notes are unsecured and subordinate in priority to the Company’s existing obligations to Solar Capital, Ltd. under its amended loan and security agreement.

The Company (formerly named Restoration Robotics, Inc.), completed its business combination with Venus, in accordance with the terms of the Merger Agreement.

Immediately following the effective time of the Merger, the Company effected a 15-for-1 reverse stock split of the common stock (“Reverse Stock Split”) and the Company changed its corporate name from “Restoration Robotics, Inc.” to “Venus Concept Inc.”, (“Name Change”) and the business conducted by Venus became the primary business conducted by the Company. Venus is an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic technologies and related practice enhancement services. The Merger, the Reverse Stock Split and the Name Change were approved by the Company’s stockholders at an annual meeting of its stockholders held on October 4, 2019. A Form 8-K disclosing the full voting results was filed with the Securities and Exchange Commission (SEC) on October 7, 2019. The transaction closed on November 7, 2019.

This Quarterly Report on Form 10-Q includes only the accounts of Restoration Robotics, Inc. prior to the Merger with Venus Concept Inc. on November 7, 2019.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations since inception. As of September 30, 2019, and December 31, 2018, the Company has an accumulated deficit of $217,761 and $193,213 and, as of such dates, and through the date of this filing, does not have sufficient capital to fund its planned operations. Because of the Company’s recurring losses from operations and negative cash flows, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s consolidated financial statements as of, and for the year ended, December 31, 2018 that such factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue its operations, the Company must achieve profitable operations and/or obtain additional financing. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. The Company may never become profitable and even if it does attain profitable operations, it may not be able to sustain profitability or positive cash flows on a recurring basis.

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

Basis of Presentation

The condensed consolidated balance sheets as of September 30, 2019, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and the condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2019 and 2018 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and in the opinion of management, reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial statements included in this report. The condensed consolidated financial data disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report filed on Form 10-K for the year ended December 31, 2018, with the SEC on March 20, 2019, as amended.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Restoration Robotics, Inc. and its wholly owned subsidiaries, which are organized in the United States, United Kingdom, Spain, Hong Kong and South Korea prior to the merger with Venus Concept Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$8,915	$16,122
Restricted cash	83	83
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$8,998	$16,205

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

Concentration of Customers

For the three and nine months ended September 30, 2019, one and no customers accounted for more than 10% of the Company’s revenue, respectively. For the three and nine months ended September 30, 2018, no customers accounted for more than 10% of the Company’s revenue. As of September 30, 2019, one customer accounted for 14% of the Company’s total accounts receivable. As of December 31, 2018, no customers accounted for more than 10% of the Company’s total accounts receivable.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014‑09, Revenue from Contracts with Customers (Topic 606), as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, (collectively, ASU 2014-09). ASU 2014-09 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services and provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. The Company adopted the new revenue standard on January 1, 2019, using the modified retrospective transition method applied to those contracts which were not completed as of that date. See Note 3. Revenue, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details.

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

Impact on Financial Statements

In accordance with Topic 606, the disclosure of the impact of the change in accounting principle to the unaudited condensed consolidated statements of operations and balance sheet was as follows:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
Condensed Consolidated Statements of Operations Data	As Reported	Change	Balance Without ASC 606 Adoption	As Reported	Change	Balance Without ASC 606 Adoption
Revenue	$3,307	$24	$3,331	$11,632	$(121)	$11,511
Gross profit	1,010	24	1,034	5,167	(121)	5,046
Total operating expenses	9,232	—	9,232	27,061	9	27,070
Loss from operations	$(8,222)	$24	$(8,198)	$(21,894)	$(130)	$(22,024)
Net loss before provision for income taxes	$(9,207)	$24	$(9,183)	$(24,515)	$(130)	$(24,645)
Net loss attributable to common stockholders	$(9,216)	$24	$(9,192)	$(24,548)	$(130)	$(24,678)
Net loss per share attributable to common stockholders, basic and diluted	$(3.38)	$0.01	$(3.37)	$(9.02)	$(0.04)	$(9.06)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	2,728,888		2,728,888	2,722,922		2,722,922

	September 30, 2019
Condensed Consolidated Balance Sheets Data	As Reported	Change	Balance Without ASC 606 Adoption
Assets
Prepaid expenses and other current assets	$1,042	$(121)	$921
Other assets	$100	$(9)	$91
Stockholders' deficit
Accumulated deficit	$(217,761)	$(130)	$(217,891)

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

The Company also utilizes distributors to sell ARTAS® and ARTAS® iX Systems and related consumables in certain markets outside of the United States. The Company recognizes revenue when control of the goods or services is transferred to the distributors. Standard terms for all agreements with either end customers or distributors do not allow for right of return, refunds, payment contingent on obtaining financing or other terms that could impact the customer’s payment obligation. Payment terms for U.S. customers are generally at shipment, delivery, or within 30 days of shipment, while payment terms for customers outside of the U.S. vary between 30 and 180 days after shipment.

Performance Obligations, Determination and Allocation of Transaction Price and Method of Recognition

The Company's system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations. These performance obligations include: ARTAS® or ARTAS® iX System, including related accessories and software license (considered as one performance obligation), product training, consumables (consisting of harvest or site making/implantation kits), extended service contracts and marketing services. All ARTAS® and ARTAS® iX Systems include an assurance-type standard warranty, generally for a 12-month period. ARTAS Care (extended warranty service contract) will commence at the expiration of the standard warranty period. For multiple performance obligations arrangements, the Company allocates revenue to each performance obligation based on its relative stand-alone selling price for each performance obligation, which is based on observable prices.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period as follows (in thousands):

Revenue	2019 (A)	2020	2021	2022 and Thereafter	Total
System related	$497	$—	$—	$—	$497
Procedure-based	20	—	—	—	20
Service-related fees	439	467	172	7	1,085
Total	$956	$467	$172	$7	$1,602

(A)	Represents unearned revenue for the remaining three months of the year 2019.

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

Costs to Obtain Customer Contracts

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. Except for sales commissions that would have been amortized in one year or less, which we have elected the practical expedient discussed above, certain sales commissions related to ARTAS Care and consumables that are sold bundled with the ARTAS® and ARTAS® iX Systems, are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have estimated to be three years for ARTAS Care extended warranty service contracts and five years for consumables. We determined the period of benefit by taking into consideration the length of the customer contracts, the Company’s technology lifecycle, and other factors. Amortization expense is recorded in sales and marketing expense within the condensed consolidated statement of operations. As of September 30, 2019, short-term and long-term unamortized deferred compensation were $3 and $8, which are included in “Prepaid and other current assets” and “Other Assets,” respectively, on the condensed consolidated balance sheets.

Deferred Revenue (Remaining Performance Obligations)

The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized primarily from ARTAS Care extended warranty service contracts, product training and marketing services not yet rendered to customers.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Balance at the beginning of the period	$1,535	$1,661
Additions	652	1,658
Recognition of deferred revenue	(585)	(1,717)
Balance at the end of the period	$1,602	$1,602
Less: Deferred revenue - current	$1,346	$1,346
Deferred revenue - non-current (A)	$256	$256

(A)	Included in “Other long-term liabilities” on the condensed consolidated balance sheets as of September 30, 2019.

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

The following tables provide information about disaggregated revenue from contracts with customers into geographic regions, and the nature of the products and services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$1,405	$3,856	$6,613	$8,712
Europe and Middle East *	1,382	362	2,819	2,323
Asia Pacific	196	553	1,291	3,213
Rest of World	324	47	909	1,050
Total revenue	$3,307	$4,818	$11,632	$15,298

*	No individual country is greater than 10% of revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Systems	$1,862	$3,040	$6,549	$7,571
Procedure-based	935	1,280	3,640	6,150
Service-related fees	510	498	1,443	1,577
Total revenue	$3,307	$4,818	$11,632	$15,298

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

Effective November 7, 2019, a reverse stock split of 15-for-1 was retrospectively applied to the common stock equivalents in the table below. The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2019	2018
Options to purchase common stock	221,941	135,126
Restricted stock awards	6,000	—
Warrants for common stock	18,147	31,212
Total potential dilutive shares	246,088	166,338

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

The following tables summarize the levels of fair value measurements of the Company’s cash equivalents:

	Fair Value Measurements as of September 30, 2019
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market account	$8,048	$—	$—	$8,048
Restricted cash:
Money market account	83	—	—	83
Total assets	$8,131	$—	$—	$8,131

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash Equivalents:
Money market account	$13,968	$—	$—	$13,968
Restricted cash:
Money market account	83	—	—	83
Total assets	$14,051	$—	$—	$14,051

6. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$2,417	$2,464
Work-in-process	225	323
Finished goods	2,981	2,735
Total inventory	$5,623	$5,522

Property and Equipment, Net

Property and equipment, net consist of the following:

	September 30,	December 31,
	2019	2018
Equipment	$4,028	$3,531
Computer hardware and software	927	901
Leasehold improvements	874	874
Furniture and fixtures	483	457
Total property and equipment	6,312	5,763
Less: Accumulated depreciation and amortization	(4,989)	(4,464)
Total property and equipment, net	$1,323	$1,299

Depreciation and amortization expense were $220 and $524 for three and nine months ended September 30, 2019, respectively. Depreciation and amortization expense were $268 and $539 for the three and nine months ended September 30, 2018, respectively.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various operating leases including 23,000 square feet of office space and 2,500 square feet of manufacturing space in San Jose, California. The office space lease expires in April 2022. The Company’s manufacturing space lease expired in April 2019 and is now on a month-to-month lease arrangement.

Aggregate future minimum lease payments required under the Company’s operating leases as of September 30, 2019 are as follows:

Years Ending December 31,
2019 (remaining 3 months)	$131
2020	534
2021	550
2022	188
Total future minimum lease payments	$1,403

Total rent expense was $161 and $481 for three and nine months ended September 30, 2019, respectively. Total rent expense was $163 and $401 for the three and nine months ended September 30, 2018, respectively.

Commitments

The Company has two master agreements and a component pricing agreement with Evolve Manufacturing Technologies, Inc. (Evolve) for the supply of the ARTAS® System and consumable products. The terms of these master agreements are substantially similar. The master agreement for the sale of ARTAS® Systems was effective beginning on April 1, 2016 and the master agreement for the sale of kits used with the ARTAS System was effective beginning on March 1, 2016. Both agreements are effective for an initial term of two years and will continue to automatically renew for additional twelve-month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term, if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term. Under the agreements, the Company has future purchase commitments up to $285 as of September 30, 2019.

In March 2018, the Company received U.S. FDA 510(k) clearance to expand the ARTAS® System technology to include an implantation functionality, referred to as ARTAS® iX. Based on manufacturing changes associated with the ARTAS® iX System, the Company determined that certain components procured or expected to be procured by Evolve, will be in excess of expected demand or usage based on the advance notice the Company provided to Evolve under the term of the agreement mentioned above. Additionally, in the fourth quarter of 2018, the Company recorded a $188 charge related to other excess purchase commitments from another vendor based on cost reduction changes in 2019. Although the Company will be taking steps to minimize the adverse impact on the Company’s business, based on information available as of September 30, 2019, the Company’s management recorded a loss contingency accrual of $473 which is included in “Other accrued liabilities” on the condensed consolidated balance sheets as of September 30, 2019.

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

On August 8, 2018, the Company, along with certain of its current and former executive officers and directors, filed a motion to dismiss the Wong complaint based on the forum selection clause designating the federal district courts as the exclusive forum for claims arising under the Securities Act contained in the Company’s Amended and Restated Certificate of Incorporation, and which asked the court in the alternative to stay the Wong action. Also, on August 8, 2018, the venture capital investor and underwriters’ defendants in the Wong action filed demurrers to the Wong complaint, and the Company, along with certain of its current and former executive officers and directors, joined in the venture capital investor defendants’ demurrer. A hearing on the Company’s motion to dismiss and the demurrers to the Wong complaint was held on October 24, 2018. On October 25, 2018, the Court ordered the defendants’ demurrers to the complaint sustained with leave to amend and granted an extension of time for plaintiff to serve a First Amended Complaint until further order of the Court. On January 31, 2019, the Court stayed the case and stayed any decision on the Company’s motion to dismiss on forum selection grounds pending resolution of an appeal of Sciabacucchi v. Salzberg, a case addressing similar issues in Delaware. On August 12, 2019, the Court consolidated the Wong and Li actions, and lifted the stay imposed on January 31, 2019 to allow further briefing on the Company’s motion to dismiss. A further hearing on the motion to dismiss was held on September 17, 2019.

On October 2, 2018, the U.S. Northern District Court granted a Motion for Consolidation of Related Actions, Appointment as Lead Plaintiff and Approval of Lead Counsel filed by Plaintiff Edgardo Guerrini, which consolidated the Guerrini and Yzeiraj actions under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD. On November 30, 2018, Lead Plaintiff Edgardo Guerrini filed a Consolidated Amended Complaint for violations of federal securities laws asserting the same claims, against the same defendants, as his original complaint but adding certain allegations in support of those claims. On January 29, 2019, the Company, along with certain of its current and former executive officers and directors, filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rule of Civil Procedure 12(b)(6). The venture capital defendants and underwriter defendants filed joinders to the Company’s motion to dismiss on the same day. On October 18, 2019, the District Court granted in part and denied in part the Company’s motion to dismiss.

On July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of our current and former executive officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934 in connection with our IPO and our 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court related the Mason action with the federal class action, In re Restoration Robotics, Inc. Sec. Litig., and reassigned the Mason action to Judge Edward J. Davila. Also, on August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action during the pendency of the federal class action, In re Restoration Robotics, Inc. Sec. Litig., No. 5:18-cv-03712-EJD.

On September 24, 2019, a complaint was filed in the United States District Court for the Northern District of California, captioned Bushansky v. Restoration Robotics, Inc., et al., No. 5:19-cv-06004-MMC. The complaint alleges, among other things, that defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 14d-9. The complaint alleges that the proxy statement filed with the United States Securities and Exchange Commission by Restoration Robotics on September 10, 2019 in connection with the proposed transaction whereby Restoration Robotics would merge with Venus Concept Ltd. omitted or misrepresented material information. The complaint seeks, among other things, injunctive relief, unspecified damages, and attorneys’ fees and costs. On November 6, 2019, the plaintiff voluntarily dismissed the Bushansky action with prejudice as to his individual claims and without prejudice as to the claims of the putative class.

The Company believes that these lawsuits are without merit and management intends to vigorously defend against these claims.

8. LONG-TERM DEBT

Issuance of Unsecured Subordinated Promissory Notes

In connection with the Convertible Note Financing, on June 25, 2019, the Company entered into a $2,500 Unsecured Subordinated Promissory Note, which funded on July 5, 2019, with Venus Concept USA Inc., a wholly owned subsidiary of Venus. On August 14, 2019, the Company entered into another $2,500 Unsecured Subordinated Promissory Note funded in three tranches A and B of $1,000 each and tranche C of $500 with Venus Concept USA Inc., a wholly owned subsidiary of Venus, collectively (the Subordinated Notes). Tranches A and B were funded on August 27, 2019 and September 25, 2019, respectively for a total of $2,000. The maturity date of the Subordinated Notes is November 30, 2019. The Subordinated Notes bear interest on the unpaid principal amount at a rate of eight percent (8%) per annum from the date of issuance, provided that upon any event of default pursuant to the Subordinated Notes, the Subordinated Notes shall bear interest payable on demand at a rate that is 4% per annum in excess of the rate of interest otherwise payable under thereunder. The Subordinated Notes are unsecured and subordinate in priority to the Company’s existing obligations to Solar Capital, Ltd. under its amended loan and security agreement.

Issuance of Related Party Convertible Promissory Notes

On February 28, 2019, the Company entered into a Note Purchase Agreement pursuant to which the Company raised $5,000 through the issuance of two unsecured subordinated convertible promissory notes (the Notes) to Frederic Moll, M.D., one of the Company’s directors, and Interwest Partners IX, LP, one of the Company’s stockholders affiliated with Gil Kliman, M.D., one of the Company’s directors (together, the Investors). The Note Purchase Agreement was amended on August 20, 2019 to adjust the post-merger conversion price for per share from $0.825 to $0.4664 and to convert the Notes upon consummation of the Merger.

In addition, on August 20, 2019, the Company entered into a Note Purchase Agreement pursuant to which the Company raised $2,000 through the issuance of one unsecured subordinated convertible promissory note to Frederic Moll, M.D. The maturity date of the Notes is August 28, 2020 (the Maturity Date). The Notes bear interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. The Notes are unsecured and subordinate in priority to the Company’s existing obligations under the Solar Agreement.

All of the outstanding principal and unpaid accrued interest on the Notes will automatically be converted into shares of the same class and series of capital stock of the Company issued to other investors upon consummation of the Merger, into the number of fully paid and non-assessable shares of the Company’s common stock, par value $0.0001 per share, of Restoration Robotics (the “Common Stock”), calculated by dividing the outstanding principal amount of this Note (and any accrued and unpaid interest under this Note) by the Post-Merger Conversion Price then in effect. The initial Post-Merger Conversion Price is $0.4664 per share, subject to adjustment for any stock split. Upon the occurrence of certain events of default or the Maturity Date, the Notes require the Company to repay the principal amount of the Notes and any unpaid accrued interest. Issuance costs associated with the Notes were not significant and accrued interest of $259 through September 30, 2019 is reported in “Other Accrued Liabilities” on the condensed consolidated balance sheets.

Loan and Security Agreement

In May 2018, the Company entered into a Loan and Security Agreement and as subsequently amended (the Solar Agreement) with Solar Capital Ltd. (Solar) and certain other lenders thereunder (together with Solar, the Lenders), and Solar, as the Collateral Agent. The Solar Agreement consists of a four-year term loan for an aggregate principal amount of $20,000 (the Borrowings), for working capital, to fund the Company’s general business requirements and to repay indebtedness of the Company to Oxford Finance LLC (the Oxford Agreement). The Company used $10,085 of the loan proceeds to repay the outstanding principal of $8,667, a final payment fee of $1,300 plus accrued interest and prepayment fees of $118 under the Oxford Agreement. The Borrowings under the Solar Agreement bear interest through maturity at a rate equal to the U.S. Dollar LIBOR rate plus 7.95% per annum (the Interest Rate). The outstanding balance on the loan was $20,000 and accrued interest totaled $167 as of September 30, 2019. The Interest Rate was 10.1% at September 30, 2019.

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

In addition, pursuant to the Solar Agreement, the Company issued the Lenders warrants (the Warrants) to purchase an aggregate of 161,725 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $3.71 per share. The Warrants were immediately exercisable upon issuance, and excluding certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. The fair value of the Warrants issued was determined to be $404 using a Black-Scholes valuation model with the following assumptions: common stock price at issuance of $3.71 per share; exercise price of $3.71; risk-free interest rate of 2.97% based upon observed risk-free interest rates; expected volatility of 55.50% based on the Company’s implied volatility; expected term of ten years, which is the contractual life of the Warrants; and a dividend yield of 0%. The fair value of the Warrants was recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s condensed consolidated balance sheets. The debt discount is being amortized as interest expense over the term of the Solar Agreement, using the effective interest method.

The third-party transaction costs (not paid directly to the lenders) related to the debt of $404 are accounted for as a debt discount and classified within notes payable on the Company’s condensed consolidated balance sheets and amortized as interest expense over the term of the loan using the effective interest method. Unamortized debt discounts related to the Oxford Agreement and all fees paid directly to Solar and Oxford totaling $505 in connection with the debt financing in May 2018 were written off to “Other income (expense), net” in the condensed consolidated statements of operations.

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

On February 13, 2019, the Company entered into a Third Amendment to the Loan and Security Agreement (the Third Amendment), which amended the Solar Agreement with the Lenders. Pursuant to the terms of the Third Amendment, the Solar Agreement was amended to modify the compliance requirement for certain liquidity thresholds to provide the Company with additional flexibility. As part of the Third Amendment, the Final Fee (as defined in the Solar Agreement) that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased by $130 to $960. In addition, the Solar Agreement was amended to include certain additional changes to covenants covering certain operational milestones. On June 14, 2019, the Company entered into a Fourth Amendment to the Solar Agreement, which modified the compliance requirement for certain liquidity thresholds. As part of the Fourth Amendment, the Final Fee that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased by $150 to $1,110, and the Solar Agreement was also amended to include a new covenant covering certain equity financing milestones. In August 2019, the Company entered into a Fifth Amendment to the Solar Agreement, which modified the compliance requirement for certain revenue thresholds and included a new covenant covering certain equity financing milestones. As part of the Fifth Amendment, the Final Fee that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased by $200 to $1,310. In October 2019, the Company entered into a Sixth Amendment to the Solar Agreement, which modified the drop dead date for the Merger from October 31, 2019 to November 15, 2019. As of September 30, 2019, the Company was in compliance with all covenants under the Solar Agreement, as amended.

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

The scheduled principal payments on the outstanding borrowings as of September 30, 2019 are as follows:

	As of September 30, 2019
	Solar Debt	Related Party Convertible Promissory Notes	Unsecured Subordinated Promissory Notes	Total
2019 (remaining 3 months)	$667	$—	$4,500	$5,167
2020	8,000	7,000	—	15,000
2021	8,000	—	—	8,000
2022	4,643	—	—	4,643
2023	—	—	—	—
Total	21,310	7,000	4,500	32,810
Less: debt discount	(1,274)	—	—	(1,274)
Less: current portion	(5,878)	(7,000)	(4,500)	(17,378)
Non-current portion	$14,158	$—	$—	$14,158

9. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the conversion of all outstanding common stock warrants, plus options granted and available for grant under the incentive plans. Effective November 7, 2019, a reverse stock split of 15-for-1 was retrospectively applied to the common stock equivalents in the table below.

	September 30,	December 31,
	2019	2018
Outstanding common stock warrants	18,147	18,147
Outstanding and issued stock options	221,941	265,962
Outstanding restricted stock units	66,667	—
Shares reserved for future option grants	101,732	29,150
Total common stock reserved for issuance	408,487	313,259

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

The Company recognized stock-based compensation for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$11	$6	$31	$14
Sales and marketing	158	31	427	77
Research and development	27	11	78	39
General and administrative	159	119	537	289
Total stock-based compensation	$355	$167	$1,073	$419

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes-Merton option pricing model, based on the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected term (years)	—	6.0	5.1	5.37 - 6.10
Risk-free interest rate	—	2.82%	2.65%	2.40 - 2.82%
Expected volatility	—	53.87%	60.00%	53.72 - 55.49%
Dividend yield	—	0%	0%	0%

The Company did not grant any options in the three months ended September 30, 2019.

Effective November 7, 2019, a reverse stock split of 15-for-1 was retrospectively applied to the outstanding stock options in the table below. The following table summarizes stock option activity under the Company’s stock option plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
Outstanding — December 31, 2018	265,962	$1.95	8.7	$—
Options granted	2,200	0.96
Options cancelled	(46,221)	1.68
Outstanding — September 30, 2019	221,941	$1.99	7.4	$—
Vested and expected to vest — September 30, 2019	207,893	$2.00	7.3	$—
Exercisable — September 30, 2019	117,524	$2.02	7.0	$—

The weighted-average grant date fair value of options granted was $0.44 per share for nine months ended September 30, 2019.

No options were exercised for the three and nine months ended September 30, 2019. The total intrinsic value of options exercised was $92 and $413 for the three and nine months ended September 30, 2018, respectively.

Unamortized stock-based compensation was $1,607 as of September 30, 2019, which is expected to be recognized over a weighted-average period of approximately 2.48 years.

Restricted Stock Awards

The Company’s Board of Directors appointed Keith Sullivan, a current Board member of the Company, as interim Chief Commercial Officer, effective November 1, 2018, and for a period up to one year. Under the terms of the arrangement, Mr. Sullivan was granted 360,000 restricted stock awards, which shall vest in quarterly installments equal to 25% of the shares starting with the first vest date on January 15, 2019 so long as Mr. Sullivan is providing services. As of September 30, 2019, the Company had no unrecognized compensation expense. The aggregate intrinsic value of the RSAs outstanding was $58.

Restricted Stock Units

On February 27, 2019, the Company’s Board of Directors granted our Chief Financial Officer and interim Chief Commercial Officer each 500,000 restricted stock units that will vest contingent on the closing of the merger of the Company with Venus (as discussed in Note 1). During the three and nine months ended September 30, 2019, no stock-based compensation expense was recorded.

11. INCOME TAXES

The Company generated a loss for the three and nine months ended September 30, 2019 and incurred $9 and $33 of tax expense for the three and nine months ended September 30, 2019, respectively. The Company’s effective tax rate is (0.10)% and (0.14)% for income tax for the three and nine months ended September 30, 2019, respectively and the Company expects that its effective tax rate for the full year 2019 will be (0.17)%. Based on available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the Company’s U.S. federal, U.S. state and Korea deferred tax assets will not be realized and therefore a valuation allowance has been provided on these net deferred tax assets.

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

Uncertain Tax Positions

Accounting Standards Codification 740-10 requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The gross amount of unrecognized tax benefits as of September 30, 2019 is approximately $1,540 and related to the reserve on R&D credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

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

12. SUBSEQUENT EVENTS

Merger with Venus

The Company (formerly named Restoration Robotics, Inc.), completed its business combination with Venus, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of March 15, 2019, as amended from time to time (“Merger Agreement”), by and among the Company, Venus and Radiant Merger Sub Ltd., a company organized under the laws of Israel and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). Under the Merger Agreement, Merger Sub merged with and into Venus, with Venus surviving as a wholly owned subsidiary of the Company (“Merger”). The Merger became effective on November 7, 2019.

At the effective time of the Merger, each outstanding ordinary and preferred share of Venus, nominal value of New Israeli Shekels 0.001 each (a “Venus Share”), other than shares held by Venus as treasury stock or held by the Company or Merger Sub, were converted into the right to receive 8.6506 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of Common Stock (a “Company Share”), and (ii) each outstanding Venus stock option and warrant was assumed by the Company and converted into and become an option or warrant (as applicable) exercisable for Company Shares with the number and exercise price adjusted by the Exchange Ratio. An aggregate of approximately 212.5 million shares of Common Stock was issued to the Venus shareholders in the Merger on a pre-split basis, which does not include approximately 49.6 million shares underlying outstanding options and warrants. Immediately after the effective time of the Merger, and after giving effect to the conversion of all Venus convertible notes and Restoration Robotics convertible notes and the issuance of Common Stock and Warrants in the Concurrent Financing (defined below), there were approximately 29,667,622 million shares of Common Stock outstanding.

Immediately following the effective time of the Merger, the Company effected a 15-for-1 reverse stock split of the common stock (“Reverse Stock Split”) and the Company changed its corporate name from “Restoration Robotics, Inc.” to “Venus Concept Inc.” (“Name Change”), and the business conducted by Venus became the primary business conducted by the Company. The Merger, the Reverse Stock Split and the Name Change were approved by the Company’s stockholders at an annual meeting of its stockholders held on October 4, 2019.

The issuance of the shares of Common Stock to the former shareholders of Venus was registered with the SEC on a registration statement on Form S-4 (Reg. No. 333-232000), which was declared effective on September 10, 2019. The Merger and additional related proposals were submitted to a vote of the Company’s stockholders pursuant to a proxy statement/prospectus statement dated September 10, 2019.

The shares of Common Stock listed on the Nasdaq Global Market traded through the close of business on November 7, 2019 under the ticker symbol “HAIR” and commenced trading on the Nasdaq Global Market under the ticker symbol “VERO” on a post-Reverse Stock Split basis on November 8, 2019. This acquisition will be accounted for as a business combination, and the assets and liabilities will be recorded as of the acquisition date at their respective fair values.

On November 3, 2019, Venus Concept Inc., a Delaware corporation, (formerly known as Restoration Robotics, Inc.) and Venus Concept Ltd., a company organized under the laws of Israel, entered into a securities purchase agreement with certain investors named therein (collectively, the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors in a private placement an aggregate of approximately 112,000 shares of the Company’s common stock, par value $0.0001 per share and warrants to purchase up to an aggregate of approximately 56,000 shares of the Company’s common stock at an exercise price of $6.00 per share immediately following the closing of the Merger (the Concurrent Financing).

The impact of the business combination is not reflected in our unaudited condensed consolidated financial statements as of and for the period ended September 30, 2019, or in these corresponding notes, except for recapitalization of the Company’s common stock. Through September 30, 2019, merger-related expenses associated with this transaction were $4.1 million. We are in the process of completing the allocation of fair value to the assets and liabilities and pro-forma results of operations for this business combination.

Loan and Security Agreement

On November 5, 2019, the Company entered into a Sixth Amendment to the Loan and Security Agreement (the “Sixth Amendment”), which amended its Loan and Security Agreement entered into as of May 10, 2018 (the “Loan Agreement”) with Solar Capital Ltd. (Solar) and certain other lenders (together, the “Lenders”) under the Loan Agreement.

Pursuant to the terms of the Sixth Amendment, the Loan Agreement was amended to modify the date by when the Company shall provide evidence of aggregate unrestricted net cash proceeds from a sale of stock or pursuant to equity financings or issuance of debt, and the date upon which the Company should maintain a certain level of liquidity, to the earlier of (i) November 15, 2019 or (ii) the termination of the Agreement and Plan of Merger, by and between the Company and Venus Concept Ltd., dated March 15, 2019, as amended, prior to the consummation of the merger described therein.

On November 7, 2019, in connection with the Merger, the Company paid off and terminated its obligations under its Loan Agreement with Solar and the Lenders. The payoff to Solar and the Lenders pursuant to the Loan Agreement consisted of cash and warrants to purchase up to 50,000 shares of Common Stock, post Reverse Stock Split, at an exercise price of $6.00 per share.

Reverse Stock Split

Immediately following the Merger, the Company effected a reverse stock split of 15-for-1 of its common stock. The reverse stock split was retrospectively applied to the number of shares outstanding and used to calculate loss per share in the condensed consolidated balance sheets, statements of operations, statements of stockholders’ equity (deficit) and accompanying notes.

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

Overview

We are a medical technology company developing and commercializing a robotic device, the ARTAS® System, which assists physicians in performing many of the repetitive tasks that are a part of a follicular unit extraction, or FUE surgery, a type of hair restoration procedure. We believe the ARTAS® System is the first and only physician assisted robotic system that can identify and dissect hair follicular units directly from the scalp, create recipient implant sites and robotically implant the hair follicles into the implant sites. In addition to the ARTAS® System, we also offer the ARTAS Hair Studio application, an interactive three-dimensional patient consultation tool that enables a physician to create a simulated hair transplant model for use in patient consultations. We received clearance from the U.S. Food and Drug Administration, or FDA, in April 2011 to market the ARTAS® System in the U.S., and we have sold the ARTAS® System into 37 other countries. In March 2018, we received 510(k) clearance from the FDA to expand the ARTAS® technology to include implantation. In the third quarter of 2018, we commercially launched the next generation ARTAS® System, called ARTAS® iX System, which incorporates the implantation functionality as well as other functionalities. As of September 30, 2019, the ARTAS® System and ARTAS Hair Studio application are protected by over 80 patents in the U.S. and over 110 international patents.

Merger with Venus

On March 15, 2019, we entered into the Merger Agreement (the Merger Agreement) with Venus Concept Ltd. (Venus) to combine the companies in an all-stock transaction (the Merger). The Merger Agreement and the Merger have been approved by our board of directors and the board of directors of Venus. The transaction was approved by our stockholders and the stockholders of Venus and is expected to close on or before November 15, 2019, subject to all necessary regulatory approvals.

On August 14, 2019, the Company, Radiant Merger Sub Ltd. and Venus entered into the First Amendment to the Merger Agreement (the “Merger Agreement Amendment”). The Merger Agreement Amendment, among other things, adds as a condition to closing the Merger the satisfaction of the following: (i) Venus must have raised cash proceeds in one or more issuances of common equity interests or convertible bond indebtedness of Venus or the Company, in an aggregate amount of at least $20.0 million (exclusive of any investment by Madryn Health Partners, LP (Venus’ lender) not later than the close of business on the closing date of the Merger and (ii) Venus and the other loan parties to the credit agreement by and among Venus, such parties and the Madryn entities, must have unrestricted cash of at least $20.0 million immediately after giving effect to the transactions contemplated by the Merger Agreement.

Under the terms of the transaction, the Company and Venus shareholders will own approximately 15% and 85% of the combined company, respectively, on a fully diluted basis, without giving effect to the shares issued in the proposed equity commitment letter dated March 15, 2019 that is expected to close immediately after the merger (the Equity Commitment Letter). EW Healthcare Partners has committed to lead a $21.0 million equity investment, priced at $0.4664 per share (subject to adjustment for stock splits), in the combined company’s common stock contingent on the closing of the Merger. Additional investors committed to participating in the proposed equity financing include HealthQuest Capital, Madryn Asset Management, Longitude Capital Management, Fred Moll and Aperture Venture Partners. On August 14, 2019, the Company, Venus and the investors party to the Equity Commitment Letter dated as of March 15, 2019 entered into the first amendment to the Equity Commitment Letter (the “Equity Commitment Letter Amendment”). Pursuant to the Equity Commitment Letter Amendment, the investors agreed to amend the Equity Commitment Letter to “pull forward” their maximum committed amounts such that the $21.0 million committed under the Equity Commitment Letter would be invested on or prior to August 30, 2019 in Venus Concept convertible promissory notes which will be convertible into shares of the Company’s common stock immediately following the consummation of the Merger. On August 14, 2019, the equity commitment letter investors purchased an aggregate of $6.9 million in Convertible Notes and on August 21, 2019, certain of the remaining Equity Commitment Letter investors purchased an additional $14.1 million of Convertible Notes.

In addition to the equity financing, Fred Moll and InterWest Partners previously funded a $5.0 million convertible note (the Notes), which will convert into the combined company’s common stock upon the closing of the Merger at a price of $0.4664 per share (subject to adjustment for stock splits). In August 2019, Fred Moll M.D. funded an additional $2.0 million convertible note that will convert into the combined company’s common stock at the closing of the Merger at a price of $0.4664 per share (subject to adjustment for stock splits).

Immediately following the closing of the Merger, we effected a reverse stock split. We had approximately29.7 million shares outstanding after giving effect to the 1-for-15 reverse stock split and after giving effect to the conversion of all Venus convertible notes and Restoration Robotics convertible notes and the issuance of common stock and warrants in the Concurrent Financing.

On November 7, 2019, we completed our merger transaction with Venus and Merger Sub. Upon completion of the Merger, Restoration Robotics was renamed “Venus Concept, Inc.” Concurrent with closing of the Merger, the Company effected a 1-for-15 reverse stock split of the issued and outstanding shares of the Company. The shares of the combined company will trade on the Nasdaq Global Market under the trading symbol “VERO.” See the Current Report on Form 8-K we filed with the SEC on November 7, 2019 for additional information.

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

On August 14, 2019, pursuant to that certain Note Purchase Agreement, dated as of June 25, 2019, with Venus and certain investors named therein pursuant to which Venus sold an additional $7.2 million aggregate principal amount of Convertible Notes to such investors. The Convertible Notes contain the same terms as the $7.8 million aggregate principal amount of Convertible Notes that were sold pursuant to the Note Purchase Agreement on June 25, 2019 and bear interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. The Company’s stockholders approved a proposal that effective upon the closing of the Merger, all of the outstanding principal and unpaid accrued interest on the Convertible Notes will automatically be converted, in whole, into the number of shares of common stock, par value $0.0001 per share, of the Company at a conversion price of $0.4664 per share, subject to adjustment as provided in the Convertible Notes.

In connection with the Convertible Note Financing, on June 25, 2019 we also entered into a $2.5 million Unsecured Subordinated Promissory Note, which funded on July 5, 2019, with Venus Concept USA Inc., a wholly owned subsidiary of Venus. In addition, on August 14, 2019, we entered into a $2.5 million Unsecured Subordinated Promissory Note funded in three tranches A and B of $1.0 million each and tranche C of $0.5 million with Venus Concept USA Inc., a wholly owned subsidiary of Venus, collectively (the Subordinated Notes). Tranche A and B were funded on August 27, 2019 and September 25, 2019, respectively, for a total of $2.0 million with tranche C unfunded as of September 30, 2019. The maturity date of the Subordinated Notes is November 30, 2019. The Subordinated Notes bear interest on the unpaid principal amount at a rate of eight percent (8%) per annum from the date of issuance, provided that upon any event of default pursuant to the Subordinated Notes, the Subordinated Notes shall bear interest payable on demand at a rate that is 4% per annum in excess of the rate of interest otherwise payable under thereunder. The Subordinated Notes are unsecured and subordinate in priority to our existing obligations to Solar Capital, Ltd. under its amended loan and security agreement. On November 7, 2019, the outstanding principal amount of the Convertible Notes and any accrued and unpaid interest was converted into shares of common stock.

We have funded our operations to date primarily from the issuance and sale of our common stock in our IPO and subsequent public follow-on offering, private placements of our equity securities and, to a lesser extent, through debt financings, exercises of our common stock warrants and payments from our customers. As of September 30, 2019, we had cash and cash equivalents of $8.9 million, which does not include the proceeds from the Subordinated Notes of $0.5 million.

On November 7, 2019, the Convertible Notes were converted into shares of our common stock immediately following the completion of the Merger.

Securities Purchase Agreement

On November 3, 2019, Venus Concept Inc., a Delaware corporation, (formerly known as Restoration Robotics, Inc.) and Venus Concept Ltd., a company organized under the laws of Israel, entered into a securities purchase agreement with certain investors named therein (collectively, the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors in a private placement an aggregate of approximately 112.0 million shares of the Company’s common stock, par value $0.0001 per share and warrants to purchase up to an aggregate of approximately 56.0 million shares of the Company’s common stock at an exercise price of $6.00 per share immediately following the closing of the Merger (the Concurrent Financing).

Loan and Security Agreement

On November 7, 2019, we paid off and terminated our obligations under our Loan Agreement with Solar and the Lenders under the Loan Agreement. The payoff to Solar and the Lenders pursuant to the Loan Agreement consisted of cash and warrants to purchase up to 50,000 shares of Common Stock, post Reverse Stock Split, at an exercise price of $6.00 per share.

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

We anticipate as we continue to advance the commercialization of the ARTAS® iX System, our sales and marketing expenses will continue to increase.

Revenue Composition and Trends

The following table reflects revenue by category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Systems	$1,862	$3,040	$6,549	$7,571
Procedure-based	935	1,280	3,640	6,150
Service-related fees	510	498	1,443	1,577
Total revenue	$3,307	$4,818	$11,632	$15,298

We derive our revenue from the sale and service of ARTAS® and ARTAS® iX Systems and procedure-based fees.

•

Revenue from systems for the three and nine months ended September 30, 2019 decreased as compared to the same periods in 2018 due to a decrease in the number of ARTAS® Systems sold. We anticipate U.S. and Europe revenue from systems sold going forward to be primarily from ARTAS iX Systems, while revenue from systems sold outside of these two regions to be primarily from the existing ARTAS Systems until the time, if and when, we receive regulatory approval for the ARTAS® iX System.

•

Revenue from procedure-based fees for the three and nine months end September 30, 2019, decreased as compared to the same periods in 2018. Revenue from procedure-based fees for the three and nine months ended September 30, 2019, decreased at least in part due to the timing of purchases, kits purchased by customers and when these procedure kits are consumed, resulting in fewer procedures performed. Additionally, the trend of the procedure utilization in the third quarter of 2019 was significantly lower than past periods which may have attributed to the fewer procedures purchased by customers.

•	Service-related fees did not change significantly for the three and nine months ended September 30, 2019 as compared to the same period in 2018.

Historically, the majority of our revenue and our revenue growth has been generated through system sales. While we would expect our procedure-based fees to increase as our installed base of ARTAS® and ARTAS® iX Systems grow worldwide, the total number of procedures has not followed the increase in our installed base of systems sold. For example, our procedure-based revenue decreased for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, whereas our installed base has grown from 2018 to 2019. While procedure-based revenue has decreased, from a year-to-date perspective, more than our revenue from system sales on a combined basis, during the aforementioned periods, we believe that revenue from procedure-based fees may not grow proportionally as compared to the increase in our installed base and that it could vary from quarter-to-quarter due to a number of factors, including:

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

Revenue from markets outside of the U.S accounted for 43% of our total revenue in the first nine months of 2019, compared to 43% from the same period in 2018. Although we will continue to invest resources outside of the U.S., we anticipate that the strategic shift in our sales strategy towards the U.S. market will impact the revenue mix between the U.S. and non-U.S. markets. In particular, in connection with our newly launched ARTAS® iX System, which is only cleared for sale in the U.S., our marketing efforts are highly focused on the U.S.

Internationally, both the ARTAS® and ARTAS® iX System unit sales and procedure-based fees decreased in the first nine months of 2019 relative to the first nine months of 2018. We believe the decline in system sales in the Asia Pacific region was due in part to potential customers delaying their purchase until the ARTAS® iX System is approved or cleared for use in their region.

While we believe our ARTAS® iX System, which incorporates a robotic implantation functionality, could have a positive effect on system sales in the U.S. and Europe, as the robotic implantation functionality is approved in the U.S. and the Company received the CE Mark approval for Europe in August 2019. We believe that potential non-U.S. customers of the ARTAS® iX System may increase purchases of ARTAS® systems since the implantation functionality is available in their market.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Revenue	$3,307	$4,818	$(1,511)	(31)%	$11,632	$15,298	$(3,666)	(24)%
Cost of revenue	2,297	2,663	(366)	(14)	6,465	8,362	(1,897)	(23)
Gross profit	1,010	2,155	(1,145)	(53)	5,167	6,936	(1,769)	(26)
Gross margin	31%	45%			44%	45%
Operating expenses:
Sales and marketing	3,952	4,398	(446)	(10)	12,688	13,147	(459)	(3)
Research and development	1,604	2,008	(404)	(20)	4,573	6,286	(1,713)	(27)
General and administrative	2,155	2,191	(36)	(2)	5,721	6,159	(438)	(7)
Merger related expenses	1,521	—	1,521	100	4,079	—	4,079	100
Total operating expenses	9,232	8,597	635	7	27,061	25,592	1,469	6
Loss from operations	(8,222)	(6,442)	(1,780)	28	(21,894)	(18,656)	(3,238)	17
Other expense, net:
Interest expense	(930)	(631)	(299)	47	(2,512)	(1,489)	(1,023)	69
Other income (expense), net	(55)	12	(67)	(558)	(109)	(567)	458	(81)
Total other expense, net	(985)	(619)	(366)	59	(2,621)	(2,056)	(565)	27
Net loss before provision for income taxes	(9,207)	(7,061)	(2,146)	30	(24,515)	(20,712)	(3,803)	18
Provision for income taxes	9	8	1	13	33	32	1	3
Net loss	$(9,216)	$(7,069)	$(2,147)	30%	$(24,548)	$(20,744)	$(3,804)	18%

Revenue. Revenue decreased 31% and 24% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The change in revenue was primarily due to lower sales volume of our system and procedure sales for the three and nine months ended September 30, 2019, as compared to the same period in 2018. We sold seven systems in the three months ended September 30, 2019, as compared to 11 systems in the same period in 2018. We believe that lower system sales were the result of headcount transition and or customers holding off purchases due to the merger. Procedures-based fees also declined in the three months ended September 30, 2019, as compared to the same period in 2018 due to the timing of ARTAS procedures being purchased in prior periods by customers (and consumed them in the current period) which resulted in fewer procedures purchased in the third quarter of 2019. Additionally, the trend of the procedure utilization in the second quarter of 2019 was significantly lower than past periods which may have attributed to the fewer procedures purchased by customers.

Gross Margin. Gross margin typically fluctuates with product mix, selling prices, material costs and revenue level. Gross margin for the three months ended September 30, 2019 decreased by fourteen percentage points compared to the same period in 2018, while gross margin for the nine months ended September 30, 2019 decreased by one percentage point compared to the same period in 2018. Lower gross margin for the first nine months of 2019 was primarily driven by inventory reserve associated with certain excess materials, while gross margin was significantly down in third quarter of 2019 due to lower average selling price, higher overhead absorption and inventory reserve associated with certain excess materials.

Sales and Marketing. Sales and marketing expenses decreased 10% and 3%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease was primarily due to lower variable compensation in connection with fewer system sales in the third quarter of 2019.

Research and Development. Research and development expense decreased 20% and 27%, for each of the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease was primarily due to lower outside services and consulting costs associated with the development of the ARTAS® iX System, which was commercially launched in July 2018.

General and Administrative. General and administrative expenses decreased 2% and 7%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease was primarily the result of reduced professional service costs, consisting of accounting, consulting, legal and other professional fees incurred in connection with our first year as a public company in 2018.

Merger related expenses. Merger expenses increased 100%, for each of the three and nine months ended September 30, 2019, due to the merger transaction between us and Venus as further described in the overview section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense. Interest expense increased 47% and 69% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in interest expense between the three-month periods was related to a higher average principal balance of our outstanding long-term-debt obligations as we refinanced our debt obligations with Solar in May 2018, which had a higher outstanding balance than the loan with our previous lender as well as additional lending from our related party convertible notes and unsecured subordinated promissory notes.

Other expense, Net. Other expense, net decrease was primarily due to (i) unamortized debt issuance and debt discounts written off by us and (ii) fees paid directly to Oxford and Solar in connection with the extinguishment of the Oxford loan and the entry into the new Solar loan in May 2018 as mentioned above.

Provision for income tax. Our effective tax rate is (0.10%) and (0.14%) for income tax for the three and nine months ended September 30, 2019, and we expect that our effective tax rate for the full year 2019 will be (0.17%). Based on available evidence, including cumulative losses since inception and expected future losses, we have determined that it is more likely than not that our U.S. federal, U.S. state and Korea deferred tax assets will not be realized and therefore a valuation allowance has been provided on the U.S. federal, U.S. state and Korea net deferred tax assets.

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

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. Our net loss was $9.2 million and $7.1 million for each of the three months ended September 30, 2019 and 2018, respectively, and $24.5 million and $20.7 million for each of the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $217.7 million. As of September 30, 2019, and December 31, 2018, we had cash and cash equivalents of $8.9 million and $16.1 million, respectively. As of the filing date of this Quarterly Report, we believe our current cash and cash equivalents will not be sufficient to fund our operations for the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern.

Debt Obligations

On May 10, 2018, we entered into a Loan and Security Agreement, as amended (the Solar Agreement) with Solar Capital Ltd. (Solar) and certain other lenders thereunder (together with Solar, the Lenders). Pursuant to the terms of the Solar Agreement, we borrowed $20.0 million with an interest rate at U.S. Dollar LIBOR plus 7.95% per annum (the Borrowings). All amounts borrowed under the Solar Agreement are secured by liens over all personal property of the Company. Monthly payments on any amounts drawn shall consist of the interest only payments for the first 18 months, followed by payments of principal and accrued interest monthly thereafter until the four-year anniversary of the date of the Solar Agreement. In connection with the Solar Agreement, we granted the Lenders warrants to purchase an aggregate of 161,725 shares of our common stock exercisable at a price of $3.71 per share. On November 2, 2018, the Solar Agreement was amended to modify the compliance requirement for certain revenue and liquidity threshold. As part of this amendment, we paid a fee of $50,000 to the Lenders and cancelled 161,725 Warrants (originally issued in May 2018, as mentioned above) and issued 161,725 new warrants of the Company’s common stock, $0.0001 par value per share, at an exercise price of $1.76 per share. All other terms of the Warrants were unchanged. On February 13, 2019, the Solar Agreement was amended to modify the compliance requirement for certain liquidity thresholds. As part of this amendment, the Final Fee (as defined in the Solar Agreement) that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased $130,000 to $960,000. In addition, the Solar Agreement was amended to include new covenants covering certain operational milestones. On June 14, 2019, the Solar Agreement was further amended to modify the compliance requirement for certain liquidity thresholds. As part of this amendment, the Final Fee that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased by $150,000 to $1,110,000, and the Solar Agreement was amended to include a new covenant covering certain equity financing milestones. In August 2019, we entered into a Fifth Amendment to the Solar Agreement, which modified the compliance requirement for certain revenue thresholds and included a new covenant covering certain equity financing milestones. As part of the Fifth Amendment, the Final Fee that is payable to the Lenders upon prepayment, default and maturity of the Solar Agreement, was amended and increased by $200,000 to $1,310,000. On November 5, 2019, we entered into a Sixth Amendment to the Solar Agreement, which was amended to modify the date by when the Company shall provide evidence of aggregate unrestricted net cash proceeds from a sale of stock or pursuant to equity financings or issuance of debt, and the date upon which the Company should maintain a certain level of liquidity, to the earlier of (i) November 15, 2019 or (ii) the termination of the Agreement and Plan of Merger, by and between the Company and Venus Concept Ltd., dated March 15, 2019, as amended, prior to the consummation of the merger. As of September 30, 2019, we were in compliance with all required covenants under the Solar Agreement, as amended.

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

On July 5, 2019, we raised $2.5 million through the issuance of the Subordinated Note to Venus Concept USA Inc., a wholly owned subsidiary of Venus, which was executed on June 25, 2019. The Subordinated Note bears interest on the unpaid principal amount at a rate of eight percent (8%) per annum from the date of issuance, provided that upon any event of default pursuant to the Subordinated Note, the Subordinated Note shall bear interest payable on demand at a rate that is 4% per annum in excess of the rate of interest otherwise payable under thereunder. The Subordinated Note is unsecured and subordinate in priority to our existing obligations to Solar Capital, Ltd. under its amended loan and security agreement.

On August 14, 2019, we raised $2.5 million through the issuance of the Subordinated Note to Venus Concept USA Inc., a wholly owned subsidiary of Venus, which was funded in three tranches A, B and C of $1.0 million, $1.0 million and $0.5 million, respectively. Tranches A and B were funded on August 27, 2019 and September 25, 2019, respectively, for a total of $2.0 million. Tranche C for $0.5 million was unfunded as of September 30, 2019. The Subordinated Note bears interest on the unpaid principal amount at a rate of eight percent (8%) per annum from the date of issuance, provided that upon any event of default pursuant to the Subordinated Note, the Subordinated Note shall bear interest payable on demand at a rate that is 4% per annum in excess of the rate of interest otherwise payable under thereunder. The Subordinated Note is unsecured and subordinate in priority to our existing obligations to Solar Capital, Ltd. under its amended loan and security agreement.

On August 20, 2019, the Company entered into a Note Purchase Agreement pursuant to which the Company raised $2.0 million through the issuance of one unsecured subordinated convertible promissory note to Frederic Moll, M.D., one of our directors. The maturity date of the Note is August 28, 2020. The Note bears interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. The Note is unsecured and subordinate in priority to our existing obligations under the Solar Agreement.

On November 7, 2019, the outstanding principal amount of the Notes and any accrued and unpaid interest was converted into shares of common stock immediately following the closing of the Merger. On November 7, 2019, we paid off and terminated our obligations under our Loan Agreement with Solar and the Lenders under the Loan Agreement. The payoff to Solar and the Lenders pursuant to the Loan Agreement consisted of cash and warrants to purchase up to 50,000 shares of Common Stock, post Reverse Stock Split, at an exercise price of $6.00 per share.

Capital Resources

We have financed our operations principally through the issuance and sale of our common stock in our IPO, private placements of our capital stock, and to a lesser extent, secured and unsecured debt financing, convertible note issuances and payments from customers. We believe that our existing cash and cash equivalents and cash expected to be generated from sales of our products will not be sufficient to fund our planned operations through the next 12 months. However, we will need additional capital to fund our future operations and we intend to obtain such capital through the sale of additional shares of capital stock or related securities. To the extent that we raise additional capital through future equity financings, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. Further, there can be no assurance that we will be able to raise additional funds on favorable terms, or at all. Our failure to raise additional capital would have a negative impact on our financial condition and our ability to execute our business plan.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(dollars in thousands)
Cash used in operating activities	$(18,430)	$(21,226)
Cash used in investing activities	(353)	(1,051)
Cash provided by financing activities	11,483	22,291
Effect of exchange rate changes on cash, cash equivalents and restricted cash	93	33
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,207)	$47

Cash Flows from Operating Activities

For the nine months ended September 30, 2019, cash used in operating activities of $18.4 million was attributable to a net loss of $24.5 million, partially offset by $3.0 million in non-cash charges and an increase from operating assets and liabilities of $3.1 million. The non-cash charges consisted primarily of stock-based compensation of $1.1 million, depreciation and amortization of $0.5 million, amortization of debt discounts and issuance costs of $0.6 million and provision for bad debt of $0.8 million. The net change in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued other liabilities of $1.2 million and a decrease in accounts receivable of $2.1 million due to the timing of collections from customers in the third quarter of 2019, which was offset by an increase in inventory of $0.3 million primarily due to an increase in raw materials for ARTAS® iX System.

For the nine months ended September 30, 2018, cash used in operating activities of $21.2 million was attributable to a net loss of $20.7 million and a decrease from operating assets and liabilities of $2.8 million, which was partially offset by $2.3 million in non-cash charges. The non-cash charges consisted primarily of provision for bad debt of $0.8 million, depreciation and amortization of $0.5 million, amortization of debt issuance costs of $0.3 million, stock-based compensation of $0.4 million and loss on extinguishment of debt of $0.2 million. The net change in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued other liabilities of $2.2 million, which was offset by an increase in accounts receivable of $3.4 million due to the timing of collections from customers in the third quarter of 2018 as well as an increase in inventory of $1.7 million due to inventory build of ARTAS® systems in 2018.

Cash Flows from Investing Activities

For the nine months ended September 30, 2019 and 2018, cash used in investing activities related to purchases of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2019, cash provided by financing activities was $11.5 million, consisting of net proceeds from our Related Party Convertible Promissory Notes of $7.0 million and Unsecured Subordinated Promissory Notes of $4.5 million.

For the nine months ended September 30, 2018, cash provided by financing activities was $22.3 million, consisting of net proceeds from our Solar loan of $19.6 million, net proceeds from our follow-on offering of $15.6 million and $0.4 million of stock option exercises, which was offset by $13.3 million for the retirement of our Oxford loan.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2019, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(dollars in thousands)
Debt obligations, including interest (1)	$16,866	$13,739	$—	$—	$30,605
Operating leases	131	1,084	188	—	1,403
Total contractual obligations	$16,997	$14,823	$188	$—	$32,008

(1)

Represents our loan with Solar as well as our Related Party Convertible Promissory Notes and Unsecured Subordinated Promissory Notes and our anticipated repayment schedule for the loans. Pursuant to our loan agreement with Solar, the loan will mature in May 2022. The loan with Solar accrues interest at prime plus 7.95% per annum. The outstanding principal balance on the Solar loan was $21.3 million as of September 30, 2019, which includes a final payment of $1.3 million to Solar on the maturity of the loan. The Related Party Convertible Promissory Notes accrue interest at 8.0% per annum. The outstanding principal balance plus accrued interest matures on August 28, 2020, unless converted into common stock of the Company prior to maturity. The Unsecured Subordinated Promissory Notes accrue interest at 8% per annum. The outstanding principal balance plus accrued interest matures on November 30, 2019.

In addition to the contractual obligations listed in the table above, in March 2018, we received U.S. FDA 510(k) clearance to expand the ARTAS® System technology to include an implantation functionality. Based on manufacturing changes associated with the ARTAS® System, we determined that certain components procured or expected to be procured by Evolve Manufacturing Technologies, Inc., our single third-party manufacturer, who assemble the ARTAS® Systems, will be in excess of expected demand or usage. Additionally, in the fourth quarter of 2018, the Company recorded a charge related to other excess purchase commitments from another vendor based on cost reduction changes in 2019. As a result, we recorded a loss contingency accrual of $0.5 million and included in “Other accrued liabilities” on the condensed consolidated balance sheets as of September 30, 2019.

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structure finance entities.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, in the Notes to the Consolidated Financial Statements (Note 1) and the Critical Accounting Policies and Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except for the change in our revenue accounting policy, as discussed in Note 2, there have been no changes in these significant accounting policies during the nine months ended September 30, 2019.

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

We are exposed to interest rate risk related to our debt obligations which are subject to variable interest rates. As of September 30, 2019, a 100-basis point increase in interest rates on our debt subject to variable interest rate fluctuations would increase our interest expense $0.2 million annually.

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

Our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8, 2018, we, along with certain of our current and former executive officers and directors, filed a motion to dismiss the Wong complaint based on the forum selection clause designating the federal district courts as the exclusive forum for claims arising under the Securities Act contained in our Amended and Restated Certificate of Incorporation, and which asked the court in the alternative to stay the Wong action. Also, on August 8, 2018, the venture capital investor and underwriters’ defendants in the Wong action filed demurrers to the Wong complaint, and we, along with certain of our current and former executive officers and directors, joined in the venture capital investor defendants’ demurrer. A hearing on our motion to dismiss and the demurrers to the Wong complaint was held on October 24, 2018. On October 25, 2018, the Court ordered the defendants’ demurrers to the complaint sustained with leave to amend and granted an extension of time for plaintiff to serve a First Amended Complaint until further order of the Court. On January 31, 2019, the Court stayed the case and stayed any decision on the Company’s motion to dismiss on forum selection grounds pending resolution of an appeal of Sciabacucchi v. Salzberg, a case addressing similar issues in Delaware. On August 12, 2019, the Court consolidated the Wong and Li actions, and lifted the stay imposed on January 31, 2019 to allow further briefing on the Company’s motion to dismiss. A further hearing on the motion to dismiss was held on September 17, 2019.

On October 2, 2018, the U.S. Northern District Court granted a Motion for Consolidation of Related Actions, Appointment as Lead Plaintiff and Approval of Lead Counsel filed by Plaintiff Edgardo Guerrini, which consolidated the Guerrini and Yzeiraj actions under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD. On November 30, 2018, Lead Plaintiff Edgardo Guerrini filed a Consolidated Amended Complaint for violations of federal securities laws asserting the same claims, against the same defendants, as his original complaint but adding certain allegations in support of those claims. On January 29, 2019, the Company, along with certain of its current and former executive officers and directors, filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rule of Civil Procedure 12(b)(6). The venture capital defendants and underwriter defendants filed joinders to the Company’s motion to dismiss on the same day. On October 18, 2019, the District Court granted in part and denied in part our motion to dismiss.

On July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of our current and former executive officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934 in connection with our IPO and our 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court related the Mason action with the federal class action, In re Restoration Robotics, Inc. Sec. Litig., and reassigned the Mason action to Judge Edward J. Davila. Also, on August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action during the pendency of the federal class action, In re Restoration Robotics, Inc. Sec. Litig., No. 5:18-cv-03712-EJD.

On September 24, 2019, a complaint was filed in the United States District Court for the Northern District of California, captioned Bushansky v. Restoration Robotics, Inc., et al., No. 5:19-cv-06004-MMC. The complaint alleges, among other things, that defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 14d-9. The complaint alleges that the proxy statement filed with the United States Securities and Exchange Commission by Restoration Robotics on September 10, 2019 in connection with the proposed transaction whereby Restoration Robotics would merge with Venus Concept Ltd. omitted or misrepresented material information. The complaint seeks, among other things, injunctive relief, unspecified damages, and attorneys’ fees and costs. On November 6, 2019, the plaintiff voluntarily dismissed the Bushansky action with prejudice as to his individual claims and without prejudice as to the claims of the putative class.

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

Risks Related to the Merger and Our Business

On November 7, 2019, we completed our merger transaction with Venus and Merger Sub. See the Current Report on Form 8-K that we filed with the SEC on November 7, 2019 for additional information. The risk factors set forth below relate to our business immediately following the consummation of the Merger.

For additional information and a summary of the material risk associated with the Merger, the combined companies and Venus Concepts’ business, please see the “Risk Factors” section contained in our Registration Statement on Form S-4, as amended, filed with the SEC on September 9, 2019.

Risks Related to Our Business

We have limited commercial history and we have incurred significant losses since our inception. We anticipate that we will continue to incur losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

We have a limited commercial history and have focused primarily on research and development, product design and engineering, establishing supply and manufacturing relationships, seeking regulatory clearances and approvals to market the ARTAS® and ARTAS® iX System, and selling and marketing. We have incurred losses in each year since our inception in 2002. Our net losses were approximately $24.5 million for the nine months ended September 30, 2019 and $28.7 million for the year ended December 31, 2018. As of September 30, 2019, we had an accumulated deficit of $217.7 million. We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical and regulatory activities. We may never generate enough revenue to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Furthermore, because of our limited operating history and because the market for aesthetic products is rapidly evolving, we have limited insight into the trends or competitive products that may emerge and affect our business. Before investing, you should consider an investment in our common stock considering the risks, uncertainties, and difficulties frequently encountered by early-stage medical technology companies in rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements such as software-updates for the ARTAS® and ARTAS® iX Systems and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of September 30, 2019, we had capital resources consisting of cash and cash equivalents of $8.9 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of the ARTAS® and ARTAS® iX System, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities.

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

Sales in markets outside of the U.S. accounted for approximately 40% of our revenue for the year ended December 31, 2018 and 43% of our revenue for the nine months ended September 30, 2019 and 2018, respectively. We believe that a significant percentage of our business will continue to come from sales in markets outside of the U.S. through increased penetration in countries where we market and sell the ARTAS® or ARTAS® iX System. However, international sales are subject to a number of risks, including:

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could inhibit commercialization of the ARTAS® and ARTAS® iX Systems. As of September 30, 2019, we carry product liability insurance in the amount of $4.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

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

As of September 30, 2019, we had 90 employees, with 35 employees in sales and marketing, 24 employees in customer support, 18 employees in research and development, including clinical, regulatory and certain quality control functions, five employees in manufacturing operations and eight employees in general management and administration. We will need to continue to expand our sales, marketing, managerial, operational, finance and administrative resources for the ongoing commercialization of the ARTAS® System and ARTAS® iX System and continue our development activities of any future products.

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

The market price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	any failure to integrate with Venus Concept following the completion of the Merger;
•	the continued growth in demand for the ARTAS® Systems and ARTAS procedures;
•	our commercialization, marketing and manufacturing capabilities;
•	the continuing productivity and effectiveness of our commercial infrastructure and salesforce;
•	our financial performance;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for the ARTAS® Systems for expanded indications and functionality;
•	our commercialization, marketing and manufacturing capabilities;

•	our expectations regarding the potential market size and the size of the patient populations for the ARTAS® Systems;
•	the effective pricing of the ARTAS® Systems, services and procedures;
•	the implementation of our business model and strategic plans for our business and technology;
•	the scope of protection we can establish and maintain for intellectual property rights covering the ARTAS® Systems, along with any product enhancements;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the quarter ended September 30, 2019.

Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

2.1	Second Amendment to the Agreement and Plan of Merger and Reorganization, dated October 31, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd. and Venus Concept, Ltd.	8-K	10-31-19	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	10-17-17	3.1
3.2	Amended and Restated Bylaws	8-K	11-7-19	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate	S-1/A	9-18-17	4.2
10.1	Fourth Amendment to Loan and Security Agreement dated June 14, 2019, by and between the Company and Solar Capital Ltd.	S-4/A	7-29-19	10.37
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Venus Concept Inc.

Date: November 14, 2019	By:	/s/ Domenic Serafino
Domenic Serafino
Chief Executive Officer

Date: November 14, 2019	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer