Form 10-K
period 2019-12-31
Venus Concept Inc.
filed 2020-03-30
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38238

Venus Concept Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	06-1681204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
235 Yorkland Blvd. Suite 900 Toronto, Ontario M2J 4Y8
(877) 848-8430

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

As of June 29, 2019, (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of Registrant’s common stock, par value $0.0001, held by non-affiliates of the Registrant was $26,468,409 based upon the closing price of $9.1495 per share as reported for such date by the Nasdaq Global Market. Shares of the Registrant's common stock held by executive officers and directors of the Registrant and by certain stockholders who owned 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2020 was 32,194,285.

Documents to be Incorporated by Reference

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (our "Proxy Statement") which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year ended December 31, 2019.

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2019 contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements include, but are not limited to, statements about:

•	the expected synergies and cost savings from our merger with Venus Concept Ltd.;

•	our financial performance;

•	the continued growth in demand for our systems and other products;

•	the success of the commercial launch of Venus Bliss;

•	our commercialization, marketing, distribution and manufacturing capabilities, plans and prospects;

•	the timing or likelihood of regulatory filings and approvals for our systems;

•	the scope and timing of our investment in our commercial infrastructure and sale-force;

•	our expectations regarding the potential market size and the size of the patient populations for our systems and procedures;

•	the implementation of our business model and strategic plans for our business and technology;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our systems;

•	our ability to implement additional infrastructure and internal systems;

•	the research and development activities we intend to undertake in order to expand the approved indications of use for our existing products and new products;

•	the outcome of legal proceedings related to our business;

•	estimates of our expenses, future revenue and capital requirements;

•	our ability to raise additional capital;

•	developments and projections relating to our competitors and our industry, including competing technologies; and

•	general economic conditions, including the global economic impact of COVID-19.

These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

This Annual Report Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets in which we compete, including data regarding the estimated size of these markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I

Item 1.	Business.

Overview

We are an innovative global medical technology company that develops, commercializes, and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related practice enhancement services. Our aesthetic systems have been designed on a cost-effective, proprietary and flexible platform that enables us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the years ended December 31, 2019 and in 2018, a substantial majority of our systems delivered in North America were in non-traditional markets.

In November 2019, we completed our business combination with Venus Concept Ltd. and the business of Venus Concept Ltd. became the primary business of the company, a global leader in hair restoration. It significantly expanded our presence and capability in the hair restoration market. We have developed and commercialized a robotic device, the ARTAS® System, that assists physicians in performing many of the repetitive tasks that are part of a follicular unit extraction surgery, or FUE, a type of hair restoration surgery. In July 2018, we introduced the ARTAS® iX Robotic Hair Restoration System, which we believe is the first and only robotic intelligent solution to offer precise, minimally invasive, repeatable harvesting and implantation functionality in one platform. The system delivers procedural analysis, precision, repeatability and clinical workflow efficiency for hair restoration. Through our NeoGraft® division, which we acquired in 2018, we offer an automated hair restoration system that facilitates the harvesting of follicles during an FUE process, improving the accuracy and speed over commonly used manual extraction instruments. Our hair restoration systems are sold primarily to plastic surgeons and dermatologists, and in the U.S. we offer doctors using the NeoGraft® system the services of a group of independently contracted technicians, whom we market as “VeroGrafters.” This group of approximately 50 technicians is available to assist the physician during a NeoGraft® hair restoration procedure. The ARTAS® iX System complements our NeoGraft® hair restoration system and allows us to penetrate a broader segment of the hair restoration market.

We have developed and commercialized twelve technology platforms, including our ARTAS® and NeoGraft® systems. We have received clearance from the U.S. Food and Drug Administration, or FDA, for the combined use of multipolar radio frequency, or RF, and pulsed electromagnetic fields, or PEMF, for non-invasive treatment of facial rhytides (wrinkles) in Fitzpatrick skin types I (ivory)-IV (light brown), and temporary reduction in the appearance of cellulite, among others. We have also received FDA clearance for the use of our diode laser system for non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types. In certain jurisdictions outside of the U.S., our products have received marketing authorizations for indications such as temporary increase of skin tightening, non-invasive lipolysis of the abdomen and flanks, cellulite reduction and uses for certain soft tissue injuries, among others, and for vaginal treatment in the Israeli market. Our proprietary multipolar RF and PEMF technologies, also referred to as our (MP)2® technology, synergistically deliver consistent homogenous treatments in a minimally invasive process. We also use in our systems Intense Pulsed Light, or IPL, for treatment of benign pigmented epidermal and cutaneous lesions, lasers for hair removal and fractional ablative RF modality for skin resurfacing. The ARTAS® system was cleared by FDA in April 2011 and the ARTAS® iX was cleared by FDA in March 2018 to include implantation of harvested hair follicles.

In the U.S., we have obtained 510(k) clearance from FDA for our Venus Freeze® and Freeze Plus systems, Venus Viva®, Venus Legacy®, Venus Versa®, Venus Velocity™, Venus Heal™, Venus Bliss™ and ARTAS® systems. The Venus Glow™ and NeoGraft® systems are listed as class I devices under FDA classification system. Outside the U.S., we market our technologies in over 60 countries across Europe, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

To address the financial barriers faced by physicians and aesthetic service providers globally, we focus our medical aesthetic product sale strategy on a subscription-based business model in North America and in our well-established direct global markets, which allows us to offer our aesthetic products to non-traditional providers and medical spas. Traditional energy-based aesthetic devices can require financial commitments of up to $190,000, which typically involve third-party financing, often with personal guarantees. These products are often superseded by next-generation products within 18 to 24 months, making it financially difficult for aesthetic service providers to continually access the market’s newest technologies, and for providers in non-traditional markets to justify the significant investment. Our subscription-based model is designed to provide a lower initial barrier to ownership and includes an up-front fee, and a monthly payment schedule, typically over a period of 36 months, with approximately 40% of total contract payments collected in the first year. Our subscription-based business model can provide customers with greater flexibility than traditional equipment leases secured through finance companies. The significantly reduced upfront financial commitments, without onerous credit and disclosure requirements, make this business model increasingly appealing and affordable to non-traditional physicians and medical aesthetic spas. If economic circumstances are appropriate, we provide customers in good standing with the opportunity to “upgrade” to new agreements for our newest available or alternative technology throughout the subscription period. To ensure that each monthly product payment is made on time and that the customers’ systems are serviced in accordance with the terms of the warranty, every product purchased under a subscription agreement requires a monthly activation code, which we provide to the customer upon receipt of the monthly payment. We currently do not offer the ARTAS® iX System under the subscription-based model.

To support the growth initiatives of our customers, we developed practice enhancement services that provides our customers with a fully integrated monthly marketing support program with business and marketing tools to grow their practices, improve their financial and business performance, and maximize their return on investment, while also supporting our sale of products and ancillary services. These interactions help in further building our customer relationships.

As of December 31, 2019, we operated directly in 29 international markets through our 24 direct offices in the U.S., Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, Singapore, Indonesia, Vietnam, India, Israel, Italy, Bulgaria, Russia, Kazakhstan and South Africa.

Subscription-based Business Model

We generate recurring monthly revenue under our subscription-based business model and from traditional system sales. We commenced a subscription-based model in North America in 2011 and, for the years ended December 31, 2019 and 2018, approximately 51% and 55%, respectively, of aesthetic systems we delivered were sold under the subscription-based model. For the years ended December 31, 2019 and 2018, approximately 67% and 75%, respectively, of our total system revenues were derived from the subscription-based model. We have launched our subscription-based model in targeted international markets in which we operate directly. We currently do not offer the ARTAS® iX System under the subscription-based model.

Our subscription-based model includes an up-front fee and a monthly payment schedule, typically over a period of 36 months, with approximately 40% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

Market Overview

Aesthetic Procedures

The market for aesthetic procedures is large, growing, global in scale, and comprised of both surgical and non-surgical procedures. The International Society of Aesthetic Plastic Surgery, or ISAPS, reported approximately 23 million cosmetic procedures worldwide in 2018. Total cosmetic procedures worldwide in 2018 was comprised of approximately 10.6 million surgical cosmetic procedures and approximately 12.7 million non-surgical cosmetic procedures. Total non-surgical procedures worldwide in 2018 included approximately 10.0 million injectable procedures – primarily botulinum toxin and hyaluronic acid fillers – with the remaining 2.7 million non-surgical, non-injectable procedures worldwide in 2018 representing annual addressable procedure opportunity for our minimally invasive and non-invasive medical aesthetic technologies.

Based on data from Medical Insights reports published in 2019, we estimate the global energy-based aesthetic device market totaled approximately $3.4 billion in 2018. We also estimate this market will increase at a 9.7% CAGR to more than $5.3 billion by the end of 2023. This projected growth CAGR is based on a weighted-average of expected growth CAGRs per Medical Insights of 6.1% for “Energy-Based Aesthetic Devices”, 12.7% for “Energy-Based Body Shaping & Skin Tightening” and 15.0% for “Energy-Based Feminine Rejuvenation”, respectively.

Hair Restoration

According to the “2017 Practice Census Results Report” from the International Society of Hair Restoration or ISHRS, an estimated 597,181 patients worldwide had a surgical hair restoration procedure in 2016, compared to an estimated 216,547 patients in 2006, representing a 10.6% CAGR over the period. The ISHRS estimated the global market for surgical hair restoration treatments totaled $4.1 billion in 2016, compared to $2.4 billion in 2014, representing a 32% CAGR over the period.

We believe several factors are contributing to the growth in the aesthetic and hair restoration markets, including:

•

Continuing focus on body image and appearance. Both women and men continue to be concerned with their body image and appearance. Additionally, the population and wealth of the aging “baby boomer” demographic segment and its desire to retain a youthful appearance have driven the growth in aesthetic and hair restoration procedures.

•

Wide acceptance of aesthetic procedures. According to ASAPS, in 2018, people in the U.S. spent more than $16.5 billion on combined surgical and non-surgical aesthetic procedures. Since 2000, aesthetic procedures have increased 163% with minimally invasive procedures growing 223%. From 2000 to 2018, the number of male aesthetic procedures and minimally invasive procedures grew 29% and 72%, respectively.

•

Broader availability of minimally and non-invasive procedures. Technological developments have resulted in the introduction of a broader range of safe, effective, easy-to-use, and low-cost minimally invasive and non-invasive aesthetic procedures, with fewer side effects. This has resulted in wider adoption of aesthetic procedures by practitioners. According to the ASAPS, nonsurgical procedures were performed more often in 2018 than surgical procedures. There has also been a market shift to less invasive hair restoration procedures such as FUE which, according to ISHRS, have increased from less than 10% of hair restoration procedures performed in 2004 to about 52.6% in 2017.

•

Increased physician focus and changing practitioner economics. Managed care and government payor reimbursement restrictions in the United States, and similar payment-related constraints outside of the United States, are motivating practitioners to establish or expand their elective aesthetic practices with procedures that are paid for directly by patients. As a result, in addition to traditional aesthetic providers, non-traditional providers have begun to perform these procedures.

•

Increasingly affordable treatment solutions. New, lower cost technologies combined with procedure pricing pressures will broaden the patient population for minimally invasive and non-invasive aesthetic procedures, which we believe will continue to contribute to increased market demand.

Limitations of Existing Technologies

Aesthetic Procedures

We believe that several limitations have restricted the growth of existing aesthetic technologies and that patients who do not require significant skin tightening, cellulite reduction, circumferential reduction or body contouring will explore non-invasive alternatives to minimize the pain, expense, downtime, and surgical risks associated with current invasive procedures. Most existing non-invasive procedures are based on various forms of directed energy treatments, such as RF, IPL, lasers using various wavelengths, shockwave therapy or ultrasound.

Most current aesthetic technologies present the following limitations:

•

Surgical risks. Invasive and minimally invasive procedures can carry surgical risks associated with the safety of the patient and generally require administering general or local anesthesia, which can carry additional risks.

•

Surgical recovery. Invasive and minimally invasive procedures can often cause pain and require post-surgical recovery. As a result, patients may need to spend time away from work and take prescribed pain medications during post-surgery recovery.

•

Pain and discomfort. Many existing non-invasive procedures involving various laser wavelengths, RF, IPL and shockwave can cause pain during the procedure, which we believe may affect the operator’s ability to deliver a full therapeutic treatment without creating patient discomfort.

•

Potentially undesired results. Current invasive procedures can cause non-uniform fat reduction, dimpling, lumpiness, numbness, scarring, discoloration or sagging skin in the treated area. Minimally invasive and non-invasive procedures can cause skin or tissue damage if the physician does not carefully control the heat or ultrasound energy delivered in the treatment area.

•

Limited repeatability. Invasive, minimally invasive and non-invasive procedures may trigger non- controlled necrosis and/or body’s wound healing response, which may lead to the formation of scar tissue in the treated area and may prevent the patient from undergoing follow-up procedures to enhance or correct the original treatment results if the patient is not satisfied with initial aesthetic results.

•

Physician skill and technique dependent. The aesthetic results achieved through most invasive and minimally invasive procedures are dependent upon a physician’s skill and training. In addition, these procedures often require a significant amount of direct physician or highly trained personnel time to perform the procedure. Poor technique may lead to reduced efficacy, inconsistent aesthetic results and adverse events.

•	High cost. Invasive procedures can be significantly more expensive for patients than minimally invasive or non-invasive aesthetic procedures.

•	Effective only for certain skin types. Laser-based and IPL-based technologies may not be as effective on darker skin tones and therefore the appropriate pool of patients may be more limited.

Our Aesthetic Solutions

Aesthetic Technology Solution

We designed a suite of medical aesthetic systems that use our proprietary (MP)2 technology to address the limitations of existing medical aesthetic technologies and procedures. Our systems have the following characteristics:

•

Non-invasive. Our systems use technologies that are primarily non-invasive. Our core (MP)[2] technology combines multipolar RF and magnetic pulse synthesizers to homogenously raise temperature over the entire treatment area and multiple skin layers. Controlled, targeted, uniform heat distribution and the ability to maintain clinically accepted therapeutic temperature for the entire treatment results in no heat spikes (thermal surges) and eliminates the need for topical cooling agents.

•

Easy-to-use and delegable technology. We believe that the use of our aesthetic systems is not technique-dependent and requires limited training and skills to obtain successful aesthetic results. This allows physicians to leverage their own time and increase throughput since procedures can be performed by non-physician operators, subject to local regulations. We design our systems to be easy to operate with this benefit in mind.

•

Results for broad range of skin types. Our (MP)[2] technology uses proprietary algorithms that harness the benefits of both RF and PEMF therapy. This resulting energy matrix penetrates multiple layers of skin, raising temperature homogenously and effectively. We believe this type of skin penetration improves treated conditions and provides visible results for a broad range of skin types.

•

Technology enables products to be designed for affordability. Our technology enables us to focus on designing and manufacturing products at an affordable cost. We offer products to physicians and other customers at competitive prices without sacrificing quality, while maintaining our margin objectives. Our competitive prices and subscription model also allow physicians and other customers the option to offer patients more affordable prices.

Competitive Advantages for the Aesthetic Market

•

Expands potential market. Our subscription-based model enables us to sell to both traditional and non-traditional customers without the involvement of third-party lenders, which allows us to reach many customers who choose not to purchase competitors’ aesthetic products because of the barriers associated with equipment financing.

•

Mitigates credit risk. Our payment and 30-day activation code technology help to mitigate the risk that our customers will default on their payments by not allowing them to continue to use the system until we receive the monthly payment.

•

Maintains strong customer relationships. Our payment model requires us to maintain awareness of customer views and expectations, which allows us to provide high-quality services and maintain an on-going relationship with customers on a month-to-month basis. Our “high-touch” customer philosophy leads to continuous interactions with our customers and enables us to cultivate strong and long-term relationships.

•

Controls secondary market resales. Our monthly activation controls also reduce the risk that our products will be resold in the secondary market without authorization. This allows us to control the various distribution channels for our products and maintain an optimal value of our products after purchase.

•

Opportunities for access to the newest available Venus Concept’s technology and revenue enhancement. Our customers have the opportunity throughout the subscription period to enter into new agreements for our newest available or alternative technology. A subscription agreement also allows customers to participate in the most current marketing and branding activities we offer. Our monthly call schedules with the customer and practice enhancement services lead to continuing client interaction and the ability to execute on mutually agreed upon marketing goals and strategies.

Competitive Advantages For Our Customers in the Aesthetic Market

•

Less onerous credit and disclosure requirements for physicians and clinics. Our subscription model allows physicians and clinics to purchase our products without the involvement of third-party lenders or leasing companies that require borrowers to undergo burdensome application, review and fee requirements.

•

Return on investment. By spreading payments over a 36-month period, our subscription model option is designed to facilitate physicians achieving positive cash-flow from their investment in our systems, thus reducing a portion of implementation risk and concerns associated with large capital equipment purchases.

•

Expansion of services. Our aesthetic systems allow physicians to expand services offered within their practices. A majority of our systems can be used to treat more than one clinical indication, and some products can be purchased as a modular platform that can be modified to match the needs of a growing aesthetic business. To the extent we are successful in receiving FDA and other clearances for additional clinical indications, the value of our modular platform technologies to physician practices may be further enhanced.

•

Leverage physician time and clinic infrastructure. Subject to the laws of each state in the United States and in other jurisdictions, our physician customers may delegate these non-invasive procedures to nurse practitioners, technicians and other non-physicians as long as the systems are operated under the physicians’ supervision. We believe that this creates leverage to save physician time and requires the use of less practice infrastructure.

•

Opportunity to upgrade. Our customers in good standing have the opportunity under the subscription model to “upgrade” into new agreements for our newest available or alternative technology, which allows these customers to employ our latest technologies in their practices.

•

Practice enhancement services. Our practice enhancement services offer marketing, clinical and technical support to subscription customers. These services focus on improving practice or clinic revenue performance, as well as the customers’ overall financial and business metrics. In addition, customers can take advantage of a diverse menu of digital marketing services that we offer, which include website solutions and management, social media strategy and design, and other educational programs that we believe are effective and helpful in supporting the growth of their practices.

Our Hair Restoration Solutions

Hair Loss Treatment Options and Their Limitations

The treatments for hair loss can broadly be divided between non-surgical options and surgical procedures.

Non-Surgical Options

Non-surgical options for hair loss include prescription therapeutics and non-prescription remedies. In the U.S., FDA has authorized two prescription therapeutics for hair loss: Rogaine which is applied topically, and Propecia which is ingested in pill form. Both Rogaine and Propecia have several drawbacks, including limited efficacy in some individuals and the need for strict patient compliance for the treatment to have meaningful effect.

Surgical Procedures

Surgical procedures to address hair loss continue to evolve and become more popular. The first of these therapies, hair plugs, was developed in the late 1950s. Due to the size of the transplanted hair follicle groups, or plugs, the transplants resulted in an unnatural look with the patient often having a “doll-hair” like appearance, the clumping or grouping of hair follicles in a visibly uniform pattern. Because of the poor aesthetic results of hair plugs, strip surgery, or FUT, follicular unit transplantation and follicular unit extraction, or FUE became increasingly more popular.

FUE is significantly less invasive than strip surgery. In this procedure, the physician or technician removes individual hair follicles from the patient’s scalp without removing a strip of tissue. FUE can be performed with manual hand-held punches, automated hand-held devices (e.g. NeoGraft®) or with the ARTAS® System.

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

Follicular Unit Extraction Using Hand-Held Devices

In part as a solution to the significant scarring and other drawbacks of strip surgery, FUE procedure was developed in the early 2000s. In an FUE procedure, rather than surgically removing a portion of the patient’s scalp, each hair graft is individually dissected from the scalp for transplantation. Because a strip of the patient’s scalp is not removed, a FUE procedure avoids a long linear scar and reduces the post-operative pain and numbness associated with strip surgery. Following the dissection of the individual hair follicles, the physician uses a hand-held device to remove the hair follicles. After harvesting, the individual hair follicles are implanted in the same way as in a strip surgery procedure.

Drawbacks of Strip Surgery and FUE Surgery Using Hand-Held Devices

While strip surgery and FUE surgery using a hand-held device, or manual FUE, can provide significant, long-term results in restoring hair, there are several limitations associated with these procedures.

•

Technician training. Strip surgery and manual FUE procedures require dexterity, demanding hand-eye coordination, and attention to detail by all members of the transplant team. For strip surgeries in particular, a physician or technician must undergo significant training to dissect grafts under a microscope and it can take a significant period of time for a technician to become proficient.

•

Labor intensive. Both strip surgery and manual FUE procedures require a team of technicians to perform the procedure. The labor intensiveness and time-consuming nature of these techniques limits the number of procedures physicians can perform.

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

The ARTAS® Solution

We believe the ARTAS® System addresses many of the shortcomings of other hair restoration procedures. The ARTAS® System is capable of robotically assisting a physician through many of the most challenging steps of the hair restoration process, including the dissection of hair follicles, site planning and recipient site making. We believe, with this assistance, the ARTAS® System can help shorten the often-long learning curve for both physicians and technicians to become proficient in performing hair restoration procedures. In addition, we believe that by assisting the physician and technicians with many of the repetitive and tedious tasks associated with the hair restoration procedure, the ARTAS® System can make hair restoration procedures less labor intensive and can reduce inconsistent results. Further, we believe the ARTAS® System’s Site Making functionality, which includes an enhanced imaging system and sophisticated algorithms, helps physicians avoid damaging existing follicles and enables them to create a more natural, aesthetically pleasing outcome for the patient. In March 2018, we received 510(k) clearance from FDA to expand the ARTAS® technology to include implantation of harvested hair follicles. In December 2018, we completed the ISO audit and are compliant with CE Mark requirements for the sale of the ARTAS® iX System with implantation functionality in Europe. Our platform includes the ARTAS® Hair Studio application which can simulate pre-procedure and post-procedure outcomes and can be utilized during the patient consultation and education process.

•

The ARTAS® procedure provides patients with a minimally invasive, less painful alternative to strip surgery. The ARTAS® System has a faster recovery time and avoids the long linear scar at the back of the patient’s head. The ARTAS® Hair Studio application allows patients to visualize the expected post-procedure outcome through a three-dimensional model.

•

In addition to the advantages afforded to patients, we believe the ARTAS® System and the ARTAS® Hair Studio application provide compelling benefits for physicians. The ARTAS® System’s image-guided robotic capabilities allow physicians to perform procedures with fewer staff than what might be required for a traditional strip surgery or a FUE procedure using hand-held devices. With the robotic assistance provided by the ARTAS® System, we believe physicians and technicians will be able to perform the complicated, repetitive and tedious task of dissecting hair grafts with less fatigue and greater productivity than would be possible in a manual FUE procedure.

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

Advantages of the ARTAS® Procedure

Patient Value. We believe the ARTAS® System significantly improves the patient experience and outcome in hair transplantation procedures in the following ways:

•

Through the ARTAS® System, the dissection of grafts is performed in a manner that leaves only small pinpoint scars that heal faster and are less detectable than the larger post-operative linear scar that would be produced from strip surgery. As a result, an ARTAS® procedure can, in many cases, offer a shorter recovery time and can enable patients to resume their daily lifestyle faster than with strip surgery. In addition, the ARTAS® procedure allows patients to wear their hair short without a noticeable scar.

•

The ARTAS® Site Making functionality translates the physician-patient site design onto the patient’s recipient area. The ARTAS® System’s enhanced imaging system and sophisticated algorithms enable the ARTAS® System to rapidly create recipient sites at precise depths, replicate pre-existing hair angles, avoid damaging the healthy pre-existing hair and adjust the distribution of the recipient sites to optimally fill in the transplantation area. We believe these elements can contribute to a superior aesthetic outcome.

Physician Value. We believe the ARTAS® System provides physicians compelling economic benefits and enables physicians to achieve consistent reproducible results. As a result, we believe the ARTAS® procedure also offers an attractive addition to existing dermatology, plastic surgery or aesthetics practices whether they do or do not provide hair restoration procedures.

•	Hair restoration procedures are generally paid for by the patient and do not involve the complexity of securing reimbursement from third-party payors.

•

We believe the ARTAS® System’s image-guided robotic capabilities allow physicians to perform hair restoration procedures with fewer staff required than a traditional strip surgery or a manual FUE procedure. Procedures can also be performed with less physician and technician fatigue.

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

Advantages of the NeoGraft® Procedure

We believe that NeoGraft® offers a technology solution that complements our robotic hair restoration system and provides an alternative to strip surgery and fully manual FUE procedures for our customers and their patients.

Patient Value

•

Unlike most strip surgery procedures, the NeoGraft® system is minimally invasive.  In an FUE procedure using NeoGraft®, rather than surgically removing a portion of the patient’s scalp, each hair graft is individually dissected from the scalp for transplantation. Because a strip of the patient’s scalp is not removed, a FUE procedure avoids a long linear scar and reduces the post-operative pain and healing process, reducing the risk of potential infection and headaches.

•

The ARTAS® iX is currently FDA-cleared for men diagnosed with androgenetic alopecia (male pattern hair loss) with black or brown straight hair. The NeoGraft® provides a solution for women, curly-haired people and light haired people. Also, in a NeoGraft® procedure, the recipient site does not need to be shaved, which makes the procedure more attractive to female patients.

•	NeoGraft® can be used for fine tuning of specific areas of the scalp and temples/temporal peaks.

Physician Value

•

The highly ergonomic mechanical NeoGraft® system works as a natural extension of the surgeons’ hand, allowing for faster and more accurate harvesting of hair follicles. NeoGraft® patients may reach their goal with less time in the procedure room or fewer FUE procedures.

•	Doctors performing procedures with our NeoGraft® system can choose to use our VeroGrafterTM technician services to free up their time to focus on other areas of their practice.

•

Our NeoGraft® system is priced at a much lower price point than an ARTAS® robotic system making it a feasible alternative for physicians who do not perform a large volume of hair restoration surgeries.

Our Strategy

Our goal is to become a leading global provider of minimally invasive and non-invasive medical aesthetic technologies and complimentary products, hair restoration technologies and marketing and other support services for aesthetic practitioners and aesthetic medical spas. To achieve this goal, we intend to:

•

Broaden our portfolio of product offering. We will continue to invest in and leverage the extensive energy-based technology developed by our experienced research and development team in Israel, and we believe that collaboration with the experienced robotic research and development team in San Jose will bring new and innovative technology solutions to the non-invasive and minimally invasive categories of aesthetic medicine.

•	Apply robotic technologies to new applications. We are working on robotic assisted minimally invasive solutions for aesthetic procedures that currently can only be treated by surgical intervention.

•

Hair restoration market. We intend to focus on providing a complete set of products and services to address the hair restoration market. In 2018, we acquired NeoGraft® and in November 2019, we completed our business combination with Restoration Robotics, which significantly expanded our hair restoration product offerings to include the ARTAS® iX System, a robotic device that assists physicians in a FUE hair restoration procedure. We believe these two systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market.

•

Expand Venus Concept complementary service offerings. In addition to our systems, we offer marketing services through an internal advertising agency, and a revenue share program that complements our systems to help enhance the overall profitability and success of our customers. We believe that these services will increase brand recognition, increase customer loyalty and expand the addressable market for our products and services.

•

Expand FDA (and other regulatory agencies) cleared indications for our products. We intend to seek additional regulatory clearances from FDA, the China Food and Drug Administration, Health Canada and other national regulatory bodies and to extend the scope of our existing FDA clearance and CE Mark certifications. Additionally, we intend to expand the scope of marketable indications for our technologies in various other markets.

•

Leverage our subscription-based model to new market channels. Our subscription-based model offers our customers an alternative to using third-party lenders and reduces their capital expenditure obligations. We believe that with increased restrictions on government reimbursement for medical procedures, there is a large, predominantly untapped market of physicians and physician-owned clinics that are seeking new “pay out-of-pocket” revenue streams. Limited availability of cost-effective capital financing to many non-traditional customers makes it more difficult for these types of providers to build new revenue streams. Our technology and subscription-based model are designed to specifically target, support and address these issues, enabling us to expand into new markets.

•

Expand into non-traditional markets. We intend to market our systems to current and potential providers of aesthetic services in the large and under-penetrated non-traditional aesthetic market. The ease of use of most of our technologies makes our systems suitable for adoption by physicians and other providers in non-traditional markets, including general and family practitioners and aesthetic medical spas.

•

Increase our international presence. We built a direct sales force through wholly-owned subsidiaries in the U.S., Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Israel and Australia, and majority-owned subsidiaries in China, Hong Kong, Singapore, Indonesia, Vietnam, India, Italy, Bulgaria, Russia, Kazakhstan and South Africa. We believe we are positioned to continue to grow the percentage of our revenue from customers located outside North America.

•

Increase consumer awareness and demand for our products. We intend to continue to employ targeted and strategic media to engage consumers through social and digital media marketing programs in order to generate awareness of and demand for our technologies, with an emphasis on targeting the non-traditional physician market.

Our Technologies

We use a variety of technologies that allow us to expand into non-traditional physician markets. One differentiating technology is our proprietary multipolar magnetic pulsed technology, or (MP)2, which synergizes PEMF and a multipolar RF matrix. Our (MP)2 technology is applicable to a wide range of non-invasive skin tightening, wrinkle reduction, body contouring and fat reduction, which have been cleared in U.S., Canada, or Europe, and we plan to enter the rapidly growing non-invasive feminine health market in various geographic regions once we receive the necessary regulatory clearances. We also currently have solutions based on other technologies such as fractional ablative RF, IPL and laser technologies, affording a broader set of solution options to address key markets for hair removal, and vascular pigmented lesions, circumference reduction and fat reduction (lipolysis). As part of our strategy, our Heal, Freeze Plus and Fiore systems come with integrated Automatic Temperature Control, or ATC, and our Velocity, Heal, Fiore, Freeze Plus and NeoGraft®  systems come with integrated internet of things, or IOT, capabilities.

Background on Energy-Based Aesthetic Technologies

RF, a technique that has been employed for several decades for medical purposes, uses an oscillating current of electricity to generate energy in the form of heat. This heat can be used to stimulate, coagulate and/or ablate targeted tissue within the body. RF energy is most commonly used in aesthetic dermatology as a noninvasive method of skin tightening, wrinkle removal, and facial rejuvenation. These effects are produced within the heated area through several mechanisms, including ablation and coagulation of connective tissue, stimulation of tissue inflammation and wound healing processes, and improved blood circulation. RF devices that use fractional ablative/coagulative technology have been shown to improve the appearance of fine lines and wrinkles in the dermis, while maintaining low risk of adverse side effects in patients of most skin types. This fractional technology uses needle-shaped elements as electrodes to deliver the RF energy to the targeted tissue and has been used for treating a variety of dermatological conditions such as improving facial brightness and improving the appearance of skin tightness and skin pigmentation.

RF has been recognized as a variable solution by various researchers and companies for aesthetic use due to its safety profile on many skin types, limited downtime and results for tissue tightening. The effect of RF on the dermal extracellular matrix causing this immediate visible tightening of the tissue (through shrinkage of the collagen fibers) with stimulation of dermal fibroblasts inducing the synthesis of new collagen (called neocollagenisis) and elastin fibers (called neoelastogenesis) has been well documented in published clinical research that is widely available through various peer reviewed journals and universities.

PEMF has been used in a variety of different medical settings including bone fusion for many years. Clinically, PEMF has also demonstrated benefits for soft tissue repair (in cases of various sports related injuries), while exhibiting few side effects. It has been suggested that tissue exposed to PEMF has a modulated production of growth factors leading to elevated production of collagen and other proteins, and improved skin vitality and appearance. PEMF triggers a cascade of biological processes at a cellular level that facilitates the creation of new blood vessels (called angiogenesis).

IPL relies on selective photothermolysis to damage pigmented targets within cells or tissues, causing demarcated thermal injury to the target while sparing surrounding tissue. Light pulses are generated by bursts of electrical current passing through a xenon gas-filled lamp. Individual light pulses have a specific duration, intensity, and fluence, and spectral distribution that allows for a controlled and confined energy delivery into tissue. The effective use of IPL relies on the phenomena that certain targets (chromophores) are capable of absorbing energy from this broad spectrum of light wavelength (absorptive band) without exclusively being targeted by their highest absorption peak. The three main chromophores (hemoglobin, water, and melanin) in human skin all have broad absorption peaks of light energy, allowing them to be targeted by a range of light wavelengths and not requiring that any single specific wavelength of light (monochromatic light) is used. Therefore, monochromatic light is not a prerequisite for selective heating of target structures in human skin. The broad wavelength range discharged from an IPL device leads to the simultaneous emission of different wavelengths that can be further filtered to narrower bands, allowing the various chromophores to be targeted simultaneously but specifically.

Our (MP)2 Proprietary Technology

Our proprietary (MP)2 technology employs both PEMF and RF energy in a synergistic manner. (MP)2 is noninvasive and because (MP)2 disperses heat equally across the treatment area, it does not produce potentially painful localized heat spikes, and unlike other devices employing RF, (MP)2 does not require local cooling during treatment.

PEMFs energy is created by running short pulses of electrical current through metal coils, which results in the formation of electromagnetic fields. Electromagnetic fields, in turn, influence the behavior of charged particles, including various biomolecules, within the range of the electromagnetic field to cause one or more desired effects at the cellular level. PEMF therapy is used for the treatment of wounds, for aesthetic applications, and in the management of postsurgical pain and edema.

RF energy, on the other hand, delivers energy that manifests itself as heat within various layers of the skin. The heat generated in the tissue by application of RF energy directly affects fibroblasts, extra cellular matrix, or ECM, materials and fat cells, thereby triggering natural wound healing processes of the skin and resulting in synthesis of new collagen and elastin fibers. In addition, under predetermined conditions, the heat causes contraction of collagen fibers and lipolysis. In our (MP)2 technology, we employ a multipolar matrix of RF circuits to produce heat. Our multipolar RF matrix distributes the RF currents evenly across the treatment area in a proprietary pattern, which results in the quick and uniform heating of the skin layers without overheating any particular area of the skin.

Elements of (MP)2 Technology

Benefits of (MP)² Technology

Our proprietary (MP)2 technology enables medical and aesthetic practitioners to offer a wide range of non-invasive skin tightening and body contouring solutions.

The main benefits of using (MP)2 technology in non-invasive aesthetic treatments are the following:

•	FDA cleared for various indications.

•	Comfortable treatments.

•	Technology that delivers RF energy uniformly. The volumetric homogeneous distribution of heat reduces localized temperature spikes and eliminates the requirement to use a cooling aid.

•

Ergonomic handpieces designed to increase comfort and reduce operator fatigue. A user-friendly interface designed to facilitate intuitive operation, and in most cases does not require an extensive training process.

Our Additional Key Technologies

In addition to our core (MP)² technology, we have technologies that use fractional ablative RF, IPL and laser technologies that allow us to address key markets for skin resurfacing, wrinkle reduction, body contouring, noninvasive fat and circumference reduction, hair removal, acne treatment and treatment of vascular and pigmented lesions. In offering these solutions in the markets where we have marketing clearances or approvals, our goal is to provide improved technologies that are safe and effective for their intended uses and economically viable for our customers.

Fractional ablative RF

Fractional ablative techniques improve the appearance of skin surfaces by injuring the skin in a fractional manner to trigger a healing response in the treated area. This both tightens the skin and elicits collagen formation, thus rejuvenating the skin surface. Because our fractional ablative RF technology does not use lasers or other light technologies, which are skin color dependent, fractional ablative RF can be used on patients of all skin tones.

Fractional ablative RF technology has been incorporated into our Venus Viva applicator, supported by our Venus Viva and Venus Versa systems. Our current Viva applicator delivers the RF energy via 160 pins, which permit ablation and resurfacing of the skin.

Intense Pulsed Light

Our IPL devices employ non-laser high intensity light sources as part of a high-output flash lamp to produce a broad wavelength of non-coherent light, usually in the 400 to 1200 nm range, that may be further filtered to narrower bands per specific absorption coefficients of predetermined targets and may be applied to remove unwanted hair as well as vascular and pigmented dermal lesions.

We have incorporated IPL technology into our Venus Versa system to expand that treatment offering and to build a modular, upgradable platform that affords a comprehensive solution for common aesthetic treatments. Specifically, the IPL capability permits users of the Venus Versa systems to offer their patients the service options of removing unwanted hair, treating acne vulgaris, and treating vascular and pigmented dermal lesions. Venus Versa uses a square pulse technology in which continuous pulses of the combination of certain wavelengths create a signal that alternates between a constant fixed intensity for a period of time and then changes to a state of no energy for an amount of time. This allows treatment of an area of the patient without having the tissue exposed to the undesirable lower wavelengths that would be present in a signal with a sinusoidal or other varying pattern of energy. A cooling mechanism is also used, cumulatively allowing for an effective impact using less energy per area in a given time period. This enables efficient treatment while significantly reducing and sparing the patient from the undesired side effects that are sometimes associated with IPL treatments.

Diode Lasers

Diode laser technology is a recognized technology for hair removal. The Venus Velocity system achieves hair removal, permanent hair reduction and inflammation from ingrown hair using the diode laser. The Venus Velocity employs the laser energy to skin via a chilled sapphire light guide that conductively cools the skin simultaneously with the delivery of laser energy, thereby maintaining low temperature in the epidermis to enhance the comfort of the procedure and avoid potential epidermal damage. The Venus Velocity allows us to expand our offering in the hair reduction market, which is one of the most popular non-invasive energy based aesthetic procedures in the United States.

Our laser technology is also incorporated into another non-invasive diode laser device, the Venus Bliss, for which we received 510(k) clearance in June 2019. The diode laser system is intended for non-invasive lipolysis of the abdomen and flanks in individuals with a Body Mass Index of 30 or less.

Our Products

Our product portfolio includes ten energy-based systems that provide solutions for various non-invasive aesthetic applications using Venus Concept’s (MP)² technology, as well as the VariPulse, and/or fractional ablative RF, IPL, or laser technologies. We have acquired two systems for hair restoration, NeoGraft in 2018 and ARTAS iX at the end of 2019. We also offer practice enhancement services.

Product Name	Technology	Regulatory Clearance
Venus Legacy	(MP)², VariPulse

FDA

•   The Venus Legacy BX is a noninvasive device intended for use in dermatological and general surgical procedures for females for the noninvasive treatment of moderate to severe facial wrinkles and rhytides in Fitzpatrick Skin Types I-IV.

•   The Venus Legacy CX using the LB2 and LF2 applicators is intended for the treatment of the following medical conditions for delivery of non-thermal RF combined with massage and magnetic field pulses: relief of minor muscle aches and pain; relief of muscle spasm; temporary improvement of local blood circulation; and temporary reduction in the appearance of cellulite.

Canada Temporary increase of skin tightening, temporary circumferential reduction, temporary cellulite reduction, temporary wrinkle reduction, temporary cellulite reduction.
EU (CE Mark) Increase of skin tightening, temporary circumferential reduction, cellulite reduction, wrinkle reduction.

Product Name	Technology	Regulatory Clearance
Venus Versa	(MP)², IPL

FDA

The Venus Versa system is a multi-application device intended to be used in aesthetic and cosmetic procedures.

•   The SR515 and SR580 IPL applicators are indicated for the following:

•   Treatment of benign pigmented epidermal and cutaneous lesions including, hyperpigmentation, melasma, ephelides (freckles), lentigines, nevi, and cafe-au-lait macules;

•   Treatment of benign cutaneous vascular lesions including port wine stains, hemangiomas, facial, truncal and leg telangiectasias, rosacea, angiomas and spider angiomas, poikiloderma of civatte, leg veins and venous malformations.

•   The HR650, HR690, HR650XL and HR690XL IPL applicators are indicated for the removal of unwanted hair and to effect stable long-term or permanent hair reduction for Skin Types I-IV. Permanent hair reduction is defined as the long-term stable reduction in the number of hairs re-growing when measured at 6, 9, and 12 months after the completion of a treatment regimen.

•   The ACDUAL applicator is intended to be used for the treatment of acne vulgaris.

•   The Viva applicator is intended for dermatological procedures requiring ablation and resurfacing of the skin.

•   The Diamondpolar and Octipolar applicators are noninvasive devices intended for use in dermatologic and general surgery procedures for females for the noninvasive treatment of moderate to severe facial wrinkles and rhytides in Fitzpatrick skin types I-IV.

Canada

•   The SR515 and SR580 IPL applicators are indicated for the following:

•   Treatment of benign pigmented epidermal and cutaneous lesions including hyperpigmentation; melasma; ephelides (freckles); lentigines; nevi; and cafe-au-lait macules; and

•   Treatment of benign cutaneous vascular lesions including port wine stains; hemangiomas; facial, truncal and leg telangiectasias; rosacea; angiomas and spider angiomas; poikiloderma of civatte; leg veins and venous malformations.

•   The HR650, HR690, HR650XL and HR690XL IPL applicators are indicated for the removal of unwanted hair and to effect stable long-term or permanent hair reduction for Skin Types I-IV.

•   The ACDUAL applicator is intended to be used for the treatment of acne vulgaris.

•   The Viva applicator is intended for dermatological procedures requiring ablation and resurfacing of the skin.

•   The Diamondpolar applicator is a noninvasive device intended for use in dermatologic and general surgery procedures for females for the noninvasive treatment of moderate to severe facial wrinkles and rhytides in Fitzpatrick skin types I-IV.

The Venus Versa system, using the Octipolar applicator, is designed for use in temporary body contouring via skin tightening, circumferential reduction, and cellulite reduction.

Product Name	Technology	Regulatory Clearance

EU

•   The Venus Versa system, using the Diamondpolar applicator, is designed for use in dermatological procedures requiring treatment of moderate to severe facial wrinkles and rhytides in Fitzpatrick skin types I-IV.

•   The Venus Versa system, using the Octipolar applicator, is designed for use in body contouring via skin tightening, circumferential reduction, and cellulite reduction.

•   The Venus Versa system, using the Viva applicator, is designed for use in dermatological procedures requiring ablation and resurfacing of the skin.

•   The SR515 and the SR580 IPL applicators are indicated for the treatment of benign pigmented epidermal and cutaneous lesions including: melasma, ephelides (freckles) and lentigines.

•   The SR515 and SR580 applicators are also indicated for the treatment of benign cutaneous vascular lesions including port wine stains, hemangiomas, facial, truncal and leg telangiectasias, rosacea, erythema of rosacea, angiomas and spider angiomas, and poikiloderma of civatte.

•   The HR650, HR690, HR 650XL and HR690XL IPL applicators are indicated for the removal of unwanted hair and to effect stable long-term or permanent hair reduction.

•   The ACDUAL IPL applicator is indicated for the treatment of acne vulgaris.

Venus Viva SR	(MP)², Nano-Fractional RF, SmartScan	FDA The Venus Viva SR is intended for dermatological procedures requiring ablation and resurfacing of the skin.

Canada

Dermatologic and general surgical procedures requiring ablation and resurfacing of the skin, using the Firm FX applicator, and treatment of moderate to severe wrinkles and rhytides in Fitzpatrick skin types I-IV, using the Diamondpolar applicator.

EU

Using the Diamondpolar applicator, Venus Viva is designed for use in dermatological procedures requiring treatment of moderate to severe facial wrinkles and rhytides in Fitzpatrick skin types I-IV. The Venus Viva system, using the Viva applicator, is designed for use in dermatological procedures requiring ablation and resurfacing of the skin.

Venus Freeze (MP)² and Freeze Plus	(MP)²

FDA

The Venus Freeze (MP)2 system is a noninvasive device intended for use in dermatologic and general surgical procedures for females for the noninvasive treatment of moderate to severe facial wrinkles and rhytides in Fitzpatrick Skin Types I-IV, using the Diamondpolar and Octipolar applicators.

Product Name	Technology	Regulatory Clearance
Canada Temporary reduction of cellulite, temporary skin tightening, temporary reduction in the appearance of stretch marks at the abdomen and flanks using the Diamondpolar and Octipolar applicators.

EU

Venus Freeze Plus system, using the Diamondpolar applicator, is intended for dermatological procedures requiring treatment of moderate to severe facial wrinkles and rhytides. The Venus Freeze Plus system, using the Octipolar applicator is intended for:

•  Increase of skin tightening;

• Temporary circumferential reduction;

•  Cellulite reduction; and

•  Wrinkle reduction.

Venus Velocity	Diode Laser

FDA

The Venus Velocity is intended for all Fitzpatrick skin types, including tanned skin, for use in dermatology, general and plastic surgery applications for:

•   Hair removal;

•   Permanent hair reduction (defined as the long-term stable reduction in the number of hairs regrowing when measured at 6, 9, and 12 months after the completion of a treatment regimen); and

•   Treatment of pseudofolliculitis barbae.

Canada

The Venus Velocity is intended for all Fitzpatrick skin types, including tanned skin, for use in dermatology, general and plastic surgery applications for:

•   Hair removal;

•   Permanent hair reduction (defined as the long-term stable reduction in the number of hairs re-growing when measured at 6, 9, and 12 months after the completion of a treatment regimen); and

•   Treatment of pseudofolliculitis barbae.

EU

The Venus Velocity is intended for treatment of hirsutism (hair removal), permanent hair reduction, and the treatment for pseudofolliculitis barbae (PFB). Permanent hair reduction is defined as the long-term, stable reduction in the number of hairs re-growing when measured at 6, 9, and 12 months after the completion of a treatment regime. The Venus Velocity is intended for use on all skin types (Fitzpatrick skin types I -VI), including tanned skin.

Product Name	Technology	Regulatory Clearance
Venus Fiore	(MP)²

EU

The Venus Fiore is intended for vaginal canal treatment and skin tightening. The applicators are intended as follows: (i) VG applicator is intended for improvement of symptoms of vaginal laxity and vaginal atrophy, (ii) the MP applicator for dermatological procedures requiring increasing of skin tightening and improvement in skin laxity of the Mons Pubis (MP) area and (iii) the LA applicator is intended for dermatological procedures requiring increasing of skin tightening and improvement in skin laxity of the Labia Majora area.

Israel Aesthetic and functional treatment of the vagina, labia and mons pubis.
Venus Heal	(MP)²

FDA

The Venus Heal is intended for the treatment of the following medical conditions; using the Large and Small applicators for delivery of non-thermal RF combined with massage and magnetic field pulses:

• Relief of minor muscle aches and pain;

• Relief of muscle spasm;

•  Temporary improvement of local blood circulation; and

•  Temporary reduction in the appearance of cellulite.

Canada

Venus Heal is a non-invasive treatment system intended to increase the tissue temperature and results in effects such as pain relief, myorelaxation, increase of local blood circulation and oedema. Venus Heal can be used for treatment of both acute and chronic disorders of musculoskeletal system, such as muscle spasms, back pain and soft tissue injuries.

Venus Bliss	Diode Laser, (MP)²

FDA

Using the diode laser system, the Venus Bliss device is intended for non-invasive lipolysis of the abdomen and flanks in individuals with a Body Mass Index (BMI) of 30 or less.

Using the (MP)² applicator for delivery of RF energy combined with massage and magnetic field pulses, the Venus Bliss device is intended for the treatment of the following medical conditions:

•   Relief of minor muscle aches and pain, relief of muscle spasm

•   Temporary improvement of local blood circulation

•   Temporary reduction in the appearance of cellulite.

Canada

Application submitted for non-invasive lipolysis of the abdomen and flanks in individuals with a BMI of 40 or less, using the body laser applicator and for the temporary increase of skin tightening, temporary circumferential reduction, temporary cellulite reduction and temporary wrinkle reduction using the (MP)² applicator.

Product Name	Technology	Regulatory Clearance
EU Application submitted for the increase of skin tightening, temporary circumferential reduction, cellulite reduction, and wrinkle reduction using the diode laser applicators and (MP)² applicator.
Venus Glow		FDA (listed as a Class I device) Motorized dermabrasion device. Canada (listed as a Class I device)
EU Not a medical device.
NeoGraft®

FDA (listed as a Class I device)

Surgical instrument motors and accessories that are intended for use during surgical procedures to provide power to operate various accessories or attachments to cut hard tissue or bone and soft tissue.

Canada (listed as Class I without indication)

EU

Hair Transplant device

Epileve

Canada

The Epileve is intended for all Fitzpatrick skin types, including tanned skin, for use in dermatology, general and plastic surgery applications for:

 •Hair removal;

 •Permanent hair reduction (defined as the long-term stable reduction in the number of hairs re-growing when measured at 6, 9, and 12 months after the completion of a treatment regimen); and

 •        Treatment of pseudofolliculitis barbae.

EU

The Epileve is intended for treatment of hirsutism (hair removal), permanent hair reduction, and the treatment for pseudofolliculitis barbae (PFB). Permanent hair reduction is defined as the long-term, stable reduction in the number of hairs re-growing when measured at 6, 9, and 12 months after the completion of a treatment regime. The Epileve is intended for use on all skin types (Fitzpatrick skin types I -VI), including tanned skin.

Product Name	Technology	Regulatory Clearance
ARTAS® iX

FDA

Harvesting hair follicles from the scalp in men diagnosed with androgenic alopecia who have black or brown straight hair. The ARTAS system is intended to assist physicians in identifying and extracting hair follicles units from the scalp during hair transplantation, creating recipient sites and implanting the harvested hair follicles.

Canada

Harvesting hair follicles from the scalp in men diagnosed with androgenic alopecia who have black or brown straight hair. The ARTAS system is intended to assist physicians in identifying and extracting hair follicles units from the scalp during hair transplantation, creating recipient sites and implanting the harvested hair follicles.

EU

Computer assisted hair follicle harvesting, incision making and implantation system.

The ARTAS® and ARTAS® iX Systems and Procedure

We believe the ARTAS® and ARTAS® iX Systems have improved multiple phases of the hair transplantation procedure, which include harvesting, recipient site making and implantation.

Harvesting

During the harvesting phase of the hair restoration procedure, the robotic arm and integrated vision system work in tandem to identify the optimal hair follicles to be used in the procedure. The ARTAS vision system uses proprietary algorithms to identify individual hair follicles, growth angle, density, thickness, length and follicle grouping and to determine which grafts to dissect and the optimal order in which they should be dissected. The algorithms recalculate 60 times per second, accommodating patient movement, to provide the physician with accurate up-to-date information during the course of the procedure. We believe these assessments directly correlate to the quality of the outcome and the state of the donor area. This is important because we believe it affects how the donor area will appear following the procedure, and the potential viability for subsequent harvesting for future transplantation procedures.

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

Robotic recipient Site Making is performed by the physician, who develops the ARTAS® System treatment plan, or map, identifying where to make the incisions on the patient. The treatment plan is prepared using three-dimension modeling software that takes one picture of the patient’s recipient area and generates a three-dimensional map that is utilized by the ARTAS® System. With entry angle accuracy, consistency and precise depth control, the ARTAS® System creates the recipient sites using a small solid core needle or a blade at a rate of approximately 2,500 to 3,000 sites per hour, which is significantly faster than the approximately 1,500 sites per hour achieved manually.

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

Venus Legacy

Venus Legacy combines (MP)2 and VariPulse technologies with real-time thermal feedback to act as a workstation, providing homogeneous heating to multiple tissue depths while allowing for adjustable pulsed suction.

Venus Versa

Venus Versa is a versatile system based on a multi-application approach. It is a modular and upgradable platform that offers the most in-demand aesthetic treatments by supporting 10 optional applicators which utilize Venus Concept’s (MP)2, and IPL and NanoFractional RF technologies. Designed as an open platform, the Venus Versa can be configured to best suit a practice’s needs with the ability to add additional applications as the practice grows or changes. Depending on the applicator, the platform can provide multiple aesthetic solutions.

Venus Viva

Venus Viva is an advanced, portable, fractional ablative system for dermatological procedures requiring ablation and resurfacing of the skin. Venus Viva uses NanoFractional RF and Smart Scan technologies. The combination of technologies allows ablation heated zone density control and pattern generation via a proprietary tip. The energy is delivered through 160 pins per tip into the treated skin and maintains the surrounding tissue intact and healthy to support the healing process.

Venus Freeze Plus

Venus Freeze Plus is the second generation of Venus Concept’s (MP)2 family of products. The Venus Freeze Plus uses Venus Concept’s (MP)2 technology. ATC is a new feature that Venus Concept added to the Venus Freeze Plus, which allows the operator to choose a target temperature within the therapeutic range and have the system adjust the output power accordingly, to automatically maintain the desired temperature. This feature allows a more intuitive user experience, and results in less variable treatment outcomes usually attributable to the differences in operator’s techniques.

Venus Velocity

The Venus Velocity system uses pulsed laser energy of 800 mm that is absorbed by a chromophore or pigmented target (e.g., melanin in hair follicles) that has greater optical absorption at the selected laser wavelength than the surrounding tissue. Different chromophores are targeted for different clinical indications. The selective absorption of different wavelengths leads to localized heating and thermal denaturation and destruction of the anatomic hair follicle target with minimal effect on surrounding tissues. The chilled sapphire light guide conductively cools the skin simultaneously with the delivery of laser energy, thereby maintaining low temperature in the epidermis to enhance the comfort of the procedure and avoid potential epidermal damage.

Venus Fiore

Venus Fiore incorporates Venus Concept’s (MP)2 technology, supporting three different applicators. Venus Fiore has a desktop configuration and is portable and compact. It incorporates ATC technology, allowing the operator to choose a target temperature within the therapeutic range and have the system adjust the output power accordingly, to automatically maintain the desired temperature. The vaginal applicator incorporates three pairs of electrodes, each pair of electrodes accompanied by a temperature sensor, allowing the operator to control the temperature in the distal, middle and proximal thirds of the vaginal canal independently. Venus Fiore has received clearance in the EU and Israel, but is not yet cleared or approved in the United States or Canada.

Venus Heal

The Venus Heal has a desktop configuration and is portable and compact. The Venus Heal incorporates Venus Concept’s RP3 technology (a synergistic combination of Multi-Polar Radio Frequency and PEMF, along with massage) supporting two different applicators. Venus Heal also incorporates ATC technology, allowing the operator to choose a target temperature within the therapeutic range, while the system adjusts the output power accordingly, to automatically maintain the temperature at the desired level. The device incorporates a 15” touch screen allowing an intuitive and friendly user interface.

Venus Bliss

The Venus Bliss device consists of a console (main unit), one RF applicator and four diode laser applicators. The system, via its different applicator types, delivers laser and/or bipolar RF energies, vacuum pressure, and pulsed magnetic fields to the skin and the underlying tissues of the treatment area. The console of the Venus Bliss device contains a power supply unit, laser and RF controllers, a suction module, a controller unit, laser water cooling system, a touch-screen user interface and display panel. Venus Bliss delivers laser energy to the subcutaneous tissue layers via the four diode laser applicators connected to the console. The console utilizes diode laser modules as sources of optical energy and the optical output is fiber-coupled through the applicator to the treatment area so to increase the temperature of the fat resulting in fat breakdown (lipolysis). In addition, the Venus Bliss device through the (MP)2 applicator provides RF treatments combined with emitted magnetic fields and vacuum massaging. The RF heating effect, together with the non-thermal magnetic fields and vacuum, leads to the temporary reduction in the appearance of cellulite, temporary relief of muscle pain and spasm, and improvement of local blood circulation in the subdermal layers.

Venus Glow

Venus Glow consists of a console and applicator. It is used to improve skin appearance using powerful tri-modality treatment combining a rotating tip, a vacuum modality and a jet. Venus Glow deep-cleans pores by removing impurities such as daily dirt and debris, dry or dead skin cells, and excess sebum.

NeoGraft®

Venus Concept’s NeoGraft® device is an advanced hair restoration technology with an automated FUE and implantation system. The procedure leaves no linear scar and is minimally invasive.

ARTAS® iX

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

Venus Epileve

The Venus Epileve system uses pulsed laser energy of 800 mm that is absorbed by a chromophore or pigmented target (e.g., melanin in hair follicles) while skin surface is being chilled, for different indications of hair removal and permanent hair reduction. Venus Epileve is intended to provide an entry level, affordable solution for non-traditional markets for hair removal of all skin types. Epileve has obtained both CE mark and Health Canada license.

Products in Development

On an ongoing basis, we work to bring new and innovative products to market. We are developing the following products and technologies:

Venus Glow Serums

We are developing a series of topical serums to be used with our Venus Glow system.

Directional Skin Tightening (DT) Technology

DT is intended as a non-surgical alternative to lift and tighten skin for procedures typically requiring surgical intervention that uses artificial intelligence and robotics to achieve the intended outcomes. The punches DT utilizes for coring are designed not leave scars on tissue. The skin will be contracted after coring by applying a flexible patch to the area which will allow healing of the skin with predefined directional effect.

Magnetic Muscle Stimulation Technology

Magnetic Muscle Stimulation (MMS) is body contouring technology that is intended to be complimentary to our Venus Bliss device. MMS is intended to create volume in predefined areas of the body by utilizing magnetic fields to create controlled muscle contractions. MMS will be operated with two applicators for use on symmetrical pairs of the muscles and will use smart algorithms to determine the strength and sequences of muscle contraction and relaxation.

Venus Legacy 2

Venus Legacy 2 is intended to be the next generation of the well-accepted Venus Legacy product line. The Venus Legacy 2 is intended to extend and revive the original Venus Legacy system product line, which has been in the worldwide market for over 5 years. The device will combine (MP)² and VariPulse technologies with real-time thermal feedback and ATC to provide homogeneous heating to multiple tissue depths while allowing for adjustable pulsed suction to further support deep energy penetration, resulting in enhanced lymphatic drainage and improved circulation stimulation. We are planning to include some advanced user feedback features, such as a thermal camera in the Venus Legacy 2.

VeroGrafter Services

In the United States, we offer the services of a group of independently contracted technicians who are certified to assist physicians during a hair restoration procedure. These technicians, who we market as “VeroGrafters”, must successfully complete a yearly certification process to remain active. VeroGrafters service is currently offered for NeoGraft procedures and we expect we offer VeroGrafters for ARTAS procedures in 2020.

2two5 Services

2two5 is our internal advertising agency focused on localized marketing services for small to mid-sized business owners who have purchased products sold by us. Currently there are three areas of focus: (i) digital lead generation; (ii) local search engine optimization (SEO) and reputation management; and (iii) website development.

Digital Lead Generation. More commonly referred to as Pay-Per-Click Marketing, the business owners establish a recommended campaign budget that we manage on their behalf with a goal of generating qualified prospective patient phone calls and email leads for their practice. We manage the strategy, creative development, campaign execution, and media spend on three main platforms (Google, Facebook and Instagram) and provide real time dashboard reporting to demonstrate the success of their digital marketing programs.

Local SEO & Reputation Management. This service is offered to ensure the doctors are represented accurately and fairly on online directories and they can monitor and respond to their reviews. We ensure their Google My Business Listings for all locations are done accurately, optimized for Local SEO success, and updated regularly to reflect any change in business hours, services offered, additional locations, etc. Last, we setup, all customers on Google Search Console to monitor any changes or issues with their website and organic traffic.

Website Development. Our team of Web Development experts create, develop and maintain engaging, fully responsive, mobile-friendly aesthetic practice websites that are not only SEO-ready, but also optimized for conversions to help generate more patient leads from both organic and Pay-Per-Click traffic. These websites are hosted in secure, high-speed web servers, loaded with custom colors, unique branding, stock images and include SEO-optimized aesthetic text content. They also bring functionality that allows customers to add pages, edit content, integrate with social platforms, and Google Analytics.

Practice Enhancement Services

To support the growth initiatives of our customers, we have built a practice enhancement offering that provides our customers with a fully integrated marketing support program along with business and marketing tools to grow their practices, improve their financial and business performance, and maximize their return on investment, while also supporting our sale of products and ancillary services. Complimentary practice enhancement services are included with the purchase of a system under our subscription model. These services include marketing support and media exposure, such as email marketing, search engine optimization, branding, web presence, social media presence, photography and videography, copywriting, and event planning, in each case specifically designed for physician practices. For an additional fee, we offer incremental practice enhancement services such as a specific digital marketing package, custom website redesign, and customized video and photography shoots.

Vero Hair Practice Development Services

To support the growth initiatives of our hair restoration customers, we have built a specialized practice development team. This team offers support in all areas of marketing and clinic support. Some of the key services include clinic staff training, marketing of the procedure and device online and off-line. The practice development services help drive utilization of the ARTAS® system and procedure kits and consumables.

Clinical Developments

We have invested in research and development to support our technology, marketing and post-marketing surveillance. We also have a portfolio of 15 peer-reviewed publications and more than 20 white papers, many of which pertain to indications cleared outside of the United States to educate users in other countries and to study expanded indications in the United States. Authors for several of these publications hold stock options in Venus Concept or were consultants for us.

One of the published studies examined the thermal levels reached with Venus Concept’s Venus Freeze system. The results indicated that these systems achieve homogeneous dermal heating. Another study reviewed the use of (MP)2 technology for wrinkles and rhytides treatment. In addition, to test the effectiveness and safety of Venus Viva and its Nano-Fractional technology, a study examined the performance of Venus Concept’s fractional RF technology on skin texture in the United States. In this trial, subject improvement was assessed after one month and after two months, and subject satisfaction was assessed through surveys. Reviewers reported that the subjects demonstrated statistically significant and measurable reductions in minor wrinkles, and textual appearance in the skin. In addition, over 80% of subjects indicated in their survey satisfaction with treatments.

In a 60-patient clinical study done with the Venus Bliss device, all participants received a single diode laser treatment to either their flanks or abdomen. Based on the data review, subjects saw a statistically significant reduction in adipose layer thickness as measured by ultrasound, 6- and 12-weeks following treatment. Greater than 90% of the subjects found the treatment to be comfortable and the majority were satisfied with the results.

The IPL technology used in Venus Versa has shown to be versatile and effective for treating vascular and pigmented lesions, acne and rosacea.

Venus Concept has a number of ongoing clinical trials covering both new technologies and the development of expanded indications for existing technology. Clinical trials are conducted frequently to support existing technologies and their respective enhancements and upgrades.

Sales and Marketing

We market and sell our products and services to the traditional medical aesthetic market including plastic surgeons and dermatologists. We also sell in certain markets to a broad base of non-traditional physician markets, including general and family practitioners and aesthetic medical spas.

Through our wholly-owned and majority-owned subsidiaries, we sell our products and services both through a traditional sales model as well as through our subscription model. In select markets, we enter into distribution agreements with local distributors.

Direct Sales

We currently provide our subscription model and associated marketing support programs through its wholly-owned subsidiaries in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Israel and Australia, as well as through Venus Concept’s majority-owned subsidiaries in China, Hong Kong, Singapore, Indonesia, Vietnam, India, Italy, Bulgaria, Russia, Kazakhstan and South Africa. In our international direct operations, whether wholly-owned or a majority-owned subsidiary, we deliver devices under both our subscription model and traditional sales model.

Direct sales force. In the United States and select international markets, we use our direct sales force to sell our systems and other products and services. Our direct sales force works directly with our customers to provide comprehensive education and training on the use of our systems.  As of December 31, 2019, we had a direct sales and marketing team of approximately 245 employees, managed by five Vice Presidents of Sales for various international markets and one Vice President of Global Marketing. We plan to continue to expand our direct sales organization internationally to help facilitate further adoption among a broad physician market.

Distributors. In countries where we do not operate directly, we sell through distributors. As of December 31, 2019, we had distribution agreements in approximately 36 countries. We enter into both exclusive and non-exclusive distribution agreements. Our distribution agreements generally provide the distributor with a right to distribute our systems for an initial term of one to three years, with certain agreements automatically renewing for a period of two to three additional years. Our distribution agreements also typically provide the exclusive right to distribute our systems within a designated territory and a right of first refusal to distribute any of our new systems offered in the territory. Each agreement sets forth the minimum quarterly purchase commitments. If the distributor fails to meet one of its minimum quarterly purchase commitments, we can convert the distributor to a non-exclusive distributor during the then-remaining term or it can terminate the agreement. To provide more comprehensive customer support, these agreements require our distributors to provide after sales service to customers, such as training and technical support, and various marketing activities, such as preparing and executing marketing plans and working with key market leaders in the designated territory to promote the product.

Marketing and Branding Programs

We are focused on, and invest heavily in, direct-to-consumer marketing initiatives to increase awareness of our products and services. We believe our marketing activities are both cost effective and critical in supporting the continued growth and development of our business. As of December 31, 2019, we had a Vice President of Global Marketing and a Director of Global Brand Marketing, with marketing associates located in various markets who specifically focus on implementing Venus Concept’s marketing initiatives.

We implemented a public relations outreach strategy that incorporates both digital media and top national media channels in the fashion and beauty industries and have a presence on the most popular social media channels, such as Facebook, Twitter, YouTube, Pinterest, LinkedIn and Instagram. We also raise our profile through large media events in major metropolitan centers, such as New York, Milan, Los Angeles, Toronto, London, Paris, and Madrid, and engage in regular meetings with journalists, media outlets, celebrity doctors, and representatives of the fashion and beauty industries.  We also attend major medical and scientific meetings, as well as trade shows.  Since some countries require customized marketing programs, we have hired country-specific marketing managers to ensure that marketing programs are executed successfully in those jurisdictions.

Customer Support

We provide our physician customers and authorized distributors with customer support through our fully integrated marketing program and strong clinical and technical support teams.

Practice Enhancement Services

To support the growth initiatives of our customers, we have built a practice enhancement unit that provides  customers with a fully integrated marketing support program with business and marketing tools to grow their practices, improve their financial and business performance, and maximize their return on investment while also supporting our sale of products and ancillary services. Our practice enhancement program includes the following features:

•

Inclusion in an advanced clinic directory that is promoted online and offline to consumers. The full-page listing includes the clinic’s photos, videos, testimonials, social media profiles and a full list of treatments including competitive products and services.

•

Video marketing strategy focused on answering consumers’ questions about non-invasive aesthetic procedures and featuring people’s testimonials, tips and customer success stories. Strong support and guidance for the clinic’s own video marketing initiatives.

•	Individual meetings coordinated with influential journalists and media outlets, and participation in our public relations outreach programs in national, regional and local media outlets.

•	New Customer Success Kits comprised of a starter package with marketing materials necessary to introduce and promote new Venus products with a heavy emphasis on a digital and social media strategy.

•	Access to customized practice enhancement programs such as Secret Shopper and Open House programs.

•	Routine analysis of business practices with instruction on effective patient consultation and conversion strategies.

•	Our TV and media plans consisting of custom video and media programs tailored to the practice’s marketing needs.

•	Analysis of current social media and online marketing efforts and guidance on how to attract and convert potential consumers more efficiently.

•	For hair restoration customers, access to specialized VeroHair 12 Step Program designed to assist ARTAS and NeoGraft customers with building a successful hair restoration practice.

Technical and Clinical Support

We provide a warranty for many of our products against defects for up to three years, with certain products carrying a warranty for a more extended period. Once the warranty expires, our customers have the option of purchasing a service contract, which is typically for a term of one to three years.

We maintain a technical and clinical support team to field inquiries, troubleshoot product issues, facilitate sales activities and support the commercial activities of our direct offices and its international distributors. We provide immediate response technical support to our physician customers and distributors year-round. In the event that an issue arises, our technical support personnel will work with our customers to determine if a technical issue may be resolved over the telephone or requires a service visit. In markets where we do not have our own service engineers, we service and support our products through arrangements handled by our independent distributors. In order to maximize customer “up time,” we proactively deploy replacement systems, modules, and components to strategic hubs worldwide.

Manufacturing and Quality Assurance

We have our own research and development center in Yokneam, Israel and uses four ISO-certified contract manufacturers in Karmiel, Israel; Nazareth, Israel; Mazet, France and Weston, Florida where it manufactures the Venus Legacy and Venus Viva systems in a FDA-registered facility. During the second half of 2018, we began to assemble the ARTAS® iX System in San Jose, California, while reusable and disposable kits are assembled exclusively for us by NPI Solutions, Inc., or NPI based in Morgan Hill, California.

We work closely with our manufacturers and perform final quality control testing using our own employees stationed in the manufacturing facilities. Having over 85% of the production of our systems in close proximity to our research and development and operations facilities enables us to control the entire process from product development through manufacturing and final testing, which enables us to provide advanced, high-quality systems as well as the flexibility to create customized solutions for our customers. Also, using multiple manufacturers allows us a greater degree of flexibility in adjusting production levels to meet fast changing market demand. We do not have any long-term supply agreements for components.

Manufacturing facilities that produce medical devices intended for distribution in the United States and internationally are subject to regulation and periodic unannounced inspection by FDA and other domestic and international regulatory agencies. In the United States, we are required to manufacture our products in compliance with FDA’s QSR, which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of our products. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: ISO 13485:2016 Medical devices — Quality management systems — Requirements for regulatory purposes, ISO 13485 under Medical Devices Single Audit Program, or MDSAP, in Canada, Ordinance 169 certification (Japan), CE Certificate of Conformity in accordance with Annex II (Full Quality System) to the Medical Devices Directive (EEA), and MDSAP.

Venus Concept maintains a quality system designed to be compliant with quality system management and QSR and have procedures in place designed to ensure that all products and materials purchased by us conform to specified requirements, including evaluation of suppliers, and where required, qualification of the components supplied.

Our current facilities are adequate to support our operations.

Research and Development

Our ongoing research and development activities are primarily focused on improving and enhancing our current technologies, products, and services, as well as expanding our current product offering with the introduction of new products for different aesthetic, medical and hair restoration applications. Our research and development efforts related to our technologies currently include research to expand indications, broaden our offering of system applicators, advance our proprietary (MP)2 technology, refine our Harvesting and Site Making functions, as well as the  implantation functionality for the ARTAS® iX System, develop design improvements and new products, and implement a technology platform to record and collect information on each treatment procedure. For the years ended December 31, 2019 and 2018, we incurred research and development expenses of $8.0 million and $7.0 million, respectively. We expect our research and development expense to vary as different development projects are initiated and completed, as we invest in research, clinical studies, regulatory affairs and development activities over time, and as we continue to expand our business.

Intellectual Property

Portfolio

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2019, our patent portfolio is comprised of 8 issued U.S. patents which cover our (MP)2 technology that are associated with two different patent families (the earliest of which will expire in 2022), 94 issued U.S. patents primarily covering the ARTAS System and methods of use (the earliest of which expire in 2021), 18 pending U.S. patent applications, 1 pending U.S. provisional patent application, 135 issued foreign counterpart patents, and 39 pending foreign counterpart patent applications.

As of December 31, 2019, our trademark portfolio included the following trademark registrations, pending trademark applications or common law trademark rights, among others: Venus, Venus Concept®, Venus Fiore®, Venus Freeze®, Venus Freeze Plus®, Venus Glow™, Venus Heal™, Venus Legacy®, Venus Skin®, Venus Viva®, Venus Versa®, Venus Bliss®, Restoration Robotics®, ARTAS®, ARTAS® iX, Venus Concept delivering the promise, NeoGraft® and (MP)2. We continue to file new trademark applications in many countries to protect our current and future products and related slogans.

Intellectual Property Transfer Agreement

In August 2013, Venus Concept Ltd. entered into a license agreement for the rights to an invention for fractional RF treatment of the skin with the developers of the technology. Pursuant to the license agreement, the developers granted to Venus Concept Ltd. an exclusive worldwide, perpetual, irrevocable license to develop and commercialize their inventions and any product into which it is integrated. As consideration for such license, Venus Concept Ltd. agreed to pay the developers 7% of the gross income received by it from sales of the Venus Viva system and the related consumables and $1,500 per Venus Versa system, which includes the IPL applicator, up to an aggregate amount of $3.0 million. With respect to gross income from sales of the Venus Viva system and the related consumables in China, Hong Kong, Israel and Italy, payment is determined by multiplying the sales by Venus Concept Ltd.’s percentage equity ownership in those majority-owned subsidiaries. One of the developers of the technology is Boris Vaynberg, our Chief Technology Officer.

In 2014, the developers executed a patent assignment document and Venus Concept Ltd. filed it with the USPTO to provide notice of the transfer and to perfect its rights. In 2016, the parties executed an amendment to the 2013 license agreement to memorialize the transfer that was filed with the USPTO, among other things. For the years ended December 31, 2019 and 2018, Venus Concept paid Mr. Vaynberg $370,000 and $280,000 respectively, under these arrangements.

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

Competition

The medical technology and aesthetic product markets are highly competitive and dynamic and are characterized by rapid and substantial technological development and product innovation. Demand for our systems is impacted by the products and procedures offered by our competitors. Certain of our systems also compete against conventional non-energy-based treatments, such as Botox and collagen injections, chemical peels, and microdermabrasion. In the U.S., we compete against companies that have developed minimally invasive and non-invasive medical aesthetic procedures. Outside of the U.S., likely due to less stringent regulatory requirements, there are more aesthetic products and procedures available in international markets than are cleared for use in the U.S. Sometimes, there are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we may face a greater number of competitors in markets outside of the U.S. We also compete generally with medical technology and aesthetic companies, including those offering products and products unrelated to skin treatment. Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources, which increases competition and could result in increased downward pressure on our system prices.

In the surgical hair restoration market, we consider our direct competition to be strip surgeries and FUE procedures using hand-held devices. Many of our surgical device and equipment competitors have greater capital resources, sales and marketing operations and service infrastructures than we do, as well as longer commercial histories and more extensive relationships with physicians. Strip surgery and some manual FUE procedures have a greater penetration into the hair restoration market. Our indirect competition in the hair restoration market also includes non-surgical treatments for hair loss, such as prescription therapeutics, including Propecia, and non-prescription remedies, such as wigs, hair pieces and spray-on applications.

We believe that its systems compete largely on the basis of the following factors:

•	company and product brand recognition;
•	effective marketing and education;
•	sales force experience and access;
•	product support and service;
•	technological innovation, product enhancements and speed of innovation;
•	pricing and revenue strategies;
•	product reliability, safety and durability;
•	ease of use;
•	consistency, predictability and durability of aesthetic results; and
•	procedure costs to patients.

Many of our competitors are larger, more experienced companies that have substantially greater resources and brand recognition than we do. Some of these companies have a broad range of product offerings, large direct sales forces and long-term customer relationships with the physicians we target, which could make our market penetration efforts more difficult.

Government Regulation

The design, development, manufacture, testing and sale of Venus Concept’s products are subject to regulation by numerous governmental authorities, including FDA, and corresponding state and foreign regulatory agencies.

Regulation by FDA

In the United States, the Federal Food, Drug, and Cosmetic Act, or FDCA, FDA regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. FDA enforces the FDCA and the regulations promulgated pursuant to the FDCA.

Each medical device that we wish to distribute commercially in the United States will require marketing authorization from FDA prior to distribution, unless exempt. The two primary types of FDA marketing authorization applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval, also called PMA approval. The type of marketing authorization is generally linked to the classification of the device. FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness for its intended use(s). Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, and adherence to FDA’s current Good Manufacturing Practices, or cGMP, and regulation, as reflected in its QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries, or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls and include life-sustaining, life-supporting or implantable devices, devices of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

Most Class I devices and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from FDA. Some Class I devices that have not been so exempted and most Class II devices are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require PMA approval or approval of a de novo reclassification petition prior to commercial marketing. FDA’s 510(k) clearance process usually takes from three to twelve months, but can take longer. For products subject to PMA, the regulatory process generally takes from one to three years or even longer, from the time the application is filed with FDA and involves substantially greater risks and commitment of resources than either the 510(k) clearance or de novo processes.

510(k) Clearance

To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification to FDA demonstrating that the device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which FDA has not yet called for PMA approval, commonly known as the “predicate device.” A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510(k) clearance process can exceed 90 days and may extend to a year or more.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, a de novo classification or PMA approval. FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications today are accomplished by a letter-to-file in which the manufacture documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for every change. FDA may review these letters-to-file during an inspection. If FDA disagrees with a manufacturer’s determination that no 510(k) was required for the change, FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.  In addition, FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. FDA has issued guidance intended to assist manufacturers in determining whether modifications to cleared devices require the submission of a new 510(k), and such guidance has come under scrutiny in recent years, the practical impact of which is unclear.

We have made modifications to our products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required.

As part of an internal review of our regulatory clearances in the U.S., we determined that Special 510(k) applications were necessary related to an earlier modification to two of our FDA-cleared devices. Specifically, because we added to two of our FDA-cleared devices additional FDA-cleared applicators not initially considered in the device clearance submissions, we believed that Special 510(k) applications should have been filed to allow FDA to review the incorporation into the cleared devices of the separately cleared applicators. We filed one of the Special 510(k) submissions with FDA. FDA requested that we instead submit a Traditional 510(k) and provide additional information. We have accordingly modified the Special 510(k) submitted to FDA to a Traditional 510(k) application for this device, related to these modifications. Generally the 510(k) initial response process takes approximately 90 days, however, the overall process may extend to 180 days or more. We cannot be certain that FDA will respond to our submission in a timely manner or that clearance will be obtained. We also submitted a Traditional 510(k) for the second device and, on September 6, 2019, received 510(k) clearance from FDA. We believe that the modifications do not affect safety or efficacy, do not affect the intended use of the device, and do not alter the fundamental scientific technology of the device, however, we cannot be certain that FDA will agree with our assessment. FDA may not clear the device or may take other action against us as described above, which could have a material adverse effect on our business.

De Novo Reclassification

If there is no known predicate for a device (i.e., a legally marketed Class I or II device with comparable indications), a company may request a de novo reclassification of the product. De novo reclassification generally applies where there is no predicate device and FDA believes the device is sufficiently safe so that no PMA should be required. FDA’s de novo reclassification process has been streamlined to allow a company to request that a new product classification be established based on information provided by the requesting company. The “direct” de novo process allows a company to submit a reclassification petition without the company needing to submit a 510(k) clearance application first. The submitter also must provide draft Special Control(s) for the product. The Special Controls specify the recommendations for submission of subsequent devices for the same intended use. If a product is classified as Class II through the “direct” de novo review process, then that device may serve as a predicate device for subsequent 510(k) pre-market notifications. The FDA may take a year or more to reach a decision on  the petition and issue a new product code. Should FDA fail to approve a “direct” de novo petition, or establish a new product code, PMA approval may be required.

PMA Approval

A PMA application must be submitted if the device cannot be cleared through the 510(k) process and is found ineligible for de novo reclassification. The PMA application process is generally more costly and time-consuming than the 510(k) process. A PMA application requires the payment of significant user fees. PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical, and manufacturing data, to demonstrate to FDA’s satisfaction the safety and effectiveness of the device. A PMA application must also include, among other things: a complete description of the device and its components; a detailed description of the methods, facilities and controls used to manufacture the device; and proposed labeling.

FDA has 45 days from its receipt of a PMA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, FDA begins an in-depth review. Although FDA by statute has 180 days to review the “accepted application”, review of the application can take between one and three years or longer. During this review period, FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside FDA may be convened to review and evaluate the application and provide recommendations to FDA as to the approvability of the device. In addition, FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSR.

Approval of FDA review of an initial PMA application may require several years to complete. FDA can delay, limit, or deny approval of a PMA application for many reasons, including:

•	it is not demonstrated that there is reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended, or suggested in the proposed labeling;

•	the data from preclinical studies and clinical trials may be insufficient, and

•	the manufacturing process, methods, controls, or facilities used for the manufacture, processing, packing, or installation of the device do not meet applicable requirements.

If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If FDA’s evaluation of the PMA or manufacturing facilities is not favorable, FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data must be submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant and the data that were submitted with the original PMA do not provide reasonable assurance of safety and effectiveness.

Clinical Trials

Clinical trials are almost always required to support FDA’s approval of a premarket approval application and are sometimes required for 510(k) clearances. If a device presents a “significant risk,” as defined by FDA, to human health, the device sponsor may need to file an investigational device exemption (“IDE”) application with FDA and obtain an IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by FDA for a specified number of patients, unless the product is deemed a “non-significant risk” device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by FDA and the appropriate institutional review boards, or IRBs. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an IRB and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, the devices sponsor is also required to obtain the patients’ informed consent in form and substance that complies with both FDA requirements and applicable state and federal privacy and human subject protection regulations. Any future clinical trials must be conducted in accordance with FDA regulations and applicable federal and state regulations concerning human subject protection, including informed consent and healthcare privacy regulations. A clinical trial may be suspended by FDA or the IRB at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of its clinical testing may not demonstrate the safety and efficacy of the device or may be equivocal or otherwise not be sufficient to obtain clearance or approval of the sponsor’s device.

The Food and Drug Administration Amendments Act, or FDAAA, expanded the federal government’s clinical trial registry and results databank maintained by the National Institutes of Health, or NIH, to include all (with limited exceptions) medical device trials. In particular, it requires certain information about device trials, including a description of the trial, participation criteria, location of trial sites, and contact information, to be sent to NIH for inclusion in a publicly accessible database. In addition, the results of clinical trials that form the primary basis for efficacy claims or are conducted after a device is approved or cleared must be posted to the results databank. Under FDAAA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties.

Similarly, in Europe a clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the ministry of health in the applicable country. In the EU, physico-chemical tests carried out on the medical device may be necessary in order to obtain the CE mark. These tests must be performed by accredited laboratories for Class II b and III medical devices. The reports and tests are required to be filed in a technical file submitted to the notified body for validation of and obtaining the CE mark. Regulation 2017/745 applicable as of May 2020 in the EU will significantly strengthen the requirements for clinical evaluation (EC). The clinical evaluation for class II b and class III medical devices will be based on a critical evaluation of relevant scientific publications, the results of all available clinical investigations as well as the consideration of other medical devices with the same purpose. Regulation 2017/745 notably requires the manufacturer to carry out a post-marketing safety monitoring plan, which includes post-marketing clinical follow-ups (SCAC) in order to update information about the devices marketed throughout its life cycle, and notably any adverse effects.

Post-market Regulation

Any devices that are manufactured or distributed pursuant to clearance or approval by FDA are subject to pervasive and continuing regulation by FDA and certain state agencies. After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•	establishment registration and device listing with FDA;

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

•

medical device reporting regulations, which require that a manufacturer report to FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•

correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•

complying with the federal law and regulations requiring Unique Device Identifiers (UDI) on devices and requiring the submission of certain information about each device to FDA’s Global Unique Device Identification Database, or GUDID;

•	FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

•	post-market surveillance activities and regulations, which apply when deemed by FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. A failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products. The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•	recalls, withdrawals, or administrative detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export or import approvals for our products;
•	criminal prosecution; or
•	debarment or disqualification.

Labeling and promotional activities are subject to scrutiny by FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. Medical devices requiring clearance or approval, but for which such clearance/approval has not been obtained, also must not be marketed. FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

We received an inquiry from FDA in August 2018 regarding off-label or unapproved uses of Venus Fiore. However, we never marketed or promoted Venus Fiore in the United States and we explained this to the agency. We subsequently added geoblocker functionality to our website, to portray accurately what devices we are marketing in the United States.

Export of Our Products

Export of products subject to the 510(k) notification requirements, but not yet cleared to market, is permitted with FDA authorization provided certain requirements are met. Unapproved or uncleared products subject to the PMA requirements may be exported if the exporting company and the device meet certain criteria, including, among other things, that the device complies with the laws of the receiving country, has valid marketing authorization from the appropriate authority and the company submits a “Simple Notification” to FDA when Venus Concept begins to export. Importantly, however, export of such products may be limited to certain countries designated by statutory provisions, and petitions may need to be submitted to FDA to enable export to countries other than those designated in the statutory provisions. The petitioning process can be difficult, and FDA may not authorize unapproved or uncleared products to be exported to countries to which a manufacturer wishes to export. Devices that are adulterated, devices whose label and labeling does not comply with requirements of the country receiving the product, and devices that are not promoted in accordance with the law of the receiving country, among others, cannot be exported.

Fraud and Abuse Regulations

Federal and state governmental agencies subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. These laws constrain the sales, marketing and other promotional activities of medical device manufacturers by limiting the kinds of financial arrangements Venus Concept may have with physicians and other potential purchasers of Venus Concept’s products. There exist numerous federal and state health care anti-fraud laws, including the federal anti-kickback statute which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under federal healthcare programs. Violations may result in substantial civil penalties, including treble damages, and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. The Federal False Claims Act also contains “whistleblower” or “qui tam” provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government.

Venus Concept’s products are not reimbursable by Medicare, Medicaid or other federal health care programs. As a result, the federal anti-kickback statute and many federal false claims provisions do not apply to Venus Concept. However, Venus Concept may be subject to similar state anti-kickback laws that apply regardless of the payor. In addition, various states have enacted laws modeled after the Federal False Claims Act, including “qui tam” or whistleblower provisions, and some of these laws apply to claims filed with commercial insurers.

HIPAA created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Compliance with applicable United States and foreign laws and regulations, such as import and export requirements, anti-corruption laws such as the FCPA and similar worldwide anti-bribery laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy requirements, environmental laws, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country.

Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. Violations of these laws, or allegations of such violations, could result in fines, penalties, or prosecution and have a negative impact on our business, results of operations and reputation.

There has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals, such as physicians, and entities. As noted, Venus Concept’s products are not reimbursed by Medicare, Medicaid, or federal health care programs, so the U.S. federal reporting laws (such as the federal Sunshine Act) do not apply to Venus Concept. However, certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. Violations of these laws, or allegations of such violations, could result in fines, penalties, or prosecution and have a negative impact on our business, results of operations and reputation.

Patient Protection and Affordable Care Act

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, to which we refer collectively as the Affordable Care Act, or ACA, was enacted into law in 2010. Although most of the provisions of the ACA are now in effect, in December 2018 a federal court judge in the Northern District of Texas ruled in Texas v. Azar, or the Texas Case, that the ACA’s individual mandate is unconstitutional, and that the remainder of the ACA was inseverable from the individual mandate and therefore invalid. This case was appealed to the Fifth Circuit in January 2019. Because the Texas judge issued a stay of his ruling pending the appeal, the ACA continues to be in effect at this time. In the event the Fifth Circuit were to uphold the ruling of the district court, the case will likely be appealed to, and ultimately decided by, the U.S. Supreme Court.

As a result of the passage of the ACA, an excise tax is imposed on the sale of certain medical devices by the U.S. manufacturer, producer, or importer of the device. This excise tax applies to sales of taxable medical devices beginning January 1, 2013. The excise tax equals 2.3% of the “constructive sale price” of the applicable medical device. As a U.S.-based manufacturer and importer of taxable medical devices, are responsible for remitting to the federal government the excise tax on the sales of medical devices it manufactures in, or imports into, the U.S. Although this excise tax was in effect during the years 2013-2015, there was in effect a moratorium on the medical device excise tax through the end of 2019. The excise tax was repealed effective January 1, 2020.

Foreign Government Regulation

The regulatory review process for medical devices varies from country to country, and many countries also impose product standards, packaging requirements, environmental requirements, labeling requirements and import restrictions on devices. Each country has its own tariff regulations, duties, and tax requirements. Failure to comply with applicable foreign regulatory requirements may subject a company to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, criminal prosecution, or other consequences.

European Economic Area

In the European Economic Area (the “EEA”), our devices are required to comply with the Essential Requirements set forth in Annex I to the Council Directive 93/42/EEC concerning medical devices, commonly referred to as the Medical Devices Directive. Compliance with these requirements entitles a manufacturer to affix the CE mark to its medical devices, without which they cannot be commercialized in the EEA. To demonstrate compliance with the Essential Requirements set forth in Annex I to the Medical Devices Directive and to obtain the right to affix the CE mark to medical devices, they must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements set forth in the Medical Devices Directive, a conformity assessment procedure requires the intervention of a notified body, which is an organization designated by the competent authorities of a EEA country to conduct conformity assessments. The notified body typically audits and examines products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements laid down in Annex I to the Medical Devices Directive. Following the issuance of this a CE Certificate of Conformity, a manufacture Venus Concept can draw up an EC Declaration of Conformity and affix the CE mark to the products covered by this CE Certificate of Conformity and the EC Declaration of Conformity. Venus Concept has successfully completed several notified body audits since Venus Concept’s original certification in December 2009. Following these audits, Venus Concept’s notified body issued ISO 13485:2016 Certificate and CE Certificates of Conformity allowing it to draw up an EC Declaration of Conformity and affix the CE mark to certain of Venus Concept’s devices since 2019 MDSAP Certificate.

After the product has been CE marked and placed on the market in the EEA, a manufacturer must comply with a number of regulatory requirements relating to:

•	registration of medical devices in individual EEA countries;
•	pricing and reimbursement of medical devices;
•	establishment of post-marketing surveillance and adverse event reporting procedures;
•	field safety corrective actions, including product recalls and withdrawals; and
•	interactions with physicians.

In 2017, the European Parliament passed the Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation.

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

To the extent that our products have already been certified under the existing regulatory framework, the MDR allows us to market them provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. Under article 120(2) MDR, certificates issued by notified bodies before May 25, 2017 will remain valid until their indicated expiry dates. By contrast, certificates issued after May 25, 2017 will be void at the latest by May 27, 2024. Accordingly, before that date, we will need to obtain new CE Certificates of Conformity. Furthermore, the regulation introduces UDI, i.e. a bar code that must be placed on the label of the device or on its packaging, and manufacturers will be obligated to file adverse effects reports via the Eudamed platform in case there is an increase in the frequency or severity of incidents related to the medical device.

Environmental Regulation

We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Data Privacy and Security

We are subject to diverse laws and regulations relating to data privacy and security, including, in the U.S., the HIPAA, and, in the EU and shortly in the EEA, GDPR. New global privacy rules are being enacted and existing ones are being updated and strengthened. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; damages; litigation; consent orders; and injunctive relief.

The regulation of data privacy and security, and the protection of the confidentiality of personal information, is increasing and continues to evolve. For example, the GDPR came into effect in May 2018 reforming the European regime. The GDPR implements more stringent operational requirements than its predecessor legislation. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the higher of 20,000,000 Euros or up to 4% of our total worldwide annual turnover in the event of a significant breach. In addition, we may be the subject of litigation and/or adverse publicity, which could have material adverse effect on our reputation and business.

We are also subject to evolving European laws on data export and electronic marketing. The rules on data export will apply when we transfer personal data to group companies or third parties outside of the EEA. For example, in 2015, the Court of Justice of the EU ruled that the U.S.-EU Safe Harbor framework, one compliance method by which companies could transfer personal data regarding citizens of the EU to the U.S., was invalid and could no longer be relied upon. The U.S.-EU Safe Harbor framework was replaced with the U.S.-EU Privacy Shield framework, which is now under review and there is currently litigation challenging another EU mechanism for adequate data transfers, the standard contractual clauses. It is uncertain whether the Privacy Shield framework and/or the standard contractual clauses will be similarly invalidated by the European courts. These changes may require us to find alternative bases for the compliant transfer of personal data from the EEA to the U.S. and we are monitoring developments in this area. The EU is also in the process of replacing the e-Privacy Directive with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. The current draft of the e-Privacy Regulation retains strict opt-in for electronic marketing and the penalties for contravention have significantly increased with fining powers to the same levels as the GDPR (i.e. the greater of 20,000,000 Euros or 4% of total global annual revenue).

Employees

As of December 31, 2019 we had 525 employees, 155 based in the United States, 92 based in Canada, 75 based in Israel, and 203 in the rest of the world. Of the total number of full-time employees, approximately 245 are direct sales representatives, including sales management and members of the physician engagement team.

In addition, as of December 31, 2019, we engaged the services of approximately 50 contract technicians in 2019 as part of our VeroGrafters program.

Corporate Information

We were founded on November 22, 2002 as a Delaware corporation under the name Restoration Robotics, Inc. Our principal executive offices are located at 235 Yorkland Blvd., Suite 900, Toronto, Ontario M2J 4Y8 and our telephone number is (877) 848-8430. You may find on our website at https://www.venusconcept.com/en-us/ electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the Securities and Exchange Commission (the “SEC”). Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Business Conduct and Ethics are available on our website as well. Any waiver of our Code of Business Conduct and Ethics may be made only by our board of directors. Any waiver of our Code of Business Conduct and Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable regulation. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the SEC. Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investors” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risk and uncertainties, including those described below, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our Common Stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations. You should carefully consider the risk described below and the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business

Following the Merger, we may be unable to integrate successfully the businesses of Restoration Robotics and Venus Concept Ltd. and realize the anticipated benefits of the Merger.

The Merger, which closed on November 7, 2019, involved the combination of two companies which operated as independent companies. Following the Merger, we have been required to devote significant management attention and resources to integrating our business practices and operations. We may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

•

the inability to successfully combine the businesses in a manner that permits us to achieve the anticipated benefits of the Merger, including cost savings from our cost reduction initiatives, in the time frame currently anticipated or at all;

•	complexities associated with managing the combined businesses;

•	integrating personnel from the two companies;

•	creating uniform standards, controls, procedures, policies and accounting and other information systems;

•	difficulty or failure to transfer or obtain the licenses or permits required for post-Merger operation;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

Restoration Robotics and Venus Concept Ltd. have operated independently prior to the Merger. The integration process may also result in the diversion of management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and employees or the ability to achieve the anticipated benefits of the Merger, or could reduce the earnings or otherwise adversely affect the business and financial results of the combined company.

Our product sale strategy is focused primarily on a subscription-based business model, and the success of this sales strategy depends on the continued adoption and use of our subscription-based products and services.

To address the financial barriers faced by physicians and aesthetic service providers globally, in our direct operations, we focus our product sale strategy on a subscription-based business model. Our subscription-based model includes an up-front fee and a monthly payment schedule, typically over a period of 36 months, with approximately 40% of total contract payments collected in the first year. If economic circumstances are appropriate, we provide customers in good standing with the opportunity to “upgrade” to new agreements for the newest available or alternative technology we provide throughout the subscription period. Our success depends on growing market adoption by traditional and non-traditional providers and use of our subscription-based business model. Our subscription-based model may not be adopted by customers and potential customers at the rate we anticipate. Our ability to increase the number of customers who purchase our products and services or participate in our subscription-based programs and make our products a significant part of their practices, depends in part on the success of our direct sales and marketing programs. Before potential customers make a subscription-based purchase, they may need to recoup the cost of products that they have already purchased from competitors, and therefore they may decide to delay participating in our subscription-based programs, or decide not to participate at all. If we are unable to increase market adoption and use of our products and services through our subscription-based model, the number of systems we sell may be lower than anticipated.

Our subscription-based model exposes us to the credit risk of our customers over the life of the subscription agreement. In the event that our customers fail to make the monthly payments under their subscription agreements, our financial results may be adversely affected.

For the years ended December 31, 2019 and 2018, approximately 67% and 75%, respectively, of our system revenues were derived from our subscription-based model. Although the ARTAS® System will not be available under our subscription-based model, we expect that our subscription-based business model to continue to represent the majority of our revenue for the foreseeable future. We collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. As part of our sales and marketing effort, we do not require our customers to undergo a credit check or register a lien or security interest under the Uniform Commercial Code or similar legislation, as is typically required with a third-party equipment leasing financing. Instead, to ensure that each monthly product payment is made on time and that the customer’s systems are serviced in accordance with the terms of the warranty, every product requires a monthly activation code, which we provide to the customer upon receiving each monthly payment. If a customer does not timely pay a monthly installment, the customer will not receive an activation code and will be unable to use the system for any procedures. This process does not protect us from the economic impact of a customer’s failure to make its monthly payments and as an unsecured creditor, we are subject to a greater risk in the event of a customer default. We cannot provide any assurance that the financial position of customers purchasing its products and services under a subscription agreement will not change adversely before we receive all of the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If this bad debt expense is material, it could negatively affect our results of operations and cash flows.

One of our large customers filed for bankruptcy protection in February 2019 and we recorded a provision for bad debts of $8.3 million against the receivable for this customer for the year ended December 31, 2018, and if we experience other customer defaults under our subscription agreements, our financial results may be adversely affected.

In February 2019, one of our large customers filed for bankruptcy protection. Prior to the bankruptcy filing, we had entered into numerous subscription agreements between 2015 and 2017 with this customer. We recorded a provision for bad debts of $8.3 million against the receivable for this customer for the year ended December 31, 2018. In connection with the bankruptcy, the debtors filed an adversary action against Venus Concept Ltd. (and several others) seeking to avoid any security interest of Venus Concept Ltd., to recover 89 units that had been transferred back to Venus Concept Ltd., the return of approximately $150,000 paid to Venus Concept Ltd. within the 90 days before the bankruptcy filing and to disallow Venus Concept Ltd.’s asserted claim of approximately $5.9 million. Venus Concept Ltd. and the debtors entered into a settlement agreement, which was approved by the bankruptcy court on May 24, 2019, pursuant to which, among other things, a third-party purchaser would buy and assume certain units from the debtors and pay a total of approximately $2.7 million to Venus Concept Ltd. over 25 months, debtors would release and waive any and all claims against us, including the preference claim, we would retain and have all rights to previously terminated units, and any units in possession of the debtors or that were subsequently discovered to be property of the debtor would be returned to us without further cost to us. Pursuant to the settlement agreement, Venus Concept Ltd. agreed to waive and release the debtors from all claims (other than those specifically carved out). We do not anticipate receiving any further distribution from this customer’s bankruptcy due to the releases provided for in the settlement agreement. Although we are currently receiving monthly payments under the new agreement with the purchaser of this customer’s assets, we cannot assure you that we will receive the full amount. Furthermore, we cannot assure you that we will not experience further customer defaults under our subscription agreements that could have a material adverse effect on our financial position.

We offer credit terms to some qualified customers. In the event that any of these customers default on the amounts payable to us, our financial results may be adversely affected.

In addition to our subscription-based model, we generally offer credit terms of 30 to 60 days to qualified customers and distributors. In the event that there is a default by any of the customers to whom we have provided credit terms, we may recognize bad debt expenses in our general and administrative expenses. If this bad debt expense is material, it could negatively affect our future results of operations and cash flows. Additionally, in the event of deterioration of general business conditions, we may be subject to increased risk of non-payment of our accounts receivables. We may also be adversely affected by bankruptcies or other business failures of our customers, distributors, and potential customers. A significant delay in the collection of accounts receivables or a reduction of accounts receivables collected may impact our liquidity or result in bad debt expenses.

Our competitors may emulate our subscription-based model and erode our competitive advantage.

Our subscription-based model allows us to penetrate new markets and access a broader customer base because it offers an alternative to traditional equipment lease financing. For the years ended December 31, 2019 and 2018, approximately 67% and 75%, respectively, of systems revenues were derived from the subscription-based model. However, to the extent we continue to be successful in growing the market adoption of our products through our subscription-based model, competitors may seek to emulate this model. Although, we believe that our products compete effectively with the products offered by our competitors, our customers may be more willing to purchase the products of our competitors if they were offered through a subscription-based model. If customers decide to use the products of its competitors instead of our systems, our financial performance will be adversely affected.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern.

We have had recurring net operating losses and negative cash flows from operations, and until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. As of December 31, 2019 and 2018, we had an accumulated deficit of $75.7 million and $35.1 million, respectively. Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Business or economic disruptions or global health concerns could have an adverse effect our business, operating results or financial condition.

Global business or economic disruptions could adversely affect our business. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses in China, Europe, the United States and other countries. Global health concerns, such as the coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity or duration of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including our suppliers, manufacturers, customers, regulators and other third parties with whom we conduct business, experience shutdowns or other business disruptions, our ability to conduct our business in the manner presently planned could be materially and negatively affected.  Disruptions to our business could include restrictions on the ability of our sales and marketing personnel and distributors to travel and sell our systems, disruptions of our global supply chain, reduced demand and/or suspension of operations by our customers which could impact their ability to make monthly payments, or deferral of aesthetic or hair restoration procedures in impacted areas. In addition, the outbreak of contagious diseases or the fear of such an outbreak could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the demand for our systems. Any of these events could negatively impact our business, operating results or financial condition.

Venus Concept’s loan and security agreements contain restrictions that limit its flexibility in operating its business.

On October 11, 2016, Venus Concept Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders, or collectively, Madryn, as amended, or the Madryn Credit Agreement, pursuant to which Madryn agreed to make certain loans to certain of Venus Concept’s subsidiaries, or the Subsidiary Obligors. On November 7, 2019, in connection with the Merger, we joined the Madryn Credit Agreement as a guarantor pursuant to that certain Tenth Amendment to Credit Agreement, Consent and Joinder Agreement. The Madryn Credit Agreement is comprised of four tranches of debt aggregating $70.0 million. As at December 31, 2019, the Subsidiary Obligors had borrowed $60.0 million under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Term C borrowings of $10.0 million were undrawn and are no longer available. Borrowings under the Madryn Credit Agreement are secured by substantially all of our assets and the assets of the Subsidiary Obligors. The outstanding principal amount of the loans and all accrued and unpaid interest are due and payable in full on September 30, 2022.

The Madryn Credit Agreement also contains various covenants that limit our ability and the ability of our subsidiaries to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability, without Madryn’s consent, to, among other things:

•	sell, lease, transfer, exclusively license or dispose of our assets;
•	create, incur, assume or permit to exist additional indebtedness or liens, which may limit our ability to raise additional capital;
•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our capital stock;
•	pay any cash dividend or make any other cash distribution or payment in respect of our capital stock;

•	make specified investments (including loans and advances);
•	make changes to certain key personnel including our President and Chief Executive Officer;
•	merge, consolidate or liquidate; and
•	enter into certain transactions with affiliates.

In addition, the Madryn Credit Agreement contains certain covenants that require us together with our subsidiaries to achieve certain minimum revenue and liquidity thresholds. The minimum revenue and liquidity covenants require that we and our subsidiaries, on a consolidated basis, achieve (i) minimum reported revenue targets for any four consecutive fiscal quarter period of an amount equal to the greater of (A) $100.0 million and (B) one hundred and fifty percent (150%) of the aggregate outstanding amount of the loans as of the last day of such four consecutive fiscal quarter period, (ii) minimum levels of cash held in deposit accounts controlled by Madryn to be no less than $2.0 million and (iii) minimum levels of cash held in all deposit accounts, plus availability under the CNB Credit Facility (as defined below), to be no less than $5.0 million.

Prior to the Merger, Venus Concept Ltd. had failed to satisfy minimum liquidity covenant and failed to timely pay an interest payment, which non-compliance and default was waived. If we together with our subsidiaries fail to comply with these covenants in the future, such failure will result in a default and enable Madryn to require us and the Subsidiary Obligors to repay all outstanding principal amounts and accrued interest. In the event of a default, if we and the Subsidiary Obligors are unable to repay all outstanding amounts, Madryn may foreclose on the collateral granted to it to collateralize the indebtedness, which will significantly affect our ability to operate our business.

If all or any portion of the loans under the Madryn Credit Agreement are prepaid then a prepayment premium must be paid equal to: (i) 6.50% if prepaid after August 31, 2019 but on or prior to August 31, 2020; (ii) 5.00% if prepaid after August 31, 2020 but on or prior to February 28, 2021; (iii) 4.00% if prepaid after February 28, 2021 but on or prior to August 31, 2021; (iv) 3.00% percent if prepaid after August 31, 2021 but on or prior to February 28, 2022; and (v) 2.00% if prepaid after February 28, 2022.

On August 29, 2018, Venus Concept Ltd. entered into an Amended and Restated Loan Agreement as a guarantor with City National Bank of Florida, or CNB, as amended, or the CNB Credit Facility, pursuant to which CNB agreed to make certain loans and other financial accommodations to the Subsidiary Obligors. In connection with the CNB Credit Facility, Venus Concept Ltd. also entered into a Guaranty Agreement with CNB dated as of August 29, 2018, or the CNB Guaranty, pursuant to which Venus Concept Ltd. agreed to guaranty the obligations of its subsidiaries under the CNB Credit Facility.

On March 20, 2020, we entered into a Second Amended and Restated Loan Agreement as a borrower with CNB, as amended, pursuant to which CNB agreed to make certain loans and other financial accommodations to us and certain of our subsidiaries. In connection with the CNB Credit Facility, we also entered into (i) a Second Amended and Restated Guaranty of Payment and Performance with CNB dated as of March 20, 2020, or the CNB Guaranty, pursuant to which we agreed to guaranty the obligations under the CNB Credit Facility and (ii) a Security Agreement with CNB dated as of March 20, 2020, or the CNB Security Agreement, pursuant to which we agreed to grant CNB a security interest, in substantially all of its assets, to secure the obligations under the CNB Credit Facility. Borrowings under the CNB Credit Facility are secured by substantially all of the assets of Venus Concept Inc. and the Subsidiary Obligors and the CNB Guaranty. As of December 31, 2019, the CNB Credit Facility provided for a revolving loan commitment of $10.0 million and $7.8 million was drawn thereunder.

The CNB Credit Facility contains various covenants that limit us and our subsidiaries’ ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of our assets, incur, create or permit to exist additional indebtedness, or liens, to make dividends and certain other restricted payments, and to make certain changes to its management and/or ownership structure.

In addition, the CNB Credit Facility contains certain covenants that require the Subsidiary Obligors to achieve certain minimum account balances, or a minimum debt service coverage ratio and a maximum total liability to tangible net worth ratio. If the Subsidiary Obligors fail to comply with these covenants, it will result in a default and require us and the Subsidiary Obligors to repay all outstanding principal amounts and accrued interest. Prior to the Merger, Venus Concept Ltd. was not in compliance with the minimum debt service coverage ratio of its credit facility with CNB, which non-compliance was waived. On October 30, 2019, Venus Concept Ltd. and CNB executed a Third Amendment and Waiver to Amended and Restated Loan Agreement which, among other things, revised certain of the financial covenants and waived compliance with the debt service coverage ratio covenant for the fiscal quarter ending September 30, 2019.

In the event of a default, and if we and the Subsidiary Obligors are unable to repay all outstanding amounts, CNB may foreclose on the collateral granted to it to collateralize the indebtedness, which includes the enforcement of the CNB Guaranty, which will significantly affect our ability to operate our business. The occurrence of any event of default under the CNB Credit Facility would trigger an event of default under the Madryn Credit Agreement. Additionally, the occurrence of any event of default under the Madryn Credit Agreement would trigger an event of default under the CNB Credit Facility.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and other operations or efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of December 31, 2019, we had capital resources consisting of cash and cash equivalents of approximately $15.7 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of our systems, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities.

We believe our existing cash and cash equivalents and cash expected to be generated from the sale of our systems and other products and services will not be enough for us to fund our planned operations for the next twelve months. Therefore, we will need additional capital to fund our future operations. In addition, our operating plans may change as a result of many factors some of which may be unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the issuance of securities may have rights, preferences, or privileges senior to those of holders of our common stock, the imposition of more burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital if favorable market conditions or given other strategic considerations even if we believe we have sufficient capital to fund our current or future operating plans.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay or curtail our efforts to develop system product enhancements or new products, including any clinical trials that may be required to market such enhancements;
•	delay or curtail our plans to increase and expand our sales and marketing efforts; or
•	delay or curtail our plans to enhance our customer support and marketing activities.

We are restricted by covenants in the Madryn Credit Agreement and the CNB Credit Facility. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In addition, the Madryn Credit Agreement contains certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default under the agreement and the requirement for us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding.

We will need to continue to incur significant expenses to grow our business, which could negatively affect our future profitability.

In order to grow our business and increase revenues, we will need to introduce and commercialize new products, grow our sales and marketing force, implement new software systems, as well as identify and penetrate new markets. Such endeavors have in the past increased, and may continue in the future, to increase our expenses, including sales and marketing, and research and development. We will have to continue to increase our revenues while effectively managing our expenses in order to achieve profitability and to sustain it. Our failure to control expenses could make it difficult to achieve profitability or to sustain profitability in the future. Moreover, we cannot assure you that our expenditures will result in the successful development and introduction of new products in a cost-effective and timely manner or that any such new products will achieve market acceptance and generate revenues for our business.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future because of a variety of factors, many of which are outside of our control. These factors include:

•	the cost of growing our ongoing commercialization and sales and marketing activities;
•	the costs of manufacturing and maintaining enough inventories of our systems to meet anticipated demand and inventory write-offs related to obsolete products or components;
•	the costs of enhancing the existing functionality and development of new functionalities for our systems;
•	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
•

the variability of ARTAS® procedures being performed between periods if particular high-volume practitioners perform a smaller number of procedures in each period as a result of the concentration of procedures performed by certain practitioners;

•	any product liability or other lawsuits and the costs associated with defending them or the results of such lawsuits;
•	the costs associated with conducting business and maintaining subsidiaries and other entities in foreign jurisdictions;
•	customers in jurisdictions where our systems are not approved delaying their purchase, and not purchasing our systems, until they are approved or cleared for use in their market;
•	the costs to attract and retain personnel with the skills required for effective operations;
•	costs associated with integration of the Merger; and
•	the costs associated with being a public company.

Our budgeted expense levels are based in part on our expectations concerning future revenue from systems sales, products sales and servicing and procedure-based fees. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfalls in revenue. Accordingly, a significant shortfall in market acceptance or demand for our systems and procedures could have a material adverse impact on our business and financial condition.

Because we incur a substantial portion of our expenses in currencies other than the U.S. dollar, our financial condition and results of operations may be adversely affected by currency fluctuations and inflation.

In the year ended December 31, 2019 and 2018, 47% and 49%, respectively, of our global revenues were denominated in U.S. dollars and our reporting currency was the U.S. dollar. We pay a meaningful portion of our expenses in NIS, CAD, and other foreign currencies. Expenses in NIS and CAD accounted for 21% and 14%, respectively, of our expenses for the year ended December 31, 2019, and 32% and 14%, respectively, of our expenses for the year ended December 31, 2018. Salaries paid to our employees, general and administrative expenses and general sales and related expenses are paid in many different currencies. As a result, we are exposed to the currency fluctuation risks relating to the denomination of its future revenues in U.S. dollars. More specifically, if the U.S. dollar devaluates against the CAD or the NIS, our CAD and NIS denominated expenses will be greater than anticipated when reported in U.S. dollars. Inflation in Israel compounds the adverse impact of such devaluation by further increasing the amount of our Israeli expenses. Israeli inflation may also in the future outweigh the positive effect of any appreciation of the U.S. dollar relative to the CAD and the NIS, if, and to the extent that, it outpaces such appreciation or precedes such appreciation. We generally do not engage in currency hedging to protect the Company from fluctuations in the exchange rates of the CAD, NIS and other foreign currencies in relation to the U.S. dollar (and/or from inflation of such foreign currencies), we may be exposed to material adverse effects from such movements. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the U.S. dollar or any other currency against the NIS or CAD.

Downturns in the economy or economic uncertainty may reduce patient and customer demand for our systems and services, which could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the aesthetic industry in which we operate is particularly vulnerable to unfavorable economic trends. Treatments using our systems involves elective procedures, the cost of which must be borne by patients, and is not reimbursable through government or private health insurance. Economic uncertainty may reduce patient demand for the procedures performed using our systems; if there is not sufficient patient demand for the procedures for which our systems are used, practitioner demand for these systems could drop, negatively impacting operating results. The decision to undergo a procedure using our systems is driven by consumer demand. In times of economic uncertainty or recession, individuals generally reduce the amount of money that they spend on discretionary items, including aesthetic procedures. If our customers’ patients face economic hardships, our business would be negatively impacted, and our financial performance would be materially harmed in the event that any of the above factors discourage patients from seeking the procedures for which our systems are used. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay or stop making payments for our systems or services. As a result of the COVID-19 pandemic and the economic turmoil that has resulted, we expect that some of our customers may experience difficulty in making timely payments or payments at all under their subscription agreements. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions, including the effect of the COVID-19 pandemic, could adversely impact our business. The impact of economic uncertainty on our industry may vary from region to region.

It is difficult to forecast our future performance and our financial results may fluctuate unpredictably.

The rapid evolution of the markets for medical technologies and aesthetic products make it difficult for us to predict our future performance. Several factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	variations in market demand for our systems and services from quarter to quarter;
•	delays in purchasing decisions in jurisdictions where our systems are not approved, and decisions not to purchase our systems until they are approved or cleared for use in a particular market;
•	the inability of physicians to obtain the necessary financing to purchase the ARTAS® iX System or our other systems, which may not be available under our subscription-based model;
•	customers operating under our subscription-based program may slow down or stop paying their monthly contractual obligations;
•	performance of new functionalities and system updates, such as the robotic implantation functionality in the ARTAS® iX System;
•	performance of our international distributors or local partners;
•	positive or negative media coverage of our systems, positive or negative patient experiences, the procedures or products of our competitors, or our industry generally;
•	our ability to maintain our current, or obtain further, regulatory clearances, approvals or CE Certificates of Conformity;
•	delays in, or failure of, product and component deliveries by our third-party manufacturers or suppliers;
•	seasonal or other variations in patient demand for aesthetic procedures;
•	introduction of new medical aesthetic procedures or products and services that compete with our products and services;
•	changes in accounting rules that may cause restatement of our consolidated financial statements or have other adverse effects; and
•	adverse changes in the economy that reduce patient demand for elective aesthetic procedures.

The historic seasonality of our industry and other factors may contribute to fluctuations in our operating results and stock price and make it difficult to compare our results of operations to prior periods and predict future financial results.

We believe that our business is affected by seasonal and other trends. Specifically, we believe our business is affected by seasonal trends during the summer months in the U.S. and Europe due to vacations taken by physician customers and their patients, as well as fluctuations in operating results due to uneven timing of distributor and corporate account orders and marketing into new geographic regions. Historically, we have sold a relatively small number of ARTAS® and ARTAS® iX Systems at a relatively high price, with each sale of an ARTAS® System or ARTAS® iX System typically involving a significant amount of time, which may also contribute to fluctuations in operating results in the future. In addition, there is typically a substantial increase in sales in the last two months of the year. It is difficult for us to evaluate the degree to which these factors may make our revenue unpredictable in the future, and these seasonal and other trends may continue to lead to fluctuations in quarterly operating results. As a result of these factors, future fluctuations in quarterly results could cause our revenue and cash flows to be below analyst and investor expectations, which could cause decline in our stock price. Due to future fluctuations in revenue and costs, as well as other potential fluctuations, you should not rely upon our operating results in any period as an indication of future performance.

Our success depends on growing physician adoption and use of our systems and adoption by physicians in non-traditional specialty areas.

Aesthetic and hair restoration procedures are performed primarily by physicians who practice dermatology or plastic surgery. Our success depends on the growth of aesthetic and hair restoration procedures performed by physicians other than dermatologists and plastic surgeons, and aesthetic procedures performed by general and family practitioners and aesthetic medical spas. Our ability to increase the number of physicians willing to make a significant capital expenditure to purchase our systems or participate in our subscription program and make them a significant part of their practices, depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of our systems and the revenue that a physician can derive from performing procedures are compelling when compared to the costs and revenue associated with alternative aesthetic treatments the physician can offer and persuade physicians to purchase our systems instead of those of our competitors, many of whom already have existing relationships with our target physicians. In addition, we believe our marketing programs, including clinical and practice development support, will be critical to increasing utilization and awareness of our systems, particularly the ARTAS® and ARTAS® iX Systems, but these programs require physician commitment and involvement to succeed. We must also be successful in persuading physicians in non-traditional specialties to introduce procedures performed with our systems into their practices. If we are unable to increase adoption and use of its systems by physicians in other non-traditional specialties, our growth and prospects may be adversely affected.

Our success depends in part upon patient satisfaction with the effectiveness of our hair restoration systems.

In order to generate repeat and referral business, patients must be satisfied with the effectiveness of a hair restoration procedure using one of our hair restoration systems. If the ARTAS® System, ARTAS® iX System or NeoGraft® system procedure is not done correctly, and or the patient suffers from complications and other adverse effects, the patient may not be satisfied with the benefits of our hair restoration systems. Furthermore, if the transplanted hair follicles do not grow or survive the transplant, the patient will likely not view the procedure as having a satisfactory outcome. If patients are not satisfied with the aesthetic benefits of a hair restoration procedure using one of our systems or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

If there is not sufficient patient demand for our procedures, our financial results and future prospects will be negatively impacted.

Our procedures are elective aesthetic procedures, the cost of which must be borne by the patient and is not covered by or reimbursable through government or private health insurance. The decision to undergo one of our procedures is thus driven by patient demand, which may be influenced by a number of factors, such as:

•	the success of our sales and marketing programs;
•	the extent to which our physician customers recommend our procedures to their patients;
•	the extent to which our procedures satisfy patient expectations;

•	our ability to properly train our physician customers in the use of our systems so that their patients do not experience excessive discomfort during treatment or adverse side effects;
•	the cost, safety, and effectiveness of our systems versus other aesthetic treatments;
•	consumer sentiment about the benefits and risks of aesthetic procedures generally and our systems in particular;
•	the success of any direct-to-consumer marketing efforts we may initiate; and
•	general consumer confidence, which may be impacted by economic and political conditions outside of our control.

Our financial performance will be negatively impacted in the event we cannot generate significant patient demand for procedures performed with our systems.

We compete against companies that offer alternative solutions to our systems, or have greater resources, a larger installed base of customers and broader product offerings than we have. If we are not able to effectively compete with these companies and alternative solutions, our business may not continue to grow.

The medical technology and aesthetic product markets are highly competitive and dynamic and are characterized by rapid and substantial technological development and product innovation. Demand for our systems is impacted by the products and procedures offered by our competitors. Certain of our systems also compete against conventional non-energy-based treatments, such as Botox and collagen injections, chemical peels, and microdermabrasion. In the U.S., we compete against companies that have developed minimally invasive and non-invasive medical aesthetic procedures. Outside of the U.S., likely due to less stringent regulatory requirements, there are more aesthetic products and procedures available in international markets than are cleared for use in the U.S. Sometimes, there are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we may face a greater number of competitors in markets outside of the U.S.

We also compete generally with medical technology and aesthetic companies, including those offering products and products unrelated to skin treatment. Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources, which increases competition and could result in increased downward pressure on our system prices. These consolidations have created combined entities with greater financial resources, deeper sales channels and greater pricing flexibility than ours. Rumored or actual consolidation of our competitors could cause uncertainty and disruption to our business. In the surgical hair restoration market, we consider our direct competition to be strip surgeries and FUE procedures using hand-held devices. Many of our surgical device and equipment competitors have greater capital resources, sales and marketing operations and service infrastructures than we do, as well as longer commercial histories and more extensive relationships with physicians. Strip surgery and some manual FUE procedures have a greater penetration into the hair restoration market. We face resistance from some established hair restoration practices in converting to ARTAS® procedures due to workflow and staffing changes required, even though we believe that staffing requirements are reduced with the adoption of ARTAS® procedures. Our indirect competition in the hair restoration market also includes non-surgical treatments for hair loss, such as prescription therapeutics, including Propecia, and non-prescription remedies, such as wigs, hair pieces and spray-on applications. Many of our competitors are larger, more experienced companies that have substantially greater resources and brand recognition than we do. Some of these companies have a broad range of product offerings, large direct sales forces and long-term customer relationships with the physicians we target, which could make our market penetration efforts more difficult. Competition in the medical technology and aesthetic hair restoration markets could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition and results of operations.

The success of our subscription-based model depends on customer loyalty.

The success of our subscription-based model depends on customer loyalty. In order to generate recurring revenues and for customers to continue upgrading their technologies to our newest technologies, customers must believe that our systems and service offerings are superior to those of its competitors and enhance the physician’s practices and business from a professional, financial and reputational vantage point. To the extent we fail to maintain ongoing relationships with our customers or our systems and service offerings do not satisfy its customers’ needs, including their financial goals, our business will be adversely affected.

We may not be able to establish or strengthen our brand.

We believe that establishing and strengthening our brands is critical to achieving widespread acceptance of our systems, particularly because of the highly competitive nature of the market for aesthetic treatments and procedures. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable systems and services. Given the established nature of our competitors, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, systems may not achieve adequate acceptance by physicians, which would adversely affect our business, results of operations and financial condition.

The aesthetic equipment market is characterized by rapid innovation. To compete effectively, we must develop and/or acquire new products and services, seek regulatory clearance and maintain regulatory compliance, market new products successfully, and identify new markets for our technology.

The aesthetic energy-based treatment equipment and hair restoration markets are subject to continuous technological development and product innovation. If we do not continue to innovate and develop new products, services and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products, applications and services or enhancements to current products. To continue to grow in the future, we must continue to develop and/or acquire new and innovative aesthetic and medical products, services and applications, identify new markets, and successfully launch any newly developed or acquired product offerings.

To successfully expand our product and service offerings, we must, among other things:

•	develop or otherwise acquire new products that either add to, or significantly improve, our current product offerings;
•	obtain regulatory clearance for and adhere to regulatory requirements relating to new products;
•	convince existing and prospective customers that our product offerings are an attractive revenue-generating addition to their practice;
•	sell our product offerings to a broad customer base;
•	identify new markets and alternative applications for our technology;
•	protect existing and future products with defensible intellectual property; and
•	satisfy and maintain all regulatory requirements for commercialization.

Historically, product introductions have been a significant component of our financial performance. To be successful in the medical aesthetics industry, we believe we need to continue to innovate. Our business strategy is based, in part, on our expectation that we will continue to increase or enhance our product offerings. We need to continue to devote substantial research and development resources to introduce new products, which can be costly and time-consuming to our organization.

We also believe that, to increase revenue from sales of new products, we need to continue to develop our clinical support, further expand and nurture relationships with industry thought leaders, and increase market awareness of the benefits of our new products. However, even with a significant investment in research and development, we may be unable to continue to develop, acquire or effectively launch and market new products and technologies regularly, or at all. If we fail to successfully commercialize new products or enhancements, our business may be harmed.

While we attempt to protect our products through patents and other intellectual property, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with our systems. We expect that any competitive advantage we may enjoy from current and future innovations may diminish over time as certain of our intellectual property expires and as companies use or create intellectual property and related products that compete with our innovations. Consequently, we believe that we will have to continuously innovate and improve our products and technology to compete successfully. If we are unable to innovate successfully, our products could become obsolete and our revenue could decline as our customers and prospects purchase competing products.

We may be unsuccessful in penetrating certain international markets through majority-owned subsidiary arrangements with local partners.

We have established several majority-owned subsidiaries in international markets as part of our international growth strategy. Although we select our local partners based on demonstrated experience and expertise in the local aesthetic market, the nature of our arrangements with local partners requires us to share control with unaffiliated third parties. We may not be able to identify local partners with the requisite experience and expertise in their local markets or successfully negotiate an agreement with such local partners. Moreover, the ability of these subsidiaries to execute their business plans depends on the local partners to fulfill their obligations. If local partners fail to fulfill their obligations to our satisfaction, our financial results could be adversely affected or we may be required to increase our level of commitment to the subsidiary and dedicate additional resources. Although our agreements with our local partners generally allow us control over business operations, differences in views could also result in delayed execution of the subsidiary’s business plan. If these differences cause a subsidiary to deviate from our business plans, our results of operations could be adversely affected.

We may be unsuccessful in expanding and managing our direct sales and marketing forces effectively.

We rely on our own direct sales force and in-house marketing organization to sell our systems and services in North America and in international markets, either through wholly-owned or majority-owned subsidiaries. In order to meet our anticipated sales objectives, we expect to continue to grow our global sales and marketing organization over the next several years. There are significant risks involved in building and managing a sales and marketing organization, including risks related to our ability to:

•	hire qualified individuals as needed;
•	generate sufficient leads within our target customer group for our sales force;
•	provide adequate training for the effective sale and marketing of our systems and services;
•	retain and motivate our direct sales and marketing professionals;
•	effectively oversee geographically dispersed sales and marketing teams; and
•	work successfully with local partners of our majority-owned subsidiaries.

Our failure to adequately address these risks could have a material adverse effect on our ability to increase sales and use of our systems and services, which would cause our revenues to be lower than expected and harm our results of operations. In addition, as we transition to direct sales in certain international markets, the transition may result in a slow-down of growth or even a reduction in sales in those markets during the transition process as our distributors anticipate losing the ability to sell our systems.

We depend on third-party distributors to market and sell our systems in certain markets.

In addition to a direct sales and marketing forces, we currently depend on third-party distributors to sell, market, and service our systems in certain markets outside of North America and to train our customers in these markets. For the years ended December 31, 2019 and 2018, we generated 6% and 5%, respectively, of our systems revenues from sales made through third-party distributors. Our agreements with third-party distributors generally set forth minimum quarterly purchase commitments required for each distributor and provide the distributor the exclusive right to distribute its systems within a designated territory. As we continue to expand into new markets outside of North America, we may need to engage additional third-party distributors which is subject to a number of risks, including:

•	the lack of day-to-day control over the activities of third-party distributors;
•	third-party distributors may not commit the necessary resources to market, sell, train, support and service our systems to the level of our expectations;

•	third-party distributors may emphasize the sale of third-party products over our products;
•	third-party distributors may not be as selective as we would be in choosing customers to purchase our systems or as effective in training physicians in marketing and patient selection;
•	third-party distributors may violate applicable laws and regulations, which may expose us to potential liability or limit our ability to sell products in certain markets
•	third-party distributors may terminate their arrangements with us on limited, or no, notice or may change the terms of these arrangements in a manner unfavorable to us; and
•

disagreements with our distributors that could require or result in costly and time-consuming litigation or arbitration, which we could be required to conduct in jurisdictions in which we are not familiar with the governing law.

In addition, one of our strategic initiatives is to directly provide marketing personnel and resources for third-party distributors. If we fail to establish and maintain satisfactory relationships with our third-party distributors, our revenue and market share may not grow as anticipated, and we could be subject to unexpected costs which would harm our results of operations and financial condition.

Our expanded use of social media platforms presents new risks and challenges, which, if not managed properly, could have a material adverse effect on our business, financial condition and results of operations.

We have implemented a robust public relations outreach strategy that incorporates both digital media and top national media in the fashion and beauty industries. In addition, as part of our practice enhancing services, we provide customers with digital marketing services, including a social media strategy, to support the growth of their practices. Negative posts or comments about us or any of our brands on any social networking website could seriously damage our reputation. In addition, the inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information.

Economic and other risks associated with international sales and operations could adversely affect Venus Concept’s business.

Sales in markets outside of the U.S. accounted for approximately 57% of our revenue for the year ended December 31, 2019 and 55% of our revenue for the year ended December 31, 2018. As part of our growth strategy, we intend to expand the percentage of our business that comes from sales in markets outside of North America through increased penetration in countries where we currently market and sell our systems through our third-party distributor network and local partners, combined with expansion into new international markets. The majority of our research and development activities and the manufacture of our systems is located outside of the U.S. As a result of our international business, we are subject to a number of risks, including:

•	difficulties in staffing and managing our international operations, including the sales offices of our subsidiaries;
•	increased competition as a result of more products and procedures receiving regulatory approval or otherwise free to market in international markets;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	reduced or varied protection for intellectual property rights in some countries;
•	import and export restrictions, trade regulations, and non-U.S. tax laws;
•	fluctuations in currency exchange rates;
•	foreign certification and regulatory clearance or approval requirements;
•	difficulties in developing effective marketing campaigns in unfamiliar foreign countries;
•	customs clearance and shipping delays;
•	political, social, and economic instability abroad, terrorist attacks, and security concerns in general and uncertainties related to the coronavirus;
•	preference for locally manufactured products;
•

potentially adverse tax consequences, including the complexities of foreign value-added tax systems, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws and different legal standards; and
•	increased financial accounting and reporting burdens and complexities.

If one or more of these risks were realized, it could require us to dedicate significant financial and management resources, and our results of operations and financial condition could be adversely affected.

The success of our hair restoration business depends upon the success of the ARTAS® System and ARTAS® iX System, which has a limited commercial history. If we are unsuccessful in developing the market for robotic hair restoration or the market acceptance for the ARTAS® System and ARTAS® iX System fails to grow significantly, our business and future prospects will be negatively impacted.

We commenced commercial sales of the ARTAS® System for hair follicle dissection in the U.S. in 2011. Our success in the hair restoration market depends on the acceptance among physicians and patients of the ARTAS® and ARTAS® iX Systems as the preferred system for performing hair restoration surgery. Acceptance of the ARTAS® and ARTAS® iX Systems by physicians is significantly dependent on our ability to convince physicians of the benefits of the ARTAS® and ARTAS® iX Systems to their practices and, accordingly, develop the market for robotic-assisted hair restoration surgery. Acceptance of the ARTAS® procedure by patients is equally important as patient demand will influence physicians to offer the ARTAS® procedure, and the degree of market acceptance of the ARTAS® and ARTAS® iX Systems by physicians and patients is unproven. We believe that market acceptance of the ARTAS® and ARTAS® iX Systems will depend on many factors, including:

•	the perceived advantages or disadvantages of the ARTAS® and ARTAS® iX Systems compared to other hair restoration products and treatments;

•	the safety and efficacy of the ARTAS® and ARTAS® iX Systems relative to other hair restoration products and treatments;

•	the price of the ARTAS® and ARTAS® iX Systems relative to other hair restoration products and treatments;

•	our success in expanding and integrating our hair restoration sales and marketing organization;

•	the effectiveness of our marketing, advertising, and commercialization initiatives;

•	our success in adding new functionalities to the ARTAS® and ARTAS® iX Systems and enhancing existing functions; and

•	our ability to obtain regulatory clearance to market the ARTAS® and ARTAS® iX Systems for additional treatment indications in the U.S.

Further, the ARTAS® iX System, which was launched in July 2018, includes our recently cleared robotic implantation functionality. As this functionality is relatively new, it is possible that it could include defaults, “bugs” or present other technical issues which could prompt potential physician customers to delay their purchase of the ARTAS® iX System or could prompt physicians that have purchased the ARTAS® iX System to either return or not utilize the system.

We cannot assure you that the ARTAS® System or ARTAS® iX System will achieve broad market acceptance among physicians and patients. Because we expect to derive a significant portion of our revenue in the hair restoration market from ARTAS® and ARTAS® iX Systems sales, servicing and procedure-based fees, any failure of this product to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.

Our inability to effectively compete with competitive hair restoration treatments or procedures may prevent us from achieving significant market penetration in the hair restoration market or improving our operating results.

We designed the ARTAS® System to assist physicians in performing follicular unit extraction surgery. Demand for the ARTAS® Systems and ARTAS® procedures could be limited by other products and technologies. Competition to address hair loss comes from various sources, including:

•	therapeutic options including Rogaine, which is applied topically, and Propecia, which is ingested, both of which have been approved by FDA;

•	non-surgical options, such as wigs, hair-loss concealer sprays and similar products; and

•	other surgical alternatives, including hair transplantation surgery using the strip surgery method or using hand-held devices.

Surgical alternatives to the ARTAS® and ARTAS® iX Systems may be able to compete more effectively than the ARTAS® procedure in established practices with trained staff and workflows built around performing these surgical alternatives. Practices experienced in offering strip surgery or follicular unit extractions using hand-held devices may be reluctant to incorporate or convert their practices to offer ARTAS® procedures due to the effort involved to make such changes.

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

The ARTAS® System that we market in the U.S. is regulated as a medical device by the FDA and has received premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA. In the 510(k) clearance process, before a device may be marketed, FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved premarket approval, or PMA, application and later down-classified, or a 510(k)-exempt device. This process is typically shorter and generally requires the submission of less supporting documentation than FDA’s PMA process and does not always require long-term clinical studies.

Hair transplantation surgery has been a treatment option for hair restoration for many years, while we only began commercializing the ARTAS® System in 2011. Consequently, we lack the breadth of published long-term clinical data supporting the safety and efficacy of the ARTAS® System and the benefits it offers that might have been generated in connection with other hair restoration techniques. As a result, physicians may be slow to adopt the ARTAS® System, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Furthermore, future patient studies or clinical experience may indicate that treatment with the ARTAS® System does not improve patient outcomes compared to other hair restoration techniques. Such results would slow the adoption of the ARTAS® System by physicians, would significantly reduce our ability to achieve expected sales from this system.

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

If we choose to, or are required to, conduct additional studies, such studies or experience could slow the market adoption of the ARTAS® System by physicians, significantly reduce our ability to achieve expected revenue from this system.

One of our subsidiaries is the subject of an investigation by the People’s Republic of China, or the PRC, State Administration for Market Regulation, or SAMR, regarding the potential misclassification of one product as a non-medical device. If this subsidiary is determined to have sold the Versa platform under an improper classification, the subsidiary could face material administrative penalties, including loss of future sales, corrective actions, disgorgement of profits and fines.

Our Chinese subsidiary, or Venus Concept China, imports and sells registered medical devices and unregistered non-medical devices in the PRC. One of its unregistered products has been the subject of inquiries from two district level branches of the SAMR, Xuhui MSA and Huangpu MSA, as to whether the product was properly sold as a non-medical device. In January 2019, Venus Concept China had applied to register a version of this non-medical device as a medical device with the National Medical Products Administration of PRC, or NMPA. On June 12, 2019, Venus Concept China was informed that Xuhui MSA had opened an administrative investigation case related to whether the device is an unregistered medical device, as a result of a complaint that Xuhui MSA received from a former distributor of Venus Concept China. Huangpu MSA notified Venus Concept China that it would be suspending its separate investigation against Venus Concept China, pending the results of the Xuhui MSA investigation. We and Venus Concept China have voluntarily stopped sales in China of this product. On December 11, 2019, Xuhui MSA informed Venus Concept China that a determination had been made by the Shanghai Medical Products Administration that Versa’s IPL function should be administered as a Class II medical device. Xuhui MSA also suggested that Venus Concept China consider a voluntary recall of all Versa units sold in China. Venus Concept China is currently contemplating a recall plan. In late January 2020, Venus Concept China received a copy of the Shanghai Medical Products Administration’s determination that because of the intended uses for Versa’s IPL function comprise medical treatment functions such as “treatment of benign pigmented epidermis and skin lesions,” Versa’s IPL function should be administered as a Class II medical device. Venus Concept China has not yet received a notice of proposed penalty decision from Xuhui MSA. Venus Concept China has not yet received a determination from NMPA on its application for registering Versa’s IPL function as a medical device. In addition to the product that is the subject of an administrative investigation, Venus Concept China also sells two other products in the PRC, which are not registered as medical devices with the NMPA. Venus Concept China may not be able to convince the relevant SAMR authorities that the product that is the subject of an administrative investigation was properly classified, or that any of its other products that might be the subject of future government investigations, is properly classified. If any of the products sold by us as unregistered products is ultimately determined to be a medical device, the registration process with the NMPA could be extensive and time-consuming, potentially resulting in Venus Concept China’s inability to sell such products in the PRC for several years. Venus Concept China’s prior sales of those products could also subject it to material administrative penalties if it is determined that the products were sold in the absence of necessary registrations with NMPA. These administrative penalties could include limitations on future sales, corrective actions, including product recalls, disgorgement of profits and fines, the future imposition of which could materially adversely affect our business, operations, financial condition and reputation in the market. Although the revenue generated from the product that is the subject of the investigation did not represent a material amount of our total revenues for the years ended December 31, 2019 or 2018, monetary penalties nonetheless could be material.

We are the subject of purported class action lawsuits, and additional litigation may be brought against us in the future.

Between May 23, 2018 and June 11, 2019, four putative shareholder class actions complaints were filed against us, certain of our former officers and directors, certain of our venture capital investors, and the underwriters of our IPO.  Two of these complaints, Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609, and Li v. Restoration Robotics, Inc., et al., No. 19CIV08173 (together, the “State Actions”), were filed in the Superior Court of the State of California, County of San Mateo, and assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act. The other two complaints, Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF (together, the “Federal Actions”), were filed in the United States District Court for the Northern District of California, and assert claims under Sections 11 and 15 of the Securities Act.  The complaints all allege, among other things, that our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

In the State Actions, we, along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim, and secured a stay of both cases based on the forum selection clause contained in our Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act.  However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material fact, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, we demurred to the consolidated amended complaint for failure to state a claim. A hearing on our demurrer is currently scheduled for May 8, 2020. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. The Company intends to seek appropriate relief based on the Sciabacucchi decision.

In the Federal Actions, which have been consolidated under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD, Lead Plaintiff Eduardo Guerrini filed his consolidated amended complaint for violations of federal securities laws on November 30, 2018. The consolidated amended complaint alleges again that, among other things, our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. On January 29, 2019, we, along with certain of our former officers and directors, filed a motion to dismiss the consolidated amended complaint for failure to state a claim. On October 18, 2019, the District Court granted our motion to dismiss as to all but two allegedly false or misleading statements contained in our Prospectus. On December 9, 2019, we filed our answer to the consolidated amended complaint denying the falsity of these statements, and discovery is underway.

In addition to the State and Federal Actions, on July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of our former officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934, or the Exchange Act, in connection with our IPO and our 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action during the pendency of the Federal Actions, and the case remains stayed.

In addition to the actions described above relating to our IPO, two lawsuits purporting to challenge disclosures made in connection with our merger have also been filed. The first, captioned Bushansky v. Restoration Robotics, Inc., et al., No. 5:19-cv-06004-MMC, alleged, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleged that the proxy statement filed with the SEC by Restoration Robotics on September 10, 2019 in connection with the Merger omitted or misrepresented material information. The complaint sought, among other things, injunctive relief, unspecified damages, and attorneys’ fees and costs. On November 6, 2019, the plaintiff voluntarily dismissed the Bushansky action with prejudice as to his individual claims and without prejudice as to the claims of the putative class.

The second, a putative shareholder class action complaint captioned Pak v. Restoration Robotics, Inc., et al., No. 1:19-cv-02237, was filed in the United States District Court for the District of Delaware on December 6, 2019. The complaint alleges, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleges that the proxy statement filed with the SEC by Restoration Robotics on September 10, 2019 in connection with the Merger contained false or misleading information. The complaint seeks, among other things, compensatory and/or rescissory damages, and attorneys’ fees and costs. On February 26, 2020, the District Court appointed Joon Pak as Lead Plaintiff in the Pak action, and approved his selection of Lead Counsel.

While we believe these claims to be without merit, we cannot assure you that additional claims alleging the same or similar facts will not be filed. Any litigation could result in substantial costs and a diversion of management’s attention and resources.

We rely on a limited number of third-party contract manufacturers for the production of our systems and only have contracts with certain suppliers for the components used in our systems. The failure of these third parties to perform could adversely affect our ability to meet demand for our systems in a timely and cost effective manner.

We rely on third-party contract manufacturers in Karmiel, Israel, Nazareth, Israel, Mazet, France, Weston, Florida and San Jose, California for the manufacture of the majority of our systems. Other than with respect to the ARTAS® iX System, the majority of the components used in our systems are available off the shelf and we do not rely on any single supplier, and as a result we do not have any long-term supply agreements for these components. Our reliance on third-party contract manufacturers and suppliers involves a number of risks, including, among other things:

•

contract manufacturers or suppliers may fail to comply with regulatory requirements or make errors in manufacturing that could negatively affect the efficacy or safety of our systems or cause delays in shipments of our systems;

•

we or our contract manufacturers or suppliers may not be able to respond to unanticipated changes in customer orders, and if orders do not match forecasts, we or our contract manufactures may have excess or inadequate inventory of materials and components;

•	we or our contract manufacturers and suppliers may be subject to price fluctuations due to a lack of long-term supply arrangements for key components;

•	we or our contract manufacturers and suppliers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of its systems;

•	we may experience delays in delivery by our contract manufacturers and suppliers due to changes in demand from us or their other customers;

•	fluctuations in demand for systems that our contract manufacturers and suppliers manufacture for others may affect their ability or willingness to deliver components to us in a timely manner;

•	our suppliers or those of our contract manufacturers may wish to discontinue supplying components or services to us for risk management reasons;

•	we may not be able to find new or alternative components or reconfigure our system and manufacturing processes in a timely manner if the necessary components become unavailable; and

•	our contract manufacturers and suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill its orders and meet our requirements.

If any of these risks materialize, they could significantly increase our costs and effect our ability to meet demand for our systems. If we are unable to satisfy commercial demand for our systems in a timely manner, our ability to generate revenue would be impaired, market acceptance of our systems and our reputation could be adversely affected, and customers may instead purchase or use our competitors’ products. In addition, we could be forced to secure new or alternative contract manufacturers or suppliers. Securing a replacement contract manufacturer or supplier could be difficult. The introduction of new or alternative manufacturers or suppliers also may require design changes to our medical device products that are subject to FDA and other regulatory clearances or approvals, or a new or revised CE Certificate of Conformity. We may also be required to assess the new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our systems in a timely manner. As a result, we could incur increased production costs, experience delays in deliveries of our systems, suffer damage to our reputation, and experience an adverse effect on our business and financial results.

We rely on a single third-party manufacturer for the manufacturing of the reusable procedure kits, disposable procedure kits and spare procedures kits used with the ARTAS® System and the ARTAS® iX System.

NPI Solutions, Inc., or NPI, produces reusable procedure kits, disposable procedure kits and spare kits used with the ARTAS® System and ARTAS® iX System. If the operations of NPI are interrupted or if it is unable or unwilling to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer kit orders required for use with the existing ARTAS® System and ARTAS® iX System. Any change to another contract manufacturer would likely entail significant delay, require us to devote substantial time and resources, and could involve a period in which our products could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and results of operations.

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

In addition, our reliance on NPI involves a number of other risks, including, among other things, that:

•

our various procedure kits may not be manufactured in accordance with agreed upon specifications or in compliance with regulatory requirements, or its manufacturing facilities may not be able to maintain  compliance with regulatory requirements, which could negatively affect the safety or efficacy of our procedure kits, cause delays in shipments of our procedure kits, or require us to recall procedure kits previously delivered to customers or subject us to enforcement actions by regulatory agencies;

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

We cannot assure you that we will be able to secure alternative equipment and materials and utilize such equipment and materials without experiencing interruptions in our workflow. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment and components we require for the ARTAS® System and ARTAS® iX System, including the related consumables, our reputation, business, financial condition and results of operations could be negatively affected.

If NPI is unable to manufacture the reusable procedure kits, disposable procedure kits and spare procedures kits used with the ARTAS® System and the ARTAS® iX System in high-quality commercial quantities successfully and consistently to meet demand, our growth in the hair restoration market may be limited.

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

If NPI is unable to produce the reusable procedure kits, disposable procedure kits and spare kits in sufficient quantities to meet anticipated customer demand, our revenue, business, and financial prospects would be harmed. The limited experience NPI has in producing larger quantities of the procedure kits may also result in quality issues, and possibly result in product recalls. Manufacturing delays related to quality control could harm our reputation and decrease our revenue. Any recall could be expensive and generate negative publicity, which could impair our ability to market the ARTAS® System and the ARTAS® iX System and procedures and negatively affect our results of operations.

If we are unable to manufacture our next generation ARTAS® System, called the ARTAS® iX System in high-quality commercial quantities successfully and consistently to meet demand, our penetration of the hair restoration market will be limited, and our reputation could be harmed.

To manufacture our ARTAS® iX System in the quantities that we believe will be required to meet anticipated market demand, we will need to develop and maintain sufficient manufacturing capacity, which will involve significant challenges. Historically, we have not manufactured any of our other ARTAS® System products in-house or without the contract manufacturer involvement. We have been manufacturing the ARTAS® iX System without a third-party contract manufacturer’s involvement for over 18 months. The continuous development of commercial-scale manufacturing capabilities will require us (or our contract manufacturer for ARTAS® iX System, if we decide to utilize one on a long-term basis) to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. We also may become subject to additional, onerous regulatory requirements from the U.S. regulatory agencies as well as foreign regulatory agencies. Neither we nor a third-party manufacturer, if one is utilized, may successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

If we or a contract manufacturer, if one is utilized, are unable to produce the ARTAS® iX System in sufficient quantities to meet anticipated customer demand, our revenue, business, financial prospects, and reputation would be harmed. The limited experience we have or a third-party manufacturer may have, if one is utilized, in producing the ARTAS® iX System may also result in quality issues, and possibly result in product recalls. Manufacturing delays related to quality control could harm our reputation and decrease our revenue. Any recall could be expensive and generate negative publicity, which could impair our ability to market the ARTAS® iX System and procedures and further affect our results of operations.

Both our manufacturing of certain of our systems and NPI’s manufacturing of the ARTAS procedure kits are dependent upon third-party suppliers and, in some cases, sole suppliers, for the majority of our components, subassemblies and materials, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

We and NPI, as the case may be, rely on several sole source suppliers, including Kuka Robotics, Inc., FLIR Integrated Imaging Solutions Inc. and 3D-CAM International Corporation, for certain components of the ARTAS® iX System, reusable procedure kits, disposable procedure kits and spare procedure kits. We also rely on other suppliers for some of the components used to manufacture our other devices. These suppliers may be unwilling or unable to supply components of these systems to us or NPI reliably and at the levels we anticipate or require to meet demand for our products. For us to be successful, our suppliers must be able to provide products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. We source a number of components used in the manufacture of our systems from China; the severity of the coronavirus outbreak could make access to our existing supply chain difficult or impossible and could materially impact our business, and any disruption in the chain of supply may result in manufacturing delays and inventory shortages. If we are required to transition to new third-party suppliers for certain components of our systems or our ARTAS procedure kits, we believe that there are only a few such suppliers that can supply the necessary components. A supply interruption, price fluctuation or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our systems and NPI’s ability to manufacture our ARTAS procedure kits until new sources of supply are identified and qualified. In addition, the use of components or materials furnished by these alternative suppliers could require us to alter our operations.

Our reliance on these suppliers subjects us to a number of risks that could harm our reputation, business, and financial condition, including, among other things:

•	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;

•	a lack of long-term supply arrangements for key components with our suppliers;

•	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

•	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

•	delay in delivery due to our suppliers prioritizing other customer orders over ours;

•	damage to our reputation caused by defective components produced by our suppliers;

•	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and

•	fluctuations in delivery by our suppliers due to changes in demand from us or their other customers.

Where practicable, we are seeking, or intending to seek, second-source manufacturers for certain of our components. However, we cannot provide assurance that we will be successful in establishing second-source manufacturers or that the second-source manufacturers will be able to satisfy commercial demand for our systems.

If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we are unable to satisfy commercial demand for our systems in a timely manner, our ability to generate revenue from these systems would be impaired.

We forecast sales to determine requirements for components and materials used in our systems and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

We keep limited materials, components and finished products on hand. To manage our operations, with third-party contract manufacturers and suppliers, we forecast anticipated system orders and material requirements to predict our inventory needs and enter into purchase orders on the basis of these requirements. Several components of our systems require significant order lead time. As our business continues to expand and if our needs for components and materials increases beyond our estimates, our manufacturers and suppliers may be unable to meet our demand. In addition, if we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay, or prevent delivery of our systems. In contrast, if we overestimate our requirements, we may have excess inventory, which would increase use of our working capital. Any of these occurrences would negatively affect our financial condition and the level of satisfaction our customers have with our business.

Although we actively train our customers on the use of our systems and post-treatment care, misuse by the operator of our systems may result in adverse results and may subject us to liability or otherwise harm our reputation and our business.

We and our independent distributors market and sell our systems to physicians. In the U.S. and certain international markets, subject to local regulations, physician customers can generally allow nurse practitioners, technicians and other non-physicians to perform aesthetic procedures using our systems under their direct supervision. Although we and our distributors provide training on the use of our systems as well as the proper post-treatment care, we do not supervise the procedures performed with our systems, nor can we be certain that physicians are directly supervising procedures according to our recommendations. The potential misuse of our systems or failing to adhere to operating guidelines can cause skin damage and underlying tissue damage, which could harm the reputation of our systems and expose us to costly product liability litigation. In addition, patients may not comply with post-treatment guidelines, which could also lead to adverse results and subject us to liability.

We and our distributors offer system training sessions, but neither we nor our distributors require purchasers or operators of our systems to attend training sessions. The lack of required training for operators of our systems and the use of our systems by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Product liability suits could be brought against us for defective design, labeling, material, workmanship, or software or misuse of our systems, and could result in expensive and time-consuming litigation, payment of substantial damages, an increase in our insurance rates and substantial harm to our reputation.

If our systems are defectively designed, manufactured, or labeled, contain defective components or software, or are misused, we may become subject to substantial and costly litigation by our customers or their patients. For example, if a patient is injured or suffers unanticipated adverse events after undergoing a procedure using one of our systems, or if system operating guidelines are found to be inadequate, we may be subject to product liability claims. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:

•	decreased demand for our systems, or any future systems or services;
•	damage to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to customers, patients or clinical trial participants;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize future products.

We currently have product liability insurance, but any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

Third parties may attempt to reverse engineer or produce counterfeit versions of our systems which may negatively affect our reputation, or harm patients and subject us to product liability claims.

Third parties have sought in the past, and in the future may seek, to reverse engineer or develop counterfeit products that are substantially similar or compatible with our systems and available to practitioners at lower prices than our own. Practitioners may be able to make unauthorized use of our systems’ technology. In addition, if copies of products that have been reverse engineered or counterfeit products are used with or in place of our own, we could be subject to product liability claims resulting from the use of damaged or defective goods and suffer damage to our reputation.

Security breaches and other disruptions could compromise our information and expose us to liability.

In the ordinary course of our business and to the extent necessary, we rely on software to control the ongoing use of our systems, collect and aggregate diagnostic data, and collect and store sensitive data, including intellectual property and proprietary business information, and certain personally identifiable information of customers, distributors, consultants and employees in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is important to our operations and business strategy. We have established physical, electronic, and policy measures to secure our systems in an attempt to prevent a system breach and the theft of data we collect, and we rely on commercially available systems, software, tools, and monitoring in our effort to provide security for our information technology systems and the digital information we collect, process, transmit and store. The third-party providers of such information technology systems and related infrastructure may have or may obtain access to our systems and data within them. Despite our security measures, our information technology systems and related infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, may be vulnerable to attacks by computer viruses, malware, hackers or breaches due to malfeasance, employee or contractor error, telecommunication or electrical failures, terrorism or other created or natural disasters. The risk of a cyber-attack or cyber intrusion by computer hackers from around the world, including those from foreign governments and terrorists, has greatly increased in number, intensity and sophistication. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws, or the laws or one or more foreign jurisdictions including the European Union’s, or the EU, the General Data Protection Regulation 2016/679, or GDPR. We could also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

The clinical trial process required to obtain regulatory clearances or approvals is lengthy and expensive with uncertain outcomes and could result in delays in new product introductions.

In order to obtain 510(k) clearance for certain of our systems, including the ARTAS® System, we were required to conduct clinical trials, and we expect to conduct clinical trials in support of marketing authorization for future products and product enhancements. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

Successful results of pre-clinical studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Additionally, FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance or approval of our products. The data we collect from our pre-clinical studies and clinical trials may not be sufficient to support FDA clearance or approval, and if we are unable to demonstrate the safety and efficacy of our future products in our clinical trials, we will be unable to obtain regulatory clearance or approval to market our products.

In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the obtainment of the right to affix the CE Mark in the European Union; the submission to FDA of an investigational device exemption, or IDE, application to commence a pivotal clinical trial for a new product; the enrollment of patients in clinical trials; the release of data from clinical trials; and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or failures related to:

•	FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;

•	obtaining regulatory approval to commence a clinical trial;

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

We could also encounter delays if FDA concluded that our financial relationships with our principal investigators resulted in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation and/or stock options in connection with such services. If these relationships and any related compensation to or ownership interest by the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of our marketing application by FDA. Any such delay or rejection could prevent us from commercializing any of our products in development.

Furthermore, clinical trials may also be delayed because of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, FDA, the IRB overseeing the clinical trial at issue, the Data Safety Monitoring Board for such trial, any of our clinical trial sites with respect to that site, or other regulatory authorities due to several factors, including:

•	failure to conduct the clinical trial in accordance with applicable regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	inability of a clinical investigator or clinical trial site to continue to participate in the clinical trial;

•	unforeseen safety issues or adverse side effects;

•	failure to demonstrate a benefit from using the product; and

•	lack of adequate funding to continue the clinical trial.

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

We have increased the size of our company significantly over a short period, and difficulties managing our continued growth could adversely affect our business, operating results, and financial condition.

We have increased our head count from a few employees in 2009 to 525 employees as of December 31, 2019, which includes employees of Restoration Robotics. This growth has placed, and may continue to place, a strain on our management and administrative, operational and financial infrastructure. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls and reporting systems and procedures. If we are unable to manage our growth effectively or if we are unable to attract, incentivize and integrate additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire, and retain these employees, our ability to manage and expand our business will be hampered, which could negatively affect our future revenue and profitability.

We are highly dependent on the skills, experience, and efforts of our executive officers and other key employees. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, sales and marketing, product development and other personnel. The loss of services of any of these individuals could delay or prevent enhancement of the execution of our business and the development of future products and services. Although we have entered into employment agreements with certain members of our senior management team, these agreements do not provide for a fixed term of service.

Competition for qualified personnel in the medical device field is intense due to the limited number of individuals who possess the skills and experience required by the industry. Our ability to retain skilled employees and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We will face significant challenges and risks in hiring, training, managing, and retaining sales and marketing, product development, financial reporting, and regulatory compliance employees, many of whom may be geographically dispersed. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. The failure to attract and retain personnel, particularly sales and marketing and product development personnel, could materially harm our ability to compete effectively and grow our business.

We incur significant costs because of operating as a public company, and our management devotes substantial time to new compliance initiatives.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Market and the rules of the Securities and Exchange Commission, or the SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We have identified material weaknesses in our internal control over financial reporting and if we fail to remediate these weaknesses and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of the Company.

Prior to the Merger, Venus Concept Ltd. was a private company. The Merger has been accounted for as a reverse acquisition with Venus Concept Ltd. as the acquiring company for accounting purposes, and the Company as the legal acquirer. As a result, upon consummation of the Merger, the historical financial statements of Venus Concept Ltd. became the historical financial statements of the combined organization. As a private company, Venus Concept Ltd. has not historically prepared public company level financial statements. In connection with our preparation and the audit of our consolidated financial statements as of and for the years ended December 31, 2018 and 2017, we identified several material weaknesses as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses that were identified are as follows:

•

We did not have in place an effective control environment with formal processes and procedures and an adequate number of accounting personnel with the appropriate technical training in, and experience with, U.S. GAAP to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

•

Given the growth of our company, we had not implemented centralized procedures or a technology solution that would ensure appropriate lessor accounting processes and enable the accurate and timely preparation of financial statements.

•

We did not design or maintain effective controls over the financial statement close and reporting process in order to ensure the accurate and timely preparation of consolidated financial statements in accordance with U.S. GAAP.

To remediate the material weaknesses associated with lack of effective controls over the financial statement close and reporting process, as well as lack of an effective control environment with formal processes and procedures, described above, and to prevent similar deficiencies in the future, we added additional controls and procedures in 2019.  As of December 31, 2019, these material weaknesses were fully remediated.

However, as of December 31, 2019, we have not yet implemented centralized procedures or a technology solution that would ensure appropriate lessor accounting processes and enable the accurate and timely preparation of consolidated financial statements. We plan to establish adequate centralized procedures related to lessor accounting processes in 2020, and as a result, we concluded that the material weakness associated with lessor accounting processes had not been remediated at December 31, 2019. Due to the material weakness in internal control over financial reporting associated with the lessor accounting processes automation our management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

The remediation measures we have taken and will need to take have been and may be time consuming, costly, and might place significant demands on our financial and operational resources. The material weaknesses associated with the lessor accounting processes automation will not be remediated until the necessary controls have been implemented and are operating effectively. We do not know the specific time frame needed to fully remediate this material weakness.

Implementing any appropriate changes to our internal controls and continuing to update and maintain internal controls may distract our officers and employees, entail substantial costs to implement new processes and modify our existing processes and take significant time to complete. If we fail to enhance our internal control over financial reporting to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately, which could increase operating costs and harm our business, including investors’ perception of our business. The actions we plan to take are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. While we expect to fully remediate the material weakness associated with the lease accounting process automation, we cannot assure you that we will be able to do so in a timely manner, which could impair our ability to report our financial results.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Some of our facilities are located in San Jose, California, which in the past has experienced both severe earthquakes and floods. We do not carry earthquake or flood insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of these facilities, that damaged critical infrastructure, such as our manufacturing resource planning for the ARTAS® System and enterprise quality systems, or that otherwise disrupted operations, it may be difficult for us to achieve our growth strategy for our hair restoration business. The disaster recovery and business continuity plan we have in place are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses because of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake or flood insurance, could have a material adverse effect on our business.

Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

We may not be able to enforce in all of the jurisdictions in which we have employees covenants not to compete and therefore may be unable to prevent our competitors from benefiting from expertise of some of our former employees.

We currently have non-competition agreements with a majority of our employees. These agreements prohibit these employees, if they cease working for us, from directly competing with us or working for our competitors. We may not be able to enforce in all of the jurisdictions in which we have employee covenants not to compete and therefore may be unable to prevent our competitors from benefiting from expertise of some of our former employees.

Our employees and independent contractors, including consultants, manufacturers, distributors, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our employees and independent contractors, including consultants, manufacturers, distributors, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; U.S. federal and state healthcare fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our nonclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may seek to acquire companies or technologies, which could disrupt our ongoing business, divert the attention of our management and employees and adversely affect our results of operations.

We may, from time to time, evaluate potential strategic acquisitions of other complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We may not be able to identify suitable future acquisition candidates, consummate acquisitions on favorable terms or complete otherwise favorable acquisitions because of antitrust or other regulatory concerns. We cannot be certain that the acquisition of the NeoGraft® business we completed in 2018 or our business combination with Venus Concept Ltd., which closed on November 7, 2019, or any future acquisitions that we may make, will enhance our business or strengthen our competitive position. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, and in retaining and motivating key personnel from these businesses. The integration of these businesses may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration and these benefits may not be achieved within a reasonable period of time.

Risks Related to Intellectual Property

If we are unable to obtain, maintain, retain and enforce adequate intellectual property rights covering our products and any future products we develop, others may be able to make, use, or sell products that are substantially the same as our, which could adversely affect our ability to compete in the market.

Our commercial success is dependent in part on obtaining, maintaining, retaining and enforcing our intellectual property rights, including our patents and the patents we exclusively licenses. If we are unable to obtain, maintain, retain and enforce sufficiently broad intellectual property protection covering our products and any other products we develop, others may be able to make, use, or sell products that are substantially the same as our products without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete effectively in the market.

We have obtained and maintained our existing patents, seek to diligently prosecute our existing patent applications, and seek to file patent applications and obtain additional patents and other intellectual property rights to restrict the ability of others to market products that compete with our current and future products. As of December 31, 2019, Venus Concept Ltd.’s patent portfolio was comprised of 8 issued U.S. patents (all of which cover our (MP)2® technology that are associated with two different patent families), 7 pending U.S. patent applications, 1 pending U.S. provisional patent application, 12 issued foreign counterpart patents, and 11 pending foreign counterpart patent applications. As of December 31, 2019, Restoration Robotics patent portfolio was comprised of 94 issued U.S. patents, 11 pending U.S. patent applications, 123 issued foreign counterpart patents, and 28 pending foreign counterpart patent applications. However, patents may not be issued on any pending or future patent applications we file, the claims that issue may provide limited or no coverage of its products and technologies, and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable at any time. We may choose to not apply for patent protection or may fail to apply for patent protection on important technologies or product candidates in a timely fashion. In addition, we may be unable to obtain patents necessary to protect our technology or products due to prior uses of or claims to similar processes or systems by third parties, or to blocking intellectual property owned by third parties. Even though we have issued patents, and even if additional patents are issued to us in the future, they may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to prevent competitors from using similar technology or marketing similar products, or limit the length of time our technologies and products have patent protection. Also, even if our existing and future patents are determined to be valid and enforceable, they may not be drafted or interpreted sufficiently broadly enough to prevent others from marketing products and services similar to ours, by easily designing products around our patents or otherwise developing competing products or technologies. In addition, the ownership or inventorship of one or more of our patents and patent applications may be challenged by one or more parties in one or more jurisdictions, including in a patent interference or a derivation proceeding in the United States Patent and Trademark Office, or the USPTO, or a similar foreign governmental agency or during the course of a litigation. If a competitor were able to successfully design around our patents, we may not be able to block such competition, and furthermore the competitor’s products may be more effective or commercially successful than its products. In addition, our current patents will eventually expire or they may otherwise cease to provide meaningful competitive advantage, and we may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage or avoid other adverse effects on our business.

We have a number of foreign patent applications, and while we generally try to pursue patent protection in the jurisdictions in which we do or intend to do significant business, the filing, prosecuting, maintaining and defending patents relating to our current or future products in all countries throughout the world would be prohibitively expensive. Furthermore, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the U.S., and many companies have encountered significant difficulties in obtaining, protecting, and defending such rights in foreign jurisdictions. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to its products in various jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and we may be unable to prevent such competitors from importing those infringing products into territories where we do not have patent protection or into territories where we do have patent protection but there is no prohibition against such importation, or even if such prohibitions exist, the law or related enforcement is not as strong as in the U.S. These products may compete with our systems and our patents and our other intellectual property rights may not be effective or sufficient to prevent competitors from competing in those jurisdictions. If we encounter such difficulties or are otherwise precluded from effectively protecting and enforcing our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

Our patents may not afford us protection against competitors with similar technology. Because the systems of obtaining patent rights in the U.S. and many foreign jurisdictions mandate that the first filer of a patent application is the only one that may be awarded patent rights related to the invention disclosed therein, and there may be a delay up to eighteen months after filing for the patent applications of others to become public (or, in some cases, are not published until they issue as patents), we cannot be certain that we were the first to file for protection of the inventions set forth in such patent applications. Another party may own patents, may have filed or may in the future file patent applications which may result in issued patents, covering our systems or technology. Third-party patent applications and patents could significantly reduce the scope of protection of patents owned by or licensed to us and limit our ability to obtain a meaningful scope of patent protection or market and sell our products or develop, market and sell future products. In the U.S., other parties may attack the validity of our patents after they issue, in a court proceeding, or in an ex-parte reexamination proceeding or one or more post-grant procedures that were authorized under the America Invents Act of 2011, that were available commencing on March 16, 2013 such as post-grant review, covered business method review or inter partes review, in front of the Patent Trial and Appeal Board of the USPTO. The costs of these proceedings could be substantial. Additionally, patents and patent applications owned by third parties may prevent us from pursuing certain opportunities such as entering into specific markets or developing certain products. Finally, we may choose to enter into markets in which certain competitors own patents or control patent rights to technology that may impede our ability to compete effectively.

We may in the future become involved in lawsuits to defend ourselves against intellectual property disputes, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, and hinder our ability to commercialize our existing or future products.

Our success depends in part on not infringing the patents or not violating other intellectual property rights of others. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs in the medical technology and aesthetic product industries. Whether merited or not, it is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make, use, sell, and/or export our products. Our competitors may have one or more patents for which they can threaten and/or initiate patent infringement actions against us and/or any of our third-party suppliers. Our ability to defend ourselves and/or our third-party suppliers may be limited by our financial and human resources, the availability of reasonable defenses, and the ultimate acceptance of our defenses by the courts or juries. Furthermore, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages, and/or attorneys’ fees. From time to time and in the ordinary course of business, we may develop noninfringement and/or invalidity positions with respect to third-party patents, which may or not be ultimately adjudicated as successful by a judge or jury if such patents were asserted against us.

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

•	if a license is available from a third-party, we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services;

•	pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;

•	find non-infringing substitute products, which could be costly and create significant delay due to the need for FDA regulatory and other regulatory clearance;

•	find alternative supplies for infringing products or processes, which could be costly and create significant delay due to the need for FDA regulatory clearance; and/or

•	redesign those products or processes that infringe any third-party intellectual property, which could be costly, disruptive, and/or infeasible.

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

If any of the foregoing occurs, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. Furthermore, as the number of participants in the medical aesthetic and robotic hair restoration surgery market grows, the possibility of intellectual property infringement claims against us increases.

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

Similarly, interference or derivation proceedings provoked by third parties or brought by the USPTO or any foreign patent authority may challenge the priority of inventions or other matters of inventorship with respect to our patents or patent applications. We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we may in the future jointly develop intellectual property with certain parties, and disagreements may therefore arise as to the ownership of the intellectual property developed pursuant to these future relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

The legal determinations relating to patent rights afforded to companies in the medical technology and aesthetic product fields can be uncertain and involve complex legal, factual and scientific questions, sometimes involving important legal principles which remain uncertain or unresolved, and such uncertainty could affect the outcome or intellectual property related legal determinations in which we are involved.

Both the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the U.S. are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. In addition, the U.S. Congress is currently considering legislation that would change certain provisions of U.S. federal patent law. We cannot predict future changes U.S. and foreign courts may make in the interpretation of patent laws or changes to patent laws which might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patent rights, and our ability to obtain patents in the future.

The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, which became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, provides a venue for challenging the validity of patents at a cost that may be lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.

The protection for our proprietary developments is uncertain because legal means may afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage arising from our proprietary developments, which could adversely affect our financial condition and results of operations. For example, any of the following could occur:

•	others may be able to make systems or devices that are similar to ours but that are not covered by the claims of our patents;

•	others may assert that we were not the first to make the inventions covered by our issued patents or pending patent applications;

•	our pending patent applications may not result in issued patents or obtain the coverage originally sought;

•	any of our present or future patents or patent claims or other intellectual property rights may lapse or be invalidated, rendered unenforceable, circumvented, challenged or abandoned;

•	we may not have, or may fail to obtain, patents in all jurisdictions in which our products are sold or in which systems or devices that are similar to ours are made or sold by third parties;

•	our issued patents may not provide us with any competitive advantages;

•	the claims of our issued patents or patent applications when issued may not cover our products or the future products we develop;

•	there may be dominating or blocking patents of which we are not aware that are relevant to our technologies, including our controlled-cooling technology;

•

our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes may be limited by our agreements with third parties, financial constraints, market realities, competitive concerns or other factors;

•	there may be prior public disclosures of which we are not aware that could invalidate our inventions or place some of our intellectual property in the public domain;

•	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the U.S.;

•	our intellectual property rights may not be enforceable in jurisdictions where competition may be intense or where legal protection may be weak and the outcomes are uncertain; and

•	we may not develop additional proprietary products that are patentable.

From time to time, we analyze our competitors’ products and services, and may in the future seek to enforce our patents or other rights to counter perceived infringement. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. Such lawsuits can be expensive and time-consuming and could divert our efforts and attention from other aspects of our business. In addition, in an infringement proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover products accused of infringement. An adverse result in any litigation also could put one or more of our patents at risk of being interpreted more narrowly than previously thought. Similarly, some of our competitors are very large companies that may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us if we assert our rights against them. Finally, because of the substantial discovery required in connection with intellectual property litigation in the U.S., substantial burden could be placed on us relating to discovery activities and related costs associated with intellectual property litigation.

Prosecution of patent applications, post-grant opposition proceedings, and litigation to establish the validity, enforceability, and scope of patents, assert patent infringement claims against others or defend against patent infringement claims by others are expensive and time-consuming. There can be no assurance that, in the event that claims of any of our patents are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation or post grant proceeding could cause us to lose associated patent rights and may have a material adverse effect on our business.

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

Unauthorized use of our intellectual property may have occurred or may occur in the future. Any failure to detect or identify unauthorized use of, and otherwise adequately protect, our intellectual property could adversely affect our business, including by reducing the demand for our products.

Unauthorized use of our intellectual property may have occurred or may occur in the future. Any reverse engineered or counterfeit products that purport to be our systems that are currently in the market or that may be introduced in the future may harm our reputation and our sale of products. Moreover, if we commence litigation to stop or prevent any unauthorized use of our technology that occurs from reverse engineering or counterfeiting of our products, or if we have to defend allegations of such unauthorized use of a third party’s technology, such litigation would be time-consuming, force us to incur significant costs and divert our attention and the efforts of its management and other employees.

We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling our products.

We are dependent on intellectual property license agreements for certain key technology for which we pay royalty fees. We do not own the patents that underlie our licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of those licenses. In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. These patents and patent applications are not written by us or our advisors, and we did not have control over the drafting and prosecution. Our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subjected to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or functionalities that are essential to our products, if such technologies or functionalities are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or functionalities that are important or essential to our products would have a material adverse effect on our business and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We have trademark registrations and applications in the U.S. and also in certain foreign countries for Venus Concept, Venus Viva®, Venus Versa®, Venus Freeze®, Venus Legacy®, Venus Bliss™, NeoGraft®, (MP)2®, Restoration Robotics, ARTAS®, and ARTAS® iX. Actions taken by us to establish and protect our trademarks might not prevent imitation of our products or services, infringement of our trademark rights by unauthorized parties or other challenges to our ownership or validity of our trademarks. If any of these events occur, we may not be able to protect and enforce our rights in these trademarks, which we need in order to build name recognition with potential partners or customers in our markets of interest. In addition, unauthorized third parties may have registered trademarks similar and identical to our trademarks in foreign jurisdictions or may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we were not successful in challenging such third-party rights, we may not be able to use such trademarks to market our products and services in those countries. If we are unable to register our trademarks, enforce our trademarks, or bar a third-party from registering or using a trademark, our ability to establish name recognition based on our trademarks and compete effectively in our markets of interest may be adversely affected. In addition, our enforcement against third-party infringers or violators may be expensive and time-consuming, and the outcome is unpredictable and may not provide an adequate remedy.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

We rely on trade secret protection to protect our interests in proprietary know-how and processes for which, for example, patents are difficult or impossible to obtain or enforce, or which we believe would be best protected by means that do not result in public disclosure. We may not be able to protect our trade secrets adequately. We have limited control over the protection of trade secrets used by our third-party manufacturers and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors and outside scientific advisors may unintentionally or willfully disclose our proprietary information to competitors. Litigating a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect our trade secrets and other proprietary technology. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not be disclosed to third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be of limited duration or may be breached and we may not have adequate remedies for any unauthorized use or disclosure of our confidential information. Moreover, others may independently and legitimately develop equivalent trade secrets or other proprietary information. In addition, if third parties are able to establish that we are using their proprietary information without their permission, we may be required to obtain a license to that information, or if such a license is not available, re-design our products to avoid any such unauthorized use or permanently stop manufacturing and selling the related products.

We could in the future be subject to claims that we or our employees have intentionally or inadvertently used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-disclosure obligations under one or more agreements, or that we or these individuals have, inadvertently or intentionally used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, any such litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit it from using technologies or functionalities that are essential to our systems. An inability to incorporate technologies or functionalities that are important or essential to our systems could have a material adverse effect on our business and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or corresponding threat may adversely affect our ability to retain or hire employees or contract with independent sales representatives. A loss of key personnel could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

We also rely on physical and electronic security measures to protect our proprietary information, but these security measures may be breached or may not provide adequate protection for our property. There is a risk that third parties may obtain and improperly utilize our proprietary trade secrets or other proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized access or use of such information or take appropriate and timely steps to enforce our intellectual property rights.

We may become subject to claims for remuneration for service invention rights by our employees, which could result in litigation and adversely affect our business.

A significant portion of our intellectual property has been developed by our employees based in Israel in the course of their employment for Venus Concept Ltd. Under the Israeli Patent Law, 5727-1967, or the Patent Law, inventions conceived by employees during and within the scope of employment with an employer are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no agreement between an employer and an employee with respect to the employee’s right to receive compensation for such “service inventions,” the Israeli Compensation and Royalties Committee, a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her service inventions and the scope and conditions for remuneration. While Venus Concept Ltd.’s employees have generally explicitly waived their right to any additional compensation for their contribution to service invention rights, certain current or former employees may not have signed such waivers, and we may face claims from current or former employees demanding remuneration in consideration for Venus Concept Ltd.’s employees’ contribution to service invention rights, which may lead to future litigation, which could be costly and could divert management’s attention and we could be required to pay such remuneration.

Indemnification obligations for third party intellectual property claims may increase our costs or require it to cease selling certain products, which could adversely affect our financial condition and results of operations.

We may be subject to indemnification claim obligations with respect to our intellectual property rights pursuant to its agreements with our customers. Such indemnification provisions are customary in the industry. Successful claims of infringement or misappropriation by a third-party against us or a customer or other third-party that we indemnify could not only prevent us from distributing certain products or performing certain services, but could also require us to pay substantial damages, royalties, legal fees or other fees.

Risks Related to Government Regulation

Our devices and our operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business.

Certain of our systems are regulated as medical devices subject to extensive regulation in the U.S. and elsewhere, including by FDA and its foreign counterparts. FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices:

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

In the U.S., before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a PMA application from FDA, unless an exemption applies. We consider our Venus Glow™ and NeoGraft® systems exempt from FDA’s 510(k) clearance requirement. We have obtained 510(k) clearance from FDA for Venus Concept’s Freeze® and Venus Freeze Plus, Venus Viva® SR, Venus Legacy® BX and Legacy CX, Venus Versa®, Venus Velocity™, Venus Heal™, Venus Bliss™ systems, ARTAS® and ARTAS® iX Systems.

In the 510(k) clearance process, before a device may be marketed, FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to a PMA application and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. If a product is not eligible for 510(k) clearance it may require approval of a de novo reclassification petition or a PMA. If there is no known predicate for a device, a company can request a de novo reclassification of the product. FDA’s de novo process allows a company to request for certain new devices marketing authorization as class I or class II devices, rather than being subject to PMA requirements as class III devices. In the PMA process, FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, human clinical studies conducted under an IDE, and manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life- sustaining, life-supporting or implantable devices. Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. For products subject to PMA, the regulatory process generally takes from one to three years or even longer, from the time the application is filed with FDA and involves substantially greater risks and commitment of resources than either the 510(k) clearance or de novo processes. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all, for any of our products under development, and delays in receipt of, or failure to receive such approvals or clearances could have a material adverse effect on our business. In addition, FDA may disagree with certain of our device classifications. Such a misclassification could render the devices as misbranded and/or adulterated.

FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to FDA’s satisfaction that the product or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

•	the manufacturing process or facilities we use may not meet applicable requirements.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of several Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies including FDA, requiring that for each notice of proposed rulemaking or final regulation issued in fiscal year 2017, the agency had to identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that required the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations. The failure to comply with applicable regulations could jeopardize our ability to sell our systems and result in enforcement actions such as:

•	warning letters;
•	fines;
•	injunctions;
•	civil penalties;
•	debarment;
•	termination of distribution;
•	recalls or seizures of products;
•	delays in the introduction of products into the market;
•	total or partial suspension of production;
•	refusal to grant future clearances or approvals;
•	withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our product or products; and
•	in the most serious cases, criminal penalties.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and harm our reputation, business, financial condition and results of operations.

We are subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer.

We must maintain regulatory approval in foreign jurisdictions in which we plan to market and sell our systems. In the European Economic Area or the EEA, manufacturers of medical devices need to comply with the Essential Requirements laid down in Annex II to the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE mark to medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark, manufacturers of medical devices must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments.

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

 •establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

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

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, which are complex and rapidly changing. Our actual or perceived failure to comply with such obligations could harm our business.

We are subject to diverse laws and regulations relating to data privacy and security, including, in the U.S., the HIPAA, and, in the EU and shortly in the EEA, GDPR. New global privacy rules are being enacted and existing ones are being updated and strengthened. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; damages; litigation; consent orders; and injunctive relief.

The regulation of data privacy and security, and the protection of the confidentiality of personal information, is increasing and continues to evolve. For example, the GDPR came into effect in May 2018 reforming the European regime. The GDPR implements more stringent operational requirements than its predecessor legislation. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the higher of 20,000,000 Euros or up to 4% of our total worldwide annual turnover in the event of a significant breach. In addition, we may be the subject of litigation and/or adverse publicity, which could have material adverse effect on our reputation and business.

We are also subject to evolving European laws on data export and electronic marketing. The rules on data export will apply when we transfer personal data to group companies or third parties outside of the EEA. For example, in 2015, the Court of Justice of the EU ruled that the U.S.-EU Safe Harbor framework, one compliance method by which companies could transfer personal data regarding citizens of the EU to the U.S., was invalid and could no longer be relied upon. The U.S.-EU Safe Harbor framework was replaced with the U.S.-EU Privacy Shield framework, which is now under review and there is currently litigation challenging another EU mechanism for adequate data transfers, the standard contractual clauses. It is uncertain whether the Privacy Shield framework and/or the standard contractual clauses will be similarly invalidated by the European courts. These changes may require us to find alternative bases for the compliant transfer of personal data from the EEA to the U.S. and we are monitoring developments in this area. The EU is also in the process of replacing the e-Privacy Directive with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. The current draft of the e-Privacy Regulation retains strict opt-in for electronic marketing and the penalties for contravention have significantly increased with fining powers to the same levels as the GDPR (i.e. the greater of 20,000,000 Euros or 4% of total global annual revenue).

Modifications to our products may require new regulatory clearances or approvals or expansion of the scope of our CE Certificates of Conformity with our notified body.

Modifications to our products may require new regulatory clearances or approvals from FDA or other regulatory authorities or expansion of the scope of our CE Certificates of Conformity with our notified body. Even after achieving the initial market clearance, or approval from FDA or other regulatory authorities or having affixed the CE marked to a product, modifications to our systems during their life cycles may require new regulatory approvals or clearances, including 510(k) clearances, premarket approvals, the conduct of a new conformity assessment with our notified body, or foreign regulatory approvals. If we make changes or modifications to an FDA cleared or approved device, FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification does not significantly affect safety or efficacy, and that the modification does not represent a major change in its intended use, so that no new 510(k) clearance is necessary, but rather a Letter to File is necessary. However, FDA can review a manufacturer’s decision and may disagree. FDA may determine that a traditional 510(k), an abbreviated 510(k), a special 510(k) clearance, or device approval is required for the device as modified. For products sold in the EU, we must notify our notified body if significant changes are made to the products or if there are substantial changes to the quality assurance systems affecting those products. We have similar obligations with Health Canada. Obtaining a new 510(k), other regulatory clearances and approvals, or a revised or new CE Certificate of Conformity can be a time-consuming process, and we may not be able to obtain such clearances or approvals in a timely manner, or at all.

We have made modifications to our products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make similar modifications or add additional functionalities in the future that we believe do not require a new 510(k) clearance or approval of a PMA. FDA has issued a guidance document intended to assist manufacturers in determining whether modifications to cleared devices require the submission of a new 510(k), and such guidance has come under scrutiny in recent years, the practical impact of which is unclear. If FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, which could require us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. In addition, FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. Any delay or failure in obtaining required clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. Any of these actions would harm our operating results.

As part of an internal review of our regulatory clearances in the U.S., we determined that Special 510(k) applications were necessary related to an earlier modification to two of our FDA-cleared devices. Specifically, because we added to two of our FDA-cleared devices additional FDA-cleared applicators not initially considered in the device clearance submissions, we believed that Special 510(k) applications should have been filed to allow FDA to review the incorporation into the cleared devices of the separately-cleared applicators. We filed one of the Special 510(k) submissions with FDA. FDA requested that we instead submit a Traditional 510(k) and provide additional information. We have accordingly modified the Special 510(k) submitted to FDA to a Traditional 510(k) application for this device, related to these modifications. Generally the 510(k) initial response process is 90 days, however, the overall process may extend to 180 days or more. We cannot be certain that FDA will respond to our submission in a timely manner or that clearance will be obtained. We also submitted a Traditional 510(k) for the second device and, on September 6, 2019, received 510(k) clearance from FDA. We believe that the modifications do not affect safety or efficacy, do not affect the intended use of the device, and do not alter the fundamental scientific technology of the device, however, we cannot be certain that FDA will agree with our assessment. FDA may not clear the device or may take other action against us as described above, which could have a material adverse effect on our business.

We are subject to restrictions on the indications for which we are permitted to market our products, and any violation of those restrictions, or marketing of systems for off-label uses, could subject us to enforcement action.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use in both the U.S. and in foreign countries. We train our marketing and direct sales force to not promote our systems for uses outside of FDA-cleared indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using one of our systems off-label when, in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use one of our systems off-label. Furthermore, the use of one of our systems for indications other than those cleared by FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

If FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including, among other things, the issuance or imposition of an untitled letter, a warning letter, injunction, seizure, refusal to issue new 510(k)s or PMAs, withdrawal of existing 510(k)s or PMAs, refusal to grant export approvals, and civil fines or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

FDA regulates the labeling of 510(k)-cleared devices to make sure that the labeling complies with the cleared indications for use and no off-label indication or claim is being promoted by the manufacturer. FDA also engages in market surveys to identify any devices whose intended uses include unapproved uses of the products. Devices are considered adulterated or misbranded when advertising or labeling creates a new intended use, indications for use or even a new claim. Federal laws prohibit the introduction into interstate commerce of adulterated or misbranded devices, and adulteration or misbranding violations can lead to a variety of enforcement activities in the U.S. and in foreign countries, including but not limited to large civil and criminal fines, oversight of sales and marketing practices and modifications of promotional conduct.

We previously received an inquiry from FDA regarding off-label or unapproved uses of the Venus Fiore® on August 1, 2018. Venus Fiore® is not cleared or approved in the U.S. or in jurisdictions outside of the U.S., other than Israel. Venus Fiore® is marketed in Israel for aesthetic and functional treatment of the vagina, labia and mons pubis. However, we have not marketed or promoted Venus Fiore® in the U.S. and explained this to the agency. We added geoblocker functionality to our website, to portray accurately what devices it is marketing in the U.S. Although we have not received subsequent inquiries regarding off-label promotion, FDA may conclude that we are inappropriately promoting off-label or unapproved uses for our products. If the agency brings enforcement actions, we may become subject to significant liability including criminal and civil liabilities. Off-label promotion may also be treated as racketeering in civil litigation or result in expensive and time-consuming lawsuits from physicians or their patients if a patient is injured by the off-label use.

Our systems may cause or contribute to adverse medical events that we are required to report to FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations.

We are subject to FDA’s medical device reporting regulations and similar U.S. state and foreign regulations. FDA’s medical device reporting regulations require us to report to FDA when we receive or become aware of information that reasonably suggests that one of our systems may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of one of our systems. If we fail to comply with our reporting obligations, FDA could act, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products.

FDA, state regulating agencies at times, and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or if a product poses an unacceptable risk to health. FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur because of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. We cannot assure you that product defects or other errors will not occur in the future. Recalls involving any of our systems could be particularly harmful to our business, financial condition and results of operations because it is our only product.

Prior to the Merger, we received a letter from FDA’s Center for Devices and Radiological Health (CDRH) requesting our assistance to complete an evaluation of a potential post-market safety concern regarding devices used for hair restoration surgery. The letter stated that the potential safety concern is related to adverse events and possible allergic reaction after hair restoration surgery. We are fully cooperating with FDA in its evaluation and have responded to FDA’s questions.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to FDA. We may initiate voluntary withdrawals or corrections for any of our systems in the future that we determine do not require notification of FDA. If FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales.

If we or our distributors do not obtain and maintain international regulatory registrations or approvals for our systems, our ability to market and sell our systems outside of the U.S. will be diminished.

Sale of our systems, outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In addition, FDA regulates exports of medical devices from the U.S. While the regulations of some countries may not impose barriers to marketing and selling certain of our systems or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market a particular system or that we will be able to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations, clearances, or approvals may significantly differ from FDA requirements. If we modify our systems, we or our distributors may need to apply for additional regulatory approvals or other authorizations before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country, which could harm our business.

Regulatory clearance or approval by FDA does not ensure clearance or approval by regulatory authorities in other countries, and clearance or approval by one or more foreign regulatory authorities does not ensure clearance or approval by regulatory authorities in other foreign countries or by FDA. However, a failure or delay in obtaining regulatory clearance or approval in one country may have a negative effect on the regulatory process in others.

Our ability to continue manufacturing and supplying our products depends on our continued adherence to ongoing FDA and other foreign regulatory authority manufacturing requirements.

Our manufacturing processes and facilities are required to comply with the quality management system regulations of its target markets (i.e., FDA’s Quality System Regulations, or QSR, ISO 13485:2016, and the MDSAP). Adherence to quality management system regulations and the effectiveness of our quality management control systems are periodically assessed through internal audits and inspections of manufacturing facilities by regulatory authorities. Failure to comply with applicable quality management system requirements, or later discovery of previously unknown problems with our products or manufacturing processes, including our failure or the failure of our third-party manufacturer to take satisfactory corrective action in response to an adverse quality system inspection, can result in enforcement action, which could have an adverse effect on our business. Our manufacturing process and facilities are audited annually for compliance with the last editions of QSR, ISO13485 and MDSAP requirements. FDA inspected our San Jose facility in January 2020, which audit resulted in two observations. We are in the process of mitigating these issues. On November 20, 2019, the Texas Department of State Health Services, or the DSHS, conducted an inspection of our Lewisville, Texas facility and identified alleged misstatements on the packaging of our Venus Skin® products in violation of the Texas Health and Safety Code (Texas Food, Drug, and Cosmetic Act). The DSHS issued a blanket detention of the Venus Skin® inventory at the Lewisville facility until the matter is resolved. On February 12, 2020, the DSHS accepted our product re-labelling proposal and agreed to release the detained inventory. FDA has not inspected our other facilities, although we expect an FDA inspection in the future. Regulating agencies, including FDA, foreign regulatory authorities, and our notified body can institute a wide variety of enforcement actions, ranging from inspectional observations to more severe sanctions such as:

•	untitled letters or warning letters;
•	clinical holds;
•	administrative or judicially-imposed sanctions;
•	injunctions, fines, consent decrees, or the imposition of civil penalties;
•	customer notifications for repair, replacement, or refunds;
•	recall, detention, or seizure of products;
•	operating restrictions, or total or partial suspension of production or distribution;
•	refusal by FDA, a foreign regulatory authority or the notified body to grant pending future clearance or pre-market approval, or to issue CE Certificates of Conformity for our devices;
•	debarment of us or our employees;
•	withdrawal or suspension of marketing clearances, approvals, and CE Certificates of Conformity;
•	refusal to permit the import or export of our products; and
•	criminal prosecution of us or our employees.

If any of these actions were to occur, it would harm our reputation and cause our system sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in the failure to produce our devices on a timely basis and in the required quantities, if at all.

We may be subject to various federal and state laws pertaining to healthcare fraud and abuse, and any violations by us of such laws could result in fines or other penalties.

While procedures utilizing our systems are not currently covered or reimbursed by any third-party payor, our commercial, research and other financial relationships with healthcare providers and others may be subject to various federal and state laws intended to prevent healthcare fraud and abuse. Such laws include the U.S. federal Anti-Kickback Statute and similar laws that apply to state healthcare programs, private payors and self-pay patients; the U.S. federal civil and criminal false claims laws, such as the civil False Claims Act, and civil monetary penalties laws; state and federal data privacy and security laws and regulations; state and federal physician payment transparency laws; and state and federal consumer protection and unfair competition laws.

Further, these laws may impact any sales, marketing and education programs we currently have or may develop in the future and the way we implement any of those programs. Penalties for violations of these laws can include exclusion from federal healthcare programs and substantial civil and criminal penalties.

We may be affected by healthcare policy changes and evolving regulations.

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations. Certain regulators are exhibiting less flexibility and are requiring local preclinical and clinical data in addition to global data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products or could increase the cost and time to obtain such approvals in the future.

In the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, to which we refer collectively as the Affordable Care Act, or ACA, was enacted into law in 2010. Although most of the provisions of the ACA are now in effect, in December 2018 a federal court judge in the Northern District of Texas ruled in Texas v. Azar, or the Texas Case, that the ACA’s individual mandate is unconstitutional, and that the remainder of the ACA was inseverable from the individual mandate and therefore invalid. This case was appealed to the Fifth Circuit in January 2019. Because the Texas judge issued a stay of his ruling pending the appeal, the ACA continues to be in effect at this time.

As a result of the passage of the ACA, an excise tax is imposed on the sale of certain medical devices by the U.S. manufacturer, producer, or importer of the device. This excise tax applies to sales of taxable medical devices beginning January 1, 2013. The excise tax equals 2.3% of the “constructive sale price” of the applicable medical device. As a U.S.-based manufacturer and importer of taxable medical devices, are responsible for remitting to the federal government the excise tax on the sales of medical devices it manufactures in, or imports into, the U.S. Although this excise tax was in effect during the years 2013-2015, there was in effect a moratorium on the medical device excise tax through the end of 2019. The excise tax was repealed effective January 1, 2020.

In a referendum on June 23, 2016, voters approved for the United Kingdom, or the UK, to exit the EU. On January 31, 2020, the UK departed the EU, however, there is a transition period until the end of 2020 while the UK and the EU negotiate additional arrangements. During the transition period, the current rules on trade, travel and business for the UK and the EU will continue to apply. New rules will take effect on January 1, 2021. The UK’s exit from the EU will have numerous consequences in all areas of the business, including, economic, regulatory, operational, and the actual impact depends on the ultimate deal reached and is very difficult to assess at this time. Changes in the industry regulations could have an effect on existing CE certificates being renewed and new certificates being issued which would impact the ability to trade; however, it is impossible to assess the full impact at this point.

We are subject to environmental, health and safety laws and regulations, and must maintain licenses or permits, and non-compliance with these laws, regulations, licenses, or permits may expose us to significant costs or liabilities.

We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions and environmental protection, including those governing the generation, storage, handling, use, transportation, and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct its operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. If we violate or fail to comply with these laws, regulations, licenses, or permits, we could be fined or otherwise sanctioned by regulators. We cannot predict the impact on its business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

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

Risks Related to Our Operations in Israel

We conduct a significant portion of our operations in Israel and therefore our business, financial condition and results of operations may be adversely affected by political, economic and military conditions in Israel.

Our research and development facilities and key third-party suppliers are located in northern Israel, and some of our key employees are residents of Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities, armed conflicts, terrorist activities or political instability involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect business conditions and have a material adverse effect on our business, financial condition and results of operations and could make it more difficult for us to raise capital. In recent years, these have included hostilities between Israel and Hezbollah in Lebanon, and Israel and Hamas in the Gaza Strip, both of which resulted in rockets being fired into Israel causing casualties and disruption of economic activities. In addition, Israel faces threats from more distant neighbors, in particular, Iran.

In addition, hostilities, armed conflicts, terrorist activities or political instability involving Israel could have a material adverse effect on our facilities including our corporate administrative office or on the facilities of our local suppliers, in which event all or a portion of our inventory may be damaged and our ability to deliver products to customers could be significantly delayed. Certain of our executive officers and key employees reside in Israel and some may be required to perform annual military reserve duty and may be called for active duty under emergency circumstances at any time. Our operations could be disrupted by an absence for a significant period of time of one or more of these officers or key employees due to military service, which could adversely affect our business, results of operations and financial condition.

Several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Similarly, Israeli companies are limited in conducting business with entities from several countries. Such restrictions may seriously limit our revenues.

Our commercial insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East, such as damages to our facilities resulting in disruption of our operations. Although the Israeli government is currently committed to covering the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, there can be no assurance that this government coverage will be maintained, or if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition and results of operations. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our business, financial condition and results of operations.

Our operations may be affected by negative labor conditions in Israel.

Strikes and work-stoppages occur relatively frequently in Israel. If Israeli trade unions threaten additional strikes or work-stoppages and such strikes or work-stoppages occur, those may, if prolonged, have a material adverse effect on the Israeli economy and on our business, including our ability to deliver products to our customers and to receive raw materials from our suppliers in a timely manner.

Risks Related to Our Common Stock

Following completion of the Merger, the market price of our stock price may be volatile, and you may not be able to resell shares of our Common Stock at or above the price you paid.

The market price of our Common Stock following the Merger could be subject to significant fluctuations. Some of the factors that may cause the market price of the combined company’s Common Stock to fluctuate include:

•	introduction of new products, services or technologies, significant contracts, commercial relationships or capital commitments by competitors;

•	failure to meet or exceed financial and development projections the combined company may provide to the public;

•	failure to meet or exceed the financial and development projections of the investment community;

•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by the combined company or its competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits or government investigations, including patent or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about the company’s business, or if they issue adverse or misleading opinions regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of Common Stock by us or our stockholders in the future;

•	trading volume of our Common Stock;

•	adverse publicity relating to hair restoration or other minimally invasive or non-invasive medical aesthetic procedures generally, including with respect to other products in such markets;

•	the introduction of technological innovations that compete with the products and services of the combined company; and

•	period-to-period fluctuations in the combined company’s financial results.

In addition, the stock markets in general, and the markets for medical device and aesthetic stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the market price or liquidity of our Common Stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. Recently, several securities class action complaints have been filed against us, certain of our current and former executive officers and directors, certain of our investors and certain underwriters in our IPO. These complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, or the Securities Act, due to allegedly false and misleading statements made in connection with our IPO. While we believe that these lawsuits are without merit and we intend to vigorously defend against these claims, we could incur substantial costs in defending these lawsuits and the attention of our management could be diverted from the operation of our business. Further, if more of our stockholders were to bring additional lawsuits on similar or unrelated grounds, we could incur substantial costs defending these additional lawsuits and the attention of our management would be further diverted from the operation of our business.

An active market for our Common Stock may not be maintained.

Our stock began trading on the Nasdaq Global Market in July 2017, but we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Market or any other exchange in the future. If an active market for our Common Stock does not develop or is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive trading market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about the Company, our business or our market, the Company’s stock price and trading volume could decline.

The trading market for the Company’s Common Stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our Common Stock, and such lack of research coverage may adversely affect the market price of our Common Stock. In the event that equity research analysts initiate coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our Common Stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Common Stock could decrease, which in turn could cause our stock price or trading volume to decline.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act and we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies; this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Following the Merger, we will continue to qualify as, an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. We have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters and reduced reporting periods. As a result, stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from complying with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period. Accordingly, when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, could adopt the new or revised standard at the time private companies adopt the new or revised standard, unless early adoption is permitted by the standard. We intend to continue to use private company adoption dates for ASC 842, Leases. This may make comparison of us with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Because the Merger resulted in an ownership change under Section 382 of the Code for Restoration Robotics, Restoration Robotics’ pre-merger net operating loss carryforwards and certain other tax attributes will be subject to limitation or elimination. The net operating loss carryforwards and certain other tax attributes of Venus Concept Ltd. and of the combined company may also be subject to limitations as a result of ownership changes.

Restoration Robotics incurred substantial losses during its history and carried forward significant net operating losses, or NOLs, to offset future taxable income, if any, until such unused losses expire. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50 percentage points by value over a rolling three-year period. Similar rules may apply under applicable state income tax laws. The Merger resulted in an ownership change for Restoration Robotics and, accordingly, Restoration Robotics’ net operating loss carryforwards and certain other tax attributes will be subject to limitation and possibly elimination after the Merger. The Merger may limit our net operating loss carryforwards and certain other tax attributes. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards and certain other tax attributes. Consequently, even if the combined company achieves profitability, it may not be able to utilize a material portion of the predecessor companies’ or the combined company’s net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

We do not intend to pay dividends on our Common Stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our Common Stock.

We do not intend to pay any cash dividends on our Common Stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Payment of future cash dividends, if any, will be at the discretion of the board of directors, subject to applicable law and will depend on various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant. Therefore, our stockholders are not likely to receive any dividends on their Common Stock for the foreseeable future. Since we do not intend to pay dividends, our stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our Common Stock. There is no guarantee that our Common Stock will appreciate or even maintain the price at which our stockholders have purchased it. The terms of our credit facilities limit our ability to pay dividends.

Provisions in our charter documents and under Delaware law could make an acquisition us more difficult and may discourage any takeover attempts the company stockholders may consider favorable, and may lead to entrenchment of management.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws could delay or prevent changes in control or changes in management without the consent of the board of directors. These provisions will include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of the board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the board of directors;

•

the ability of the board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of the board of directors to alter its bylaws without obtaining stockholder approval;

•

the required approval of at least 66 2⁄3% of the shares entitled to vote at an election of directors to adopt, amend or repeal its bylaws or repeal the provisions of the amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of the stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of the stockholders to force consideration of a proposal or to act, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to the board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the combined company.

These provisions would apply even we were to receive an offer that some stockholders may consider beneficial.

We are also be subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law, or the DGCL, or Section 203. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or ours stockholders, any action asserting a claim against us arising pursuant to any provisions of the DGCL, our certificate of incorporation or our bylaws, or any action asserting a claim against we that are governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation also provides that the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, the enforceability of similar federal court choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable or unenforceable. If a court were to find the federal choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the combined company or its directors, officers or other employees, which may discourage such lawsuits against the combined company and its directors, officers and other employees.

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

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

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

Our executive officers, directors and certain of our shareholders who are affiliated with our directors will have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of December 31, 2019, our executive officers, directors and certain of our shareholders who are affiliated with our directors, in the aggregate, beneficially own approximately 62.1% of our outstanding shares of Common Stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, if they choose to act together, these persons would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. Within this group,  EW Healthcare and its affiliates own approximately 23.5%, HealthQuest and its affiliates own approximately 13.4% and Longitude Venture Partners II, L.P and its affiliates own approximately 12.3% and respectively, of our outstanding shares. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located at 235 Yorkland Blvd, Suite 900, Toronto, Ontario, Canada. We lease these facilities pursuant to a lease agreement that expires on August 31, 2030. These facilities consist of 15,678 square feet of office space, and 2,134 square feet of storage space.

We also  have office space in San Jose, California, where we occupy approximately 23,000 square feet of space under a lease that expires in April 2022. In addition, we lease a manufacturing facility for approximately 2,500 square feet in San Jose, California under a lease that expires in June 2020.

We also have offices and a research and development center located at 6 Hayozma Street, Yokne’am Illit 2069203, Israel. We lease these facilities pursuant to a lease agreement that expires on September 30, 2023, with an option to extend the term for an additional 60 months. These facilities consist of approximately 12,580 square feet of space.

We believe that our existing facilities are sufficient to meet our current needs.

Item 3.	Legal Proceedings.

Between May 23, 2018 and June 11, 2019, four putative shareholder class actions complaints were filed against us, certain of our former officers and directors, certain of our venture capital investors, and the underwriters of our IPO.  Two of these complaints, Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609, and Li v. Restoration Robotics, Inc., et al., No. 19CIV08173 (together, the “State Actions”), were filed in the Superior Court of the State of California, County of San Mateo, and assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act. The other two complaints, Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF (together, the “Federal Actions”), were filed in the United States District Court for the Northern District of California, and assert claims under Sections 11 and 15 of the Securities Act.  The complaints all allege, among other things, that our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

In the State Actions, we, along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim, and secured a stay of both cases based on the forum selection clause contained in our Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act.  However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Under this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material fact, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, we demurred to the consolidated amended complaint for failure to state a claim. A hearing on our demurrer is currently scheduled for May 8, 2020. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. The Company intends to seek appropriate relief based on the Sciabacucchi decision.

In the Federal Actions, which have been consolidated under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD, Lead Plaintiff Eduardo Guerrini filed his consolidated amended complaint for violations of federal securities laws on November 30, 2018. The consolidated amended complaint alleges again that, among other things, our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. On January 29, 2019, we, along with certain of our former officers and directors, filed a motion to dismiss the consolidated amended complaint for failure to state a claim. On October 18, 2019, the District Court granted our motion to dismiss as to all but two allegedly false or misleading statements contained in our Prospectus. On December 9, 2019, we filed our answer to the consolidated amended complaint denying the falsity of these statements, and discovery is underway.

In addition to the State and Federal Actions, on July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of our former officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934, or the Exchange Act, in connection with our IPO and our 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action during the pendency of the Federal Actions, and the case remains stayed.

In addition to the actions described above relating to our IPO, two lawsuits purporting to challenge disclosures made in connection with our merger have also been filed. The first, captioned Bushansky v. Restoration Robotics, Inc., et al., No. 5:19-cv-06004-MMC, alleged, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleged that the proxy statement filed with the SEC by Restoration Robotics on September 10, 2019 in connection with the Merger omitted or misrepresented material information. The complaint sought, among other things, injunctive relief, unspecified damages, and attorneys’ fees and costs. On November 6, 2019, the plaintiff voluntarily dismissed the Bushansky action with prejudice as to his individual claims and without prejudice as to the claims of the putative class.

The second, a putative shareholder class action complaint captioned Pak v. Restoration Robotics, Inc., et al., No. 1:19-cv-02237, was filed in the United States District Court for the District of Delaware on December 6, 2019. The complaint alleges, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleges that the proxy statement filed with the SEC by Restoration Robotics on September 10, 2019 in connection with the Merger contained false or misleading information. The complaint seeks, among other things, compensatory and/or rescissory damages, and attorneys’ fees and costs. On February 26, 2020, the District Court appointed Joon Pak as Lead Plaintiff in the Pak action, and approved his selection of Lead Counsel. We believe that these lawsuits are without merit and we intend to vigorously defend against these claims.

Our Chinese subsidiary, or Venus Concept China, imports and sells registered medical devices and unregistered non-medical devices in the PRC. One of its unregistered products has been the subject of inquiries from two district level branches of the SAMR, Xuhui MSA and Huangpu MSA, as to whether the product was properly sold as a non-medical device. In January 2019, Venus Concept China had applied to register a version of this non-medical device as a medical device with the National Medical Products Administration of PRC, or NMPA. On June 12, 2019, Venus Concept China was informed that Xuhui MSA had opened an administrative investigation case related to whether the device is an unregistered medical device, as a result of a complaint that Xuhui MSA received from a former distributor of Venus Concept China. Huangpu MSA notified Venus Concept China that it would be suspending its separate investigation against Venus Concept China, pending the results of the Xuhui MSA investigation. We and Venus Concept China have voluntarily stopped sales in China of this product. On December 11, 2019, Xuhui MSA informed Venus Concept China that a determination had been made by the Shanghai Medical Products Administration that Versa’s IPL function should be administered as a Class II medical device. Xuhui MSA also suggested that Venus Concept China consider a voluntary recall of all Versa units sold in China. Venus Concept China is currently contemplating a recall plan. In late January 2020, Venus Concept China received a copy of the Shanghai Medical Products Administration’s determination that because of the intended uses for Versa’s IPL function comprise medical treatment functions such as “treatment of benign pigmented epidermis and skin lesions,” Versa’s IPL function should be administered as a Class II medical device. Venus Concept China has not yet received a notice of proposed penalty decision from Xuhui MSA. Venus Concept China has not yet received a determination from NMPA on its application for registering Versa’s IPL function as a medical device. Although the revenue generated from the product that is the subject of the investigation did not represent a material amount of our total revenues for the years ended December 31, 2019 or 2018, monetary penalties nonetheless could be material. Venus Concept and Venus Concept China are cooperating with the relevant authorities, however, Venus Concept China cannot predict the outcome of this matter.

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

Market Information

Our common stock has been listed on the Nasdaq Global Market since October 12, 2017.  Prior to the merger with Venus Concept Ltd., our common stock traded under the symbol “HAIR” and following the merger, our common stock trades under the symbol “VERO”.

Holders

As of March 25, 2020, there were 173 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available earnings, if any, for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Performance Graph

As a smaller reporting company, we are not required to provide disclosure for this Item.

Recent Sale of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Consolidated Financial Data.

As a smaller reporting company, we are not required to provide disclosure for this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

Overview

We are an innovative global medical technology company that develops, commercializes, and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related practice enhancement services. Our aesthetic systems have been designed on a cost-effective, proprietary and flexible platform that enables us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In 2019 and 2018, a substantial majority of Venus Concept Ltd.’s systems delivered in North America were in non-traditional markets.

In November 2019, we completed our business combination with Venus Concept Ltd. and the business of Venus Concept Ltd. became the primary business of the company, as described in more detail below under the heading “Merger with Venus Concept Ltd.” The combination with Restoration Robotics, a global leader in hair restoration, significantly expanded our presence and capability in the hair restoration market. We have developed and commercialized a robotic device, the ARTAS® System, that assists physicians in performing many of the repetitive tasks that are part of a follicular unit extraction surgery, or FUE, a type of hair restoration surgery. In July 2018, we introduced the ARTAS® iX Robotic Hair Restoration System, which we believe is the first and only robotic intelligent solution to offer precise, minimally invasive, repeatable harvesting and implantation functionality in one platform. The system delivers procedural analysis, precision, repeatability, and clinical workflow efficiency for hair restoration. Through our NeoGraft division, which we acquired in 2018, we offer an automated hair restoration system that facilitates the harvesting of follicles during an FUE process, improving the accuracy and speed over commonly used manual extraction instruments. Our hair restoration systems are sold primarily to plastic surgeons and dermatologists, and in the United States we offer doctors using the NeoGraft® system the services of a group of independently contracted technicians, whom we market as “VeroGrafters”. This group of approximately 50 technicians is available to assist the physician during a NeoGraft® hair restoration procedure. The ARTAS® iX System complements our NeoGraft® hair restoration system and allows us to penetrate a broader segment of the hair restoration market. We expect to make the VeroGrafters™ service available in 2020 to physicians using the ARTAS® System.

We have had recurring net operating losses and negative cash flows from operations. As of December 31, 2019 and 2018, we had an accumulated deficit of $75.7 million and $35.1 million, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. As of December 31, 2019 and 2018, we had cash and cash equivalents of $15.7 million and $6.8 million, respectively. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity investment or debt financing. We completed convertible notes offerings in June 2019 and August 2019 as described in the following paragraph and in more detail below under the heading “Convertible Note Financings” and a private placement financing in November 2019 as described in the following paragraph and in more detail below under the heading “Concurrent Financing”. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows.

On June 25, 2019, Venus Concept Ltd. sold $7.8 million of convertible notes. On August 14, 2019, Venus Concept Ltd. sold an additional $7.2 million of Venus Concept Ltd.’s convertible notes to certain investors. On August 21, 2019, Venus Concept Ltd. sold an additional $14.05 million to certain of the equity commitment letter investors. Immediately after the Merger (as defined below) we issued and sold securities in a private placement for approximately $28.1 million. See “—Concurrent Financing”. On March 18, 2020 we issued and sold securities in a private placement for approximately $22.3 million.  See “—2020 Private Placement” below. We believe that the net proceeds from the issuance of the securities issued in the 2020 private placement, together with our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months. We based this estimate on our current assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See ‘‘—Liquidity and Capital Resources’’.

Merger with Venus Concept Ltd.

In accordance with the terms of the Agreement and Plan of Merger and Reorganization, or the Merger Agreement, dated March 15, 2019, as amended, by and among Venus Concept Ltd., Restoration Robotics and Radiant Merger Sub Ltd., a company organized under the laws of Israel and a direct, wholly-owned subsidiary of Restoration Robotics, or Merger Sub, Merger Sub merged with and into Venus Concept Ltd., with Venus Concept Ltd. surviving as a wholly-owned subsidiary of Restoration Robotics, or the Merger. Following the completion of the Merger, Restoration Robotics changed its corporate name to “Venus Concept Inc.” and the business conducted by Venus Concept Ltd. became the primary business conducted by the company.

At the effective time of the Merger, each outstanding ordinary and preferred share of Venus Concept Ltd., other than shares held by Venus Concept Ltd. as treasury stock or held by the Company or Merger Sub, were converted into the right to receive 8.6506 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of Common Stock of the Company, par value $0.0001 per share (“Common Stock”), and each outstanding stock option and warrant issued and outstanding by Venus Concept Ltd. was assumed by Restoration Robotics and converted into and became an option or warrant (as applicable) exercisable for shares of Common Stock with the number and exercise price adjusted by the Exchange Ratio.

The Merger was accounted for as a reverse acquisition with Venus Concept Ltd. as the acquiring company for accounting purposes, and  Venus Concept as the legal acquirer. As a result, upon consummation of the Merger, the historical financial statements of Venus Concept Ltd. became the historical financial statements of Venus Concept Inc.

Concurrent Financing

Immediately following the closing of the Merger, we issued and sold in a private placement to certain investors an aggregate of approximately 7.5 million shares of our common stock and warrants to purchase up to an aggregate of approximately 3.7 million shares of our common stock at an exercise price of $6.00 per share, which we refer to as the Concurrent Financing. The aggregate purchase price for the securities sold in the Concurrent Financing was approximately $28.1 million. We filed the registration statement on Form S-3 (333-236207) registering the resale of the shares sold in the Concurrent Financing and shares issuable upon exercise of the warrants which became effective  on February 12, 2020. The warrants issued in the Concurrent Financing are exercisable beginning on May 7, 2020.

Reverse Stock Split

Immediately following completion of the Merger, we effected a 15-for-1 reverse stock split, or Reverse Stock Split, of all outstanding shares of our common stock. All share and per share amounts shown in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split, unless otherwise noted.

2020 Private Placement

On March 18, 2020, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and they agreed to purchase an aggregate of approximately 2.3 million shares of our common stock, 0.7 million shares of Series A convertible preferred stock, par value $0.0001 per share, which is convertible into 6.6 million shares of our common stock and warrants to purchase up to an aggregate of approximately 6.7 million shares of our common stock at an exercise price of $3.50 per share, which we refer to as the 2020 Private Placement. The warrants have a five-year term and are exercisable beginning 181 days after their issue date. The Series A preferred stock will automatically convert into shares of common stock upon receipt of stockholder approval. The Series A preferred stock has no voting rights other than as required by law. The aggregate purchase price for the securities sold in the 2020 Private Placement was approximately $22.3 million. The transaction was completed on March 19, 2020.

Products and Services

We derive revenue from the sale of products and services. Product revenue includes revenue from the following:

•	the sale of systems, which includes the main console and is inclusive of control software and applicators (referred to as system revenue);
•	marketing supplies and kits;
•	consumables and disposables;
•	replacement applicators/handpieces; and
•	Venus Concept skincare and hair products.

Service revenue includes revenue derived from our VeroGrafters™ technician services, practice enhancement services, our 2two5 internal advertising agency, and our extended warranty service contracts provided to our existing customers.

Systems are sold through our subscription model, or through traditional sales contracts directly and through distributors.

We generate recurring monthly revenue under our subscription-based business model and from traditional system sales. Venus Concept Ltd. commenced a subscription-based model in North America in 2011 and, for the years ended December 31, 2019 and 2018, approximately 51% and 55%, respectively, of aesthetic systems Venus Concept Ltd. delivered were sold under the subscription model. We have launched our subscription model in targeted international markets in which we operate directly. We currently do not offer the ARTAS® iX System under the subscription model.

Our subscription model includes an up-front fee and a monthly payment schedule, typically over a period of 36 months, with approximately 40% of total contract payments collected in the first year. To ensure that each monthly product payment is made on time and that the customer’s system is serviced in accordance with the terms of the warranty, every product purchased under a subscription agreement requires a monthly activation code, which we provide to the customer upon receipt of the monthly payment. These recurring monthly payments provide our customers with enhanced financial transparency and predictability. If economic circumstances are appropriate, we provide customers in good standing with the opportunity to “upgrade” to new agreements for the newest available or alternative Venus Concept’s technology throughout the subscription period. This structure can provide greater flexibility than traditional equipment leases secured through financing companies. Through our practice enhancement services, we work closely with our customers and physicians to provide business recommendations that improve the quality of service outcomes, build patient traffic and improve financial returns for the customer’s business.

We have developed and commercialized twelve technology platforms, including our ARTAS® and NeoGraft® systems. Our  medical aesthetic technology platforms have received regulatory clearance for indications such as treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains, as well as other indications, that are cleared for marketing in overseas markets but not in the United States, including treatment of certain soft tissue injuries, temporary increase of skin tightening, temporary body contouring, and vaginal treatments in the Israeli market only. In 2018, we acquired NeoGraft® and in November 2019, we completed our business combination with Restoration Robotics, which significantly expanded our hair restoration product offerings and capabilities to include the ARTAS® iX System, a robotic device that assists physicians in a FUE hair restoration procedure. We believe these two systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market.

In the United States, we have obtained 510(k) clearance from FDA for our Venus Freeze and Freeze Plus systems, Venus Viva, Venus Legacy, Venus Versa, Venus Velocity, Venus Heal, Venus Bliss and ARTAS® systems. The Venus Glow and NeoGraft® systems are listed as class I devices under FDA classification system. Outside the United States, we market our technologies in over 60 countries across Europe, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed. See “Venus Concept Business—Venus Concept’s Products” in this Annual Report on Form 10-K for a summary of FDA, EU and Health Canada cleared indications for our systems.

As of December 31, 2019, we operated directly in 29 international markets through our 24 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, Singapore, Indonesia, Vietnam, India, Israel, Italy, Bulgaria, Russia, Kazakhstan and South Africa.

Our revenues increased from $102.6 million in 2018 to $110.4 million in 2019. Our company had a net loss attributable to Venus Concept of $40.6 million and $15.0 million in the years ended December 31, 2019 and 2018, respectively. We had Adjusted EBITDA loss of $12.5 million and $9.8 million in 2019 and 2018, respectively.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP measure defined as net loss income before foreign exchange loss, financial expenses, income tax expense, depreciation and amortization, stock-based compensation and non-recurring items for a given period. Adjusted EBITDA is not a measure of our financial performance under U.S. GAAP and should not be considered an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Accordingly, you should consider Adjusted EBITDA along with other financial performance measures, including net income, and our financial results presented in accordance with U.S. GAAP. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are: Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and although depreciation and amortization are a non-cash charges, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

We believe that Adjusted EBITDA is a useful measure for analyzing the performance of our core business because it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by changes in foreign exchange rates that impact financial assets and liabilities denominated in currencies other than the U.S. dollar, tax positions (such as the impact on periods or companies of changes in effective tax rates), the age and book depreciation of fixed assets (affecting relative depreciation expense), amortization of intangible assets, stock-based compensation expense (because it is a non-cash expense) and non-recurring items as explained below.

The following reconciliation of net loss  to Adjusted EBITDA for the years presented:

Venus Concept Inc.

Reconciliation of Net loss to Non-GAAP Adjusted EBITDA

	Year Ended, December 31,
	2019	2018
Reconciliation of net loss to adjusted EBITDA	(in thousands)
Net loss	$(42,295)	$(14,209)
Foreign exchange loss	2,611	3,266
Finance expenses	7,549	5,361
Income tax expense	1,857	2,215
Depreciation and amortization	2,040	1,340
Stock-based compensation expense	2,158	1,257
Customer bankruptcy recorded in provision for bad debt	—	8,256
Other adjustments (1)	13,553	2,283
Adjusted EBITDA	$(12,527)	$9,769

(1)  For the year ended December 31, 2019, the other adjustments are mainly represented by professional fees related to the Merger and a patent infringement case. For the year ended December 31, 2018, the other adjustments are mainly represented by professional fees incurred in 2018 related to a transaction that was not completed.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sale contract and under subscription agreements. The following table set forth the number of systems we have delivered in the geographic regions indicated:

	Year Ended December 31,
	2019	2018
United States	647	538
International	1,817	1,542
Total systems delivered	2,464	2,080

Mix between traditional sales, subscription model sales and distributor sales. We deliver systems through (1) traditional direct system sales contracts to customers, (2) our subscription model, and (3) system sales through distributor agreements. Unit deliveries under direct system sales contracts and subscription agreements have the higher per unit revenues and gross margins, while revenues and gross margins on systems sold through distributors are lower. However, distributor sales do not require significant sales and marketing support as these expenses are borne by the distributors. In addition, while traditional system sales contracts and subscription contracts have similar gross margins, cash collections on subscription contracts generally occur over a three-year period, with approximately 40% collected in the first year and the balance collected evenly over the remaining two years of the subscription agreement.

Significant Investment in Sales, Marketing and Operations. We have made a strategic decision to continue to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This includes reducing our reliance on distributor arrangements, opening more direct offices and hiring experienced sales, marketing and operational staff. While we will generate incremental product sales in these new markets, these revenues and the related margins may not fully offset the startup investments in the initial years. In 2019, we did not open any direct sales offices. In 2018, we opened direct sales offices in Argentina and South Korea and relaunched our direct operations in Germany.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining required payments under the subscription contracts. In 2019, we performed a market by market re-evaluation of our bad debt experience across our operations and determined that the allowance for doubtful accounts was insufficient to cover the non-performing accounts and anticipated write-offs under our subscription contracts. This resulted in an incremental charge to bad debt expense in the fourth quarter and a full year bad debt expense of approximately $10.0 million in 2019. Bad debt expense in 2018 reflects an $8.3 million provision against the receivable of a large U.S. national account customer that filed for Chapter 11 bankruptcy in February 2019. To the extent that we conduct a significant amount of business with one customer or distributor, the potential impact on the business, both positive and negative, can significantly impact our results.

Outlook

The global pandemic caused by the novel coronavirus (COVID-19) has significantly impacted our growth trends during the first three months of 2020, which, while difficult to predict, we expect will continue to impact our results in the second quarter of 2020 and possibly beyond. We are a global business, having established a commercial presence in more than 60 countries over the course of our ten-year history. Approximately 30% of our 2019 sales came from the APAC and European regions which were impacted by the pandemic throughout the first quarter, and we have also seen a pronounced decline in both procedures and system adoption in the U.S. beginning in March 2020.

As a result of the global economic turmoil that has resulted from COVID-19, we also expect that some of our customers may experience difficulty in making timely payments or payments at all during this pandemic under their subscription agreements which could result in higher than anticipated bad debt expense over the course of the 2020 fiscal year.

After the Merger, we focused on improving the profitability of the combined businesses and have identified approximately $18.0 million of synergies and cost reductions related to the Merger that we expect to realize over the course of fiscal 2020.  In addition, and in response to the challenging trends in recent months related to COVID-19, we also conducted a full review of our 2020 operating budget. In this review, we identified additional operating expense reduction opportunities of at least $20 million, which we expect to implement beginning in the second quarter. We also continue to identify additional expense cuts that will be made if we experience a prolonged recovery from this pandemic. We expect to begin implementing this expense reduction program in the second quarter of 2020. We cannot assure you that we will be successful in fully realizing synergies and cost reductions related to the Merger or that we will realize additional operating expense reductions in the range of our estimates.

We cannot anticipate all of the ways in which the current economic conditions, resulting from the COVID-19 pandemic, could adversely impact our business. We may need additional capital to fund our future operations.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of marketing supplies and kits, consumables and our skincare and hair products and (3) service revenue from the sale of our VeroGrafters™ technician services, our 2two5 internal advertising agency and our extended warranty service contracts provided to existing customers.

System Revenue

For the years ended December 31, 2019 and 2018, approximately 67% and 75%, respectively, of our system revenues were derived from subscription contracts. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a deposit. The significantly reduced up-front financial commitment, coupled with less onerous credit and disclosure requirements, is intended to make our subscription-based  sales program more appealing and affordable to physicians, including non-traditional providers of aesthetic services such as family practice, general practice, and medical spas. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the years ended December 31, 2019 and 2018, approximately 27% and 20%, respectively, of our system revenues were derived from traditional sales. Customers generally demand higher discounts in connection with these types of sales. We recognize revenues from products sold to end customers based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determine the transaction price; and (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We do not generally grant rights of return or early termination rights to its end customers. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the years ended December 31, 2019 and 2018, approximately 6% and 5%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

Procedure Based Revenue

We generate revenue from our harvesting and site making procedures in hair restoration procedures. The harvesting procedure is an act of activating the needle mechanism of the ARTAS® System and it consists of multiple harvests (each harvested hair follicle is one harvest), which direct customers can purchase at fixed price per harvest (with a minimum of 750 harvests) or a set price per procedure, as agreed upon at the time of system purchase. We also provide one sterile and one non-sterile disposable clinical kit per procedure. On average, each procedure consists of approximately 1,500 harvests. The customer must place an online order with us for the number of procedures desired and make a payment. Upon receipt of the order and the related payment, we release an electronic key that enables the ARTAS® System to perform the number of procedures purchased. Once the procedures are exhausted (or “consumed”), the customer must purchase additional procedures. Harvesting procedures can also be purchased in bulk orders. The site making procedure is use of the ARTAS® System to create a recipient site (i.e. site making) in the patient’s scalp affected by androgenic alopecia or AGA (or male pattern baldness). The site making procedures generally include one disposable site making kit. The site making procedures are sold to customers in the same manner as the harvesting procedures.

Other Product Revenue

We also generate revenue from our customer base by selling Glide (a cooling/conductive gel which is required for use with many of our systems), marketing supplies and kits, consumables and disposables, replacement applicators and handpieces, our skincare products (Venus Skin) and hair products, and ARTAS® System training.

Service Revenue

We generate ancillary revenue from our existing customers by selling additional services including VeroGrafters™ technician services for hair restoration using our NeoGraft® system, extended warranty service contracts, and services provided by our 2two5 internal advertising agency.

Cost of Goods Sold and Gross Profit

Cost of goods sold consists primarily of costs associated with manufacturing our different systems, including direct product costs from third-party manufacturers, warehousing and storage costs and fulfillment and supply chain costs inclusive of personnel-related costs (primarily salaries, benefits, incentive compensation and stock-based compensation). Cost of goods sold also includes the cost of upgrades, technology amortization, royalty fees, parts, supplies, and cost of product warranties.

Operating Expenses

Selling and Marketing. We currently sell our products and services using direct sales representatives in North America and in select international markets. Our sales costs primarily consist of salaries, commissions, benefits, incentive compensation and stock-based compensation. Costs also include expenses for travel and other promotional and sales-related activities. We continue to invest in new sales and marketing programs, and we expect that selling costs will continue to increase as we expand our direct operations across all geographic segments. However, we expect that selling expenses as a percentage of revenue will decline over time.

Our marketing costs primarily consist of salaries, benefits, incentive compensation and stock-based compensation. They also include expenses for travel, trade shows, and other promotional and marketing activities, including direct and online marketing. Our marketing expenses have increased as we continue to scale up our direct operations across all geographic segments. However, given the fixed cost nature of many of these expenses, we expect that marketing expenses as a percentage of revenue will decline over time.

General and Administrative. Our general and administrative costs primarily consist of expenses associated with our executive, accounting and finance, legal, intellectual property and human resource departments. These expenses consist of personnel-related expenses (primarily salaries, benefits, incentive compensation and stock-based compensation) and allocated facilities costs, audit fees, legal fees, consultants, travel, insurance and bad debt expense. During the normal course of operations, we may incur bad debt expense on accounts receivable balances that are deemed to be uncollectible. We expect our general and administrative expenses to increase due to the anticipated growth of our business and infrastructure.

Research and Development. Our research and development costs primarily consist of personnel-related costs (primarily salaries, benefits, incentive compensation, and stock-based compensation), material costs, amortization of intangible assets, regulatory affairs, and clinical costs, and facilities costs in our Yokneam, Israel research center. Our ongoing research and development activities are primarily focused on improving and enhancing our current technologies, products, and services, and on expanding our current product offering with the introduction of new products and expanded indications.

Our expenses all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in absolute dollars as we continue to invest in research, clinical studies, regulatory affairs, and development activities, but to decline as a percentage of revenue as our revenue increases over time.

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rate on our long-term debt is fixed at 9% as of December 31, 2019 and 9% as of December 31, 2018.

Foreign Exchange Loss (Income)

Foreign currency exchange loss (income) changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Income Taxes Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  Our most significant temporary difference results from our subscription business.  In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription contract is reported and tax affected.  This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer.   Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States.  We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized.

As of December 31, 2019, we had U.S. federal net operating loss carryforwards of $228.0 million, which may be available to offset future taxable income and begin to expire in 2022 and 2039 respectively. As of December 31, 2019, we also had U.S. federal and state research and development tax credit carryforwards of $2.3 million and $2.6 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2025. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

We may recognize the tax benefit from an uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.  During the year we determined that $0.6 million of future tax benefits met this criterion.

Non-Controlling Interests

In many countries where we have direct operations, we have minority shareholders. For accounting purposes, these minority partners are referred to as non-controlling interests, and we record the non-controlling interests’ share of earnings in our subsidiaries as a separate balance within stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholder’ equity.

Restatement of Comparative Amounts

For the year ended December 31, 2018, we previously classified the issuance of common stock shares and preferred shares as a credit to common stock. In accordance with U.S. GAAP, amounts issued in excess of par value are required to be accounted for in additional paid in capital (APIC). The error is a reclassification from common stock into APIC and has an immaterial impact on the consolidated statement of stockholders’ equity and consolidated balance sheet. Items previously reported have been reclassified to conform to U.S. GAAP and the reclassification did not have any impact on the Company’s consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of cash flows and net loss per share calculations.

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the years indicated:

	Year Ended December 31,
	2019	2018
Consolidated Statements of (Loss) Income:	(dollars in thousands)
Revenues:
Leases	$65,170	$71,540
Products and services	45,236	31,074
Total revenue	110,406	102,614
Cost of goods sold	33,753	23,259
Gross profit	76,653	79,355
Operating expenses:
Sales and marketing	41,409	37,315
General and administrative	47,497	27,432
Research and development	8,034	7,047
Provision for bad debts	9,991	10,928
Total operating expenses	106,931	82,722
Loss from operations	(30,278)	(3,367)
Foreign exchange loss	2,611	3,266
Finance expenses	7,549	5,361
Loss before income taxes	(40,438)	(11,994)
Income tax expense	1,857	2,215
Net loss	$(42,295)	$(14,209)
Net loss attributable to the Company	(40,619)	(14,959)
Net (loss) income attributable to noncontrolling interest	(1,676)	750
Net loss	$(42,295)	$(14,209)
As a % of revenue:
Revenues	100%	100%
Cost of goods sold	30.6	22.7
Gross profit	69.4	77.3
Operating expenses:
Selling and marketing	37.5	36.4
General and administrative	43.0	26.7
Research and development	7.3	6.9
Provision for bad debts	9.0	10.6
Total operating expenses	96.9	80.6
Loss from operations	(27.4)	(3.3)
Foreign exchange loss	2.4	3.2
Finance expenses	6.8	5.2
Loss before income taxes	(36.6)	(11.7)

The following tables set forth our revenue by region and by product type for the years indicated:

	Year Ended December 31,
Revenues by region:	2019	2018
United States	$47,723	$46,311
International	62,683	56,303
Total revenue	$110,406	$102,614

	Year Ended December 31,
	2019	2018
Revenues by product:	(in thousands)
Subscription—Systems	$65,170	$71,540
Products—Systems	31,730	23,454
Products other (1)	6,030	4,412
Services (2)	7,476	3,208
Total revenue	$110,406	$102,614

(1)	Products other include ARTAS procedure kits, Venus Concept’s Venus Skin and hair products, and other consumables.
(2)	Services include VeroGrafters™ technician services, 2two5 ad agency services and extended warranty sales.

Comparison of the Years Ended December 31, 2019 and 2018

Revenues

	Year Ended December 31,
	2019		2018		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$65,170	59.0	$71,540	69.7	$(6,370)	(8.9)
Products—Systems	31,730	28.7	23,454	22.9	8,276	35.3
Products other	6,030	5.5	4,412	4.3	1,618	36.7
Services	7,476	6.8	3,208	3.1	4,268	133.0
Total	$110,406	100.0	$102,614	100.0	$7,792	7.6

Total revenue increased by $7.8 million, or 7.6%, to $110.4 million for the year ended December 31, 2019 from $102.6 million for the year ended December 31, 2018. The increase in revenue was a result of increased revenue in the United States of $1.4 million and increased revenue in international markets of $6.4 million. The increase in revenue in the United States was driven by ARTAS® iX revenue post-Merger. The increase in revenue in international markets is largely due to our expanded direct sales presence in Latin America and Asia.

We sold an aggregate of 2,464 systems in the year ended December 31, 2019 compared to 2,080 in the year ended December 31, 2018. The percentage of systems revenue derived from our subscription model was approximately 67% in the year ended December 31, 2019 compared to 75% in the year ended December 31, 2018.

Other product revenue increased by $1.6 million, or 36.7%, to $6.0 million in the year ended December 31, 2019 from $4.4 million in the year ended December 31, 2018.The increase was driven by sales of ARTAS procedure kits, our expanded direct sales presence in Latin America and Asia and additional consumables sales related to increased systems sales.

Services revenue increased by $4.3 million, or 133.0%, to $7.5 million in the year ended December 31, 2019 from $3.2 million in the year ended December 31, 2018. This increase was driven by an expansion of the VeroGrafters™   technician services, a full year of new 2two5 ad agency services that commenced operation in the second quarter of 2018, and additional warranty revenue on ARTAS® systems.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $10.5 million, or 45.1%, to $33.8 million in the year ended December 31, 2019 from $23.3 million in the year ended December 31, 2018. Gross profit decreased by $2.7 million, or 3.4%, to $76.7 million in the year ended December 31, 2019, as compared to $79.4 million in the year ended December 31, 2018. The decrease in gross profit is primarily due to lower average selling prices on the sale of certified pre-owned systems and increased services revenue at lower margins. Gross margin was 69.4% of revenue in the year ended December 31, 2019 compared to 77.3% of revenue in the year ended December 31, 2018.The decrease in gross profit percentage is primarily related to an increase in cost of goods sold mainly due to a large chain account sale in Asia at a lower margin, increased costs of replacement parts under warranty, and lower selling prices on sales of certain certified pre-owned systems, and sales of ARTAS® iX systems, which have a lower margin than other systems.

Operating expenses

	Year Ended December 31,
	2019		2018		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$41,409	37.5	$37,315	36.4	$4,094	11.0
General and administrative	47,497	43.0	27,432	26.7	20,065	73.1
Research and development	8,034	7.3	7,047	6.9	987	14.0
Provision for bad debts	9,991	9.1	10,928	10.6	(937)	(8.6)
Total operating expenses	$106,931	96.9	$82,722	80.6	$24,209	29.3

Selling and Marketing. Selling and marketing expenses increased by 11.0% in the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to the Merger completed in the fourth quarter of 2019 and costs related to the Bliss launch in the U.S. As a percentage of total revenues, our selling and marketing expenses increased by 1.1%, from 36.4% in the year ended December 31, 2018 to 37.5% in the year ended December 31, 2019. We expect selling and marketing expenses to decrease as a percentage of sales in the future.

General and Administrative. General and administrative expenses increased by 73.1% in the year ended December 31, 2019 compared to the year ended December 31, 2018, reflecting costs related to the Merger and general and administrative expenses of Restoration Robotics post-Merger, continued investment in corporate infrastructure including expanded infrastructure in Asia-Pacific, Latin America and Europe, the related general and administrative expenses resulting from the expansion of the 2two5 internal advertising agency. As a percentage of total revenues, our general and administrative expenses increased by 16.3%, from 26.7% in the year ended December 31, 2018, to 43.0% in the year ended December 31, 2019, primarily due to Merger-related expenses.

Research and Development. Research and development expenses increased by 14.0% in the year ended December 31, 2019 compared to the year ended December 31, 2018. As a percentage of total revenues, our research and development expenses increased by 0.4%, from 6.9% in the year ended December 31, 2018, to 7.3% in the year ended December 31, 2019.

Provision for Bad Debts. The provision for bad debts decreased by 8.6% in the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease related to non-recurrence of a $8.3 million bad debt incurred in 2018 due to a large U.S. national account customer filing for Chapter 11 bankruptcy, partially offset by a charge to bad debt expense in 2019. In 2019, we performed a market by market re-evaluation of our bad debt experience across our operations and determined that the allowance for doubtful accounts was insufficient to cover the non-performing accounts and anticipated write-offs under our subscription contracts. This resulted in an incremental charge to bad debt expense in the fourth quarter and a full year bad debt expense of approximately $10.0 million in 2019. As a percentage of total revenues, our provision for bad debts decreased 1.5%, from 10.6% in the year ended December 31, 2018, to 9.1% in the year ended December 31, 2019.

Foreign exchange loss (income). We had a foreign exchange loss of $2.6 million in the year ended December 31, 2019 and foreign exchange loss of $3.3 million in the year ended December 31, 2018. Changes in foreign exchange in 2019 are driven mainly by foreign exchange effect on accounts receivable balances denominated in currencies other than the US dollar. We generally do not hedge against foreign currency risk.

Finance Expenses. Finance expenses increased by $2.1 million, to $7.5 million in the year ended December 31, 2019 from $5.4 million in the year ended December 31, 2018. This increase is a result of interest expense on increased debt assumed with our primary lender in the years ended December 31, 2019 and 2018. See “—Liquidity and Capital Resources” below.

Income Taxes Expense. Income taxes expense decreased to $1.9 million in the year ended December 31, 2019 from a $2.2 million income tax expense in the year ended December 31, 2018. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place.  In 2019 we had a combination of less profitable sales and an increase in sales in lower rate tax jurisdictions.

Liquidity and Capital Resources

We had $15.7 million and $6.8 million of cash and cash equivalents as of December 31, 2019 and 2018, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities to investors in private placements and through debt financing. During the year ended December 31, 2019, we drew an additional $10.0 million on a term loan facility with Madryn Health Partners, LP, $2.1 million on a credit facility with City National Bank of Florida and issued an aggregate principal amount of $29.1 million unsecured senior subordinated convertible promissory notes to certain existing investors, which converted into shares of common stock immediately after consummation of the Merger. We had total debt obligations of approximately $69.0 million as of December 31, 2019, including line of credit borrowings of $7.8 million, compared to total debt obligations of approximately $56.5 million at December 31, 2018, including line of credit borrowings of $5.6 million. The proceeds from the $28.1 million equity financing that closed on November 7, 2019 were used  in part to retire Restoration Robotics outstanding senior debt obligations upon closing of the Merger, resulting in combined company indebtedness of approximately $40.9 million. See “—Concurrent Financing” above. In connection with the Merger, all outstanding convertible debt obligations were converted into approximately 4.1 million shares of common stock. See “—Convertible Note Financing” below. During 2018, Venus Concept Ltd. raised $6.9 million from the sale of its preferred shares to existing investors that was used to fund the NeoGraft  acquisition, and Venus Concept Ltd. refinanced its long-term debt yielding incremental proceeds of $15.0 million used to fund working capital.

Our working capital requirements reflect the growth of our business, in particular, the shift from a traditional sales model to a subscription model. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 67:33 in 2019, compared to 75:25 in 2018. In the second half of 2019, we directed more effort to securing traditional sales in order to improve cash flow. We expect this trend will continue in 2020. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

We also require modest funding for capital expenditures. Our capital expenditures relate primarily to our research and development facilities in Yokneam, Israel. In addition, our capital investments have included improvements and expansion of our subsidiary operations to support our growth.

Madryn Credit Agreement

On October 11, 2016, Venus Concept Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended, (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement is comprised of four tranches of debt aggregating $70.0 million. As at December 31, 2019, the Subsidiary Obligors had borrowed $60.0 million under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Term C borrowings of $10.0 million were undrawn and are no longer available. As of December 31, 2018, we have drawn on the term A-1 and A-2 borrowings for gross debt of $50.0 million. Borrowings under the Madryn Credit Agreement are secured by substantially all of our assets and the assets of the Subsidiary Obligors. On the 24th payment date, which is September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement will become due and payable in full.

In connection with the Madryn Credit Agreement, Venus Concept Ltd. issued three types of 10-year warrants (“Madryn Warrants”). Immediately prior to the consummation of the Merger, Madryn held Madryn Warrants to purchase 150,000 ordinary shares of Venus Concept Ltd. at a price of $5.0604 per share, 150,000 Series B preferred shares of Venus Concept Ltd. at a price of $5.0604 per share, and 12,000 Series C preferred shares of Venus Concept Ltd. at a price of $5.0604 per share. At the effective time of the Merger, each outstanding Venus Concept Ltd. warrant, whether or not vested, to purchase ordinary shares or preferred shares, as applicable, of Venus Concept Ltd., that was unexercised immediately prior to the effective time of the Merger was converted into a warrant to purchase shares of our common stock as determined pursuant to the Exchange Ratio as defined above. We had Madryn Warrants exercisable for 179,932 shares of common stock outstanding as of December 31, 2019, after giving effect to the Reverse Stock Split defined above.

Effective August 14, 2018, interest on the Madryn loan is 9%, payable quarterly. Previously, interest was payable quarterly, at Venus Concept Ltd.’s option, as follows: cash interest 9% during the interest only period, which was 3 years or 12 principal payments after closing, plus an additional 4% rate, paid in kind (“PIK”). We have the option of settling the PIK interest in cash or adding the owed interest to the principal amount of the loan.

The loans are collateralized by substantially all the assets of Venus Concept Ltd. and certain of its subsidiaries. In addition, the Madryn Credit Agreement contains certain covenants that require us together with our subsidiaries to achieve certain minimum revenue and liquidity thresholds. The minimum revenue and liquidity covenants require that we and our subsidiaries, on a consolidated basis, achieve (i) minimum reported revenue targets for any four consecutive fiscal quarter period of an amount equal to the greater of (A) $100.0 million and (B) one hundred and fifty percent (150%) of the aggregate outstanding amount of the loans as of the last day of such four consecutive fiscal quarter period, (ii) minimum levels of cash held in deposit accounts controlled by Madryn to be no less than $2.0 million and (iii) minimum levels of cash held in all deposit accounts, plus availability under the CNB Credit Facility (as defined below), to be no less than $5.0 million.

The Madryn Credit Agreement also contains various covenants that limit our ability and the ability of our subsidiaries to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability, without Madryn’s consent, to, among other things:

•	sell, lease, transfer, exclusively license or dispose of our assets;
•	create, incur, assume or permit to exist additional indebtedness or liens, which may limit our ability to raise additional capital;
•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our capital stock;
•	pay any cash dividend or make any other cash distribution or payment in respect of our capital stock;
•	make specified investments (including loans and advances);
•	make changes to certain key personnel including our President and Chief Executive Officer;
•	merge, consolidate or liquidate; and
•	enter into certain transactions with affiliates.

The covenants under the Madryn Credit Agreement require us to achieve minimum reported revenue targets and minimum levels of cash on hand in certain subsidiaries. As of June 30, 2019, we were not in compliance with the minimum liquidity covenant under Madryn Credit Agreement. Additionally, we failed to timely pay an interest payment due June 28, 2019 as required by Madryn Credit Agreement; however, we subsequently made this interest payment on July 10, 2019.

On July 26, 2019, Venus Concept Ltd. and Madryn executed a waiver and amendment to the Madryn Credit Agreement pursuant to which Madryn lowered the liquidity covenant threshold from $2.0 million to $0.2 million through the earlier of August 30, 2019, or the time we raised $21.0 million in additional equity. Madryn also waived the existing events of default. In addition, the amendment to the Madryn Credit Agreement included, among other changes, a requirement that we complete the Concurrent Financing with proceeds of $21.0 million no later than August 30, 2019. This financing was completed as described above.

Pursuant to the terms of the amendment, if all or any portion of the loans under the Madryn Credit Agreement are prepaid, then a prepayment premium must be paid equal to: (i) 8.00% of the loans prepaid if prepaid on or prior to August 31, 2019, (ii) 6.50% if prepaid after August 31, 2019 but on or prior to August 31, 2020, (iii) 5.00% if prepaid after August 31, 2020 but on or prior to February 28, 2021, (iv) 4.00% if prepaid after February 28, 2021, but on or prior to August 31, 2021, (v) 3.00% if prepaid after August 31, 2021, but on or prior to February 28, 2022, and (vi) 2.00% if prepaid after February 28, 2022.

As of September 30, 2019, we were not in compliance with the minimum debt service coverage ratio under the CNB Credit Facility (as defined below). Failure to comply with the covenants under the CNB Credit Facility would result in a default, which would also cause a default in the Madryn Credit Agreement. CNB has provided a waiver for cross defaults arising under the Madryn Credit Agreement through September 30, 2019.

As of December 31, 2019, we were in compliance with all required covenants.

In connection with the Merger, we entered into an amendment to the Madryn Credit Agreement, dated as of November 7, 2019, (the “Amendment”), pursuant to which we joined as (i) a guarantor to the Madryn Credit Agreement and (ii) a grantor to the certain security agreement, dated October 11, 2016, (as amended, restated, supplemented or otherwise modified from time to time), by and among the grantors from time to time party thereto and the administrative agent (the “U.S. Security Agreement”).

As a guarantor under the Madryn Credit Agreement, we are jointly and severally liable for the obligations (as defined in the Madryn Credit Agreement) thereunder and to secure our obligations thereunder, we have granted the administrative agent a lien on all of our assets pursuant to the terms of the U.S. Security Agreement. In the event of default under the Madryn Credit Agreement, Madryn may accelerate the obligations and foreclose on the collateral granted by Venus Concept Ltd. under the U.S. Security Agreement to satisfy the obligations.

CNB Credit Facility

We have an agreement with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries in the maximum principal amount of $10.0 million ($7.5 million in 2018), to be used to finance working capital requirements (the “Credit Facility”). As of December 31, 2019, there was $7.8 million outstanding ($5.7 million in 2018) under the Credit Facility, which bears interest at LIBOR rate plus 3.25%, which amounted to a weighted average of 5.4% (5.7% in 2018).

In April 2019, the Credit Facility increased from $7.5 million to $10.0 million.

The Credit Facility contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of our assets, incur, create or permit to exist additional indebtedness, or liens, to make dividends and certain other restricted payments, and to make certain changes to its management and/or ownership structure. In addition, the Credit Facility contains certain covenants that require our subsidiary obligors to achieve certain minimum account balances, or a minimum debt service coverage ratio and a maximum total liability to tangible net worth ratio. If our subsidiary obligors fail to comply with these covenants, it will result in a default and require us and our subsidiary obligors to repay all outstanding principal amounts and accrued interest.

The Credit Facility is secured by substantially all of our assets and the assets of certain of our subsidiaries requires us to maintain either a minimum cash balance in deposit accounts or a maximum total liability to tangible net worth ratio and a minimum debt service coverage ratio. As of December 31, 2019 and 2018, we were in compliance with maintaining the maximum total liability to tangible net worth ratio. To be in compliance with maintaining the minimum debt service coverage ratio as of December 31, 2018, we received a waiver to exclude write-offs from a large U.S. national account from the ratio as disclosed above. An event of default under this agreement would cause a default under the Madryn Credit Agreement as described above.

In the event of a default, if we and our subsidiary obligors are unable to repay all outstanding amounts, CNB may foreclose on the collateral granted to it to collateralize the indebtedness, which includes the enforcement of the CNB Guaranty, which will significantly affect our ability to operate its business.

As of March 31, 2019, and June 30, 2019, Venus Concept Ltd. was not in compliance with the minimum debt service coverage ratio under the Credit Facility. CNB provided Venus Concept Ltd. with waivers as of March 31, 2019, and June 30, 2019. As of September 30, 2019, we were not in compliance with the minimum debt service coverage ratio under the Credit Facility. On October 30, 2019, CNB amended the minimum debt service coverage ratio covenant calculation, reaffirmed its prior waiver as of June 30, 2019 and provided us with a waiver removing the requirement to meet the minimum debt service coverage ratio as of September 30, 2019.

As of December 31, 2019 we were in compliance with all required covenants.

Convertible Note Financings

Venus Concept Ltd. convertible promissory notes

In June 2019, Venus Concept Ltd. issued unsecured senior subordinated convertible promissory notes in the aggregate principal amount of $7.8 million. In August 2019, Venus Concept Ltd. issued an aggregate of $21.25 million of additional unsecured senior subordinated convertible promissory notes to certain investors.

The convertible notes issued by Venus Concept Ltd. in June 2019 and August 2019 are collectively referred to as the “2019 Notes”.

The 2019 Notes bore interest at a rate of 8.00% per annum, were unsecured and were due and payable, including accrued interest, on the thirtieth day following the termination of the Merger. When the Merger was consummated, all outstanding principal and any accrued and unpaid interest under the 2019 Notes was automatically converted into a number of shares of fully paid and non-assessable shares of the Common Stock, par value $0.0001 per share, of our company, calculated by dividing the outstanding principal amount of the 2019 Notes (and any accrued and unpaid interest under the 2019 Notes) by the conversion price of $6.996 per share.

In connection with the 2019 Notes, we recognized interest expense of $0.6 million during the period from January 1, 2019 through November 6, 2019.

Venus Concept Inc. (formerly Restoration Robotics) convertible promissory notes

On February 28, 2019, the Company entered into a Note Purchase Agreement pursuant to which the Company raised $5.0 million through the issuance of unsecured subordinated convertible promissory notes to two investors (the “Investors”). The Note Purchase Agreement was amended on August 20, 2019 to adjust the conversion price for per share to $6.996 (post-split) and to provide for automatic conversion of the convertible promissory notes upon consummation of the Merger.

In addition, on August 20, 2019, we entered into a Note Purchase Agreement pursuant to which we raised $2.0 million through the issuance of an unsecured subordinated convertible promissory note to one investor. The convertible notes we issued in February 2019 and August 2019 pursuant to the Notes Purchase Agreements are collectively referred to as the “Notes”. The maturity date of the Notes was August 28, 2020. The Notes bore interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. The Notes were unsecured and subordinated in priority to our existing obligations under the Solar Agreement.

On November 7, 2019, immediately following the closing of the Merger, all outstanding principal and any accrued and unpaid interest on the 2019 Notes and the Notes in the aggregate amount of $37.0 million were automatically converted into 5.3 million of fully paid and non-assessable shares of Common Stock, of which 1.2 million were issued subsequent to December 31, 2019.

Capital Resources

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of December 31, 2019, we had capital resources consisting of cash and cash equivalents of approximately $15.7 million. We have financed our operations principally through the issuance and sale of our common stock, secured debt financing, and payments from customers. Subsequent to the December 31, 2019, we completed the 2020 Private Placement (as defined above) and received approximately $22.3 million in gross proceeds.

We believe our existing cash and cash equivalents, including the proceeds from the 2020 Private Placement, along with cash expected to be generated from the sale of our systems and other products and services, and taking into account our cost reduction initiatives we intend to implement, will be sufficient for us to fund our planned operations for the next twelve months. As a result of the COVID-19 pandemic and the economic turmoil that has resulted, we expect that some of our customers may experience difficulty in making timely payments or payments at all under their subscription agreements. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions, including the effect of the COVID-19 pandemic, could adversely impact our business. We may need additional capital to fund our future operations. In addition, our operating plans may change as a result of many factors some of which may be unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the issuance of securities may have rights, preferences, or privileges senior to those of holders of our common stock, the imposition of more burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital if favorable market conditions or given other strategic considerations even if we believe we have sufficient capital to fund our current or future operating plans.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay or curtail our efforts to develop system product enhancements or new products, including any clinical trials that may be required to market such enhancements;
•	delay or curtail our plans to increase and expand our sales and marketing efforts; or
•	delay or curtail our plans to enhance our customer support and marketing activities.

We are restricted by covenants in the Madryn Credit Agreement and the CNB Credit Facility. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In addition, the Madryn Credit Agreement contains certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default under the agreement and the requirement for us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding.

We based our projections on the amount of time through which our financial resources will be adequate to support our operations on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost of growing our ongoing commercialization and sales and marketing activities;
•	the costs of manufacturing and maintaining enough inventories of our systems to meet anticipated demand and inventory write-offs related to obsolete products or components;
•	the costs of enhancing the existing functionality and development of new functionalities for our systems;
•	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

•

the variability of ARTAS® procedures being performed between periods if particular high-volume practitioners perform a smaller number of procedures in each period as a result of the concentration of procedures performed by certain practitioners;

•	any product liability or other lawsuits and the costs associated with defending them or the results of such lawsuits;
•	the costs associated with conducting business and maintaining subsidiaries and other entities in foreign jurisdictions;
•	customers in jurisdictions where our systems are not approved delaying their purchase, and not purchasing our systems, until they are approved or cleared for use in their market;
•	the costs to attract and retain personnel with the skills required for effective operations;
•	costs associated with integration of the Merger;
•	the costs associated with being a public company; and
•	uncertainties related to the COVID-19 pandemic.

In order to grow our business and increase revenues, we will need to introduce and commercialize new products, grow our sales and marketing force, implement new software systems, as well as identify and penetrate new markets. Such endeavors have in the past increased, and may continue in the future, to increase our expenses, including sales and marketing, and research and development. We will have to continue to increase our revenues while effectively managing our expenses in order to achieve profitability and to sustain it. Our failure to control expenses could make it difficult to achieve profitability or to sustain profitability in the future. Moreover, we cannot be sure that our expenditures will result in the successful development and introduction of new products in a cost-effective and timely manner or that any such new products will achieve market acceptance and generate revenues for our business.

Cash flows

The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(39,595)	$(33,649)
Cash provided by (used in) investing activities	6,384	(8,657)
Cash provided by financing activities	42,202	26,495
Effect of exchange rates of cash, cash equivalents and restricted cash	—	2,375
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,991	$(13,436)

Cash Flows from Operating Activities

In the year ended December 31, 2019, cash used in operating activities consisted of a net loss of $42.3 million and an investment in net operating assets of $12.8 million, partially offset by non-cash operating expenses of $15.5 million. The investment in net operating assets was primary attributable to an increase in accounts receivable of $21.1 million, primarily due to the increase in subscription sales, an increase in prepaid expenses of $0.9 million, a decrease in accounts payable of $6.0 million and a decrease in other long-term liabilities of $1.4 million. This was partially offset by an increase in inventories of $6.4 million, an increase in other current assets of $0.5 million, an increase in severance payments of $0.1 million and an increase in accrued expenses and other current liabilities of $9.6 million. The non-cash operating expenses consisted mainly of a provision for bad debts of $10.0 million, depreciation and amortization of $2.0 million, stock-based compensation expense of $2.2 million, deferred tax benefit of $1.1 million, interest on convertible promissory notes of $0.6 million, a change in the fair value of the earn-out liability for the purchase of NeoGraft of $0.5 million, unrealized foreign exchange loss of $0.2 million, financing fees of $0.3, issuance of warrants of $0.1 million, interest on convertible promissory notes of $0.6 and a provision for inventory obsolescence of $1.0 million.

In the year ended December 31, 2018, cash used in operating activities consisted of a net loss of $14.2 million and an investment in net operating assets of $34.8 million, partially offset by non-cash operating expenses of $15.4 million. The investment in net operating assets was attributable to an increase in accounts receivable of $38.2 million due to the increase in subscription sales and an increase in inventories of $6.2 million to meet higher demand and to accommodate the increased number of technology platforms offered. This was partially offset by an increase in accounts payable of $4.2 million, a decrease in deferred expenses of $1.6 million, an increase in other liabilities of $2.6 million and a net decrease in other net operating assets of $1.1 million. The non-cash operating expenses consisted mainly of stock-based compensation of $1.3 million, depreciation and amortization of $1.3 million, capitalized interest of $0.9 million, and a provision for bad debts of $10.9 million.

Cash Flows from Investing Activities

In the year ended December 31, 2019, cash used in investing activities consisted of the purchase of property and equipment of $1.1 million, offset by the $7.4 million of cash, cash equivalents and restricted cash acquired in connection with the Merger and $0.1 million of proceeds from sale of property and equipment.

In the year ended December 31, 2018, cash used in investing activities consisted of $1.2 million for the purchase of property and equipment and $7.5 million for the acquisition of NeoGraft.

Cash Flows from Financing Activities

In the year ended December 31, 2019, cash from financing activities consisted primarily of net proceeds from the drawdown on the Madryn Credit Agreement of $9.7 million, net proceeds from issuance of unsecured senior subordinated convertible promissory notes of $29.1 million, net proceeds from Concurrent Financing of $26.5 million, proceeds from exercise of options of $0.4 million and proceeds from the drawdown on the CNB Credit Facility of $2.1 million, partially offset by the issuance of the loan to Restoration Robotics of $4.5 million prior to the Merger, payment under the Solar loan and security agreement of $20.0 million, payment of the NeoGraft earn-out liability of $0.8 million, and NeoGraft annual installment payment of $0.3 million.

In the year ended December 31, 2018, the cash from financing activities consisted of net proceeds from the issuance of shares of $6.9 million, issuance of long-term debt of $15.0 million, $5.7 million in drawings on the credit facility and proceeds on the exercise of stock option of $0.2 million, offset by the $0.5 million of cash used to acquire the non-controlling interest in two subsidiaries and $0.8 million of financing fees.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of December 31, 2019, we had non-cancellable purchase orders placed with Venus Concept’s contract manufacturers in the amount of $5.7 million. In addition, as of December 31, 2019, we had $1.5 million of open purchase orders that can be cancelled with 90 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of December 31, 2019, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$5,643	$72,575	$—	$—	$78,218
Operating leases	2,071	2,725	727	1,198	6,721
Purchase commitments	5,976	—	—	—	5,976
Total contractual obligations	$13,690	$75,300	$727	$1,198	$90,915

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K, we believe that the assumptions and estimates associated with stock-based compensation, allowance for doubtful accounts, revenue recognition and income taxes have the most significant impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and Venus Concept’s skincare and hair products and (3) service revenue from the sale of our VeroGrafters™ technician services, our  2two5 internal advertising agency and our extended warranty service contracts provided to existing customers.

The Company recognizes revenues on other products and services in accordance with ASC 606. Revenue is recognized based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determine the transaction price; and (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

We record our revenue net of sales tax and shipping and handling costs.

Long-term receivables

Long-term receivables relate to our subscription revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% to 9% for the year ended December 31, 2019 and 8% to 9% for the year ended December 31, 2018. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

Allowance for doubtful accounts

The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of the related invoices and represents our best estimate of probable credit losses in its existing trade accounts receivable. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the account receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Warranty accrual

We generally offer warranties for all our systems against defects for up to three years. The warranty period begins upon shipment and we record a liability for accrued warranty costs at the time of sale of a system, which consists of the remaining warranty on systems sold based on historical warranty costs and management’s estimates. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts thereof as necessary. We exercise judgment in estimating expected system warranty costs. If actual system failure rates, freight, material, technical support and labor costs differ from our estimates, we will be required to revise our estimated warranty liability. To date, our warranty reserve has been sufficient to satisfy warranty claims paid.

Stock-Based Compensation

We account for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all stock-based payments to employees be recognized in the consolidated statements of operations based on their fair values.

The fair value of stock options ("options") on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock, to determine the fair value of award. We recognize the expense associated with options using a single-award approach over the requisite service period.

Financial statements in U.S. dollars

We believe that the U.S. dollar is the currency in the primary economic environment in which we operate. The U.S. dollar is the most significant currency in which our revenues are generated, and our costs are incurred. In addition, our debt and equity financings are generally based in U.S. dollars. Thus, our functional currency, and that of our subsidiaries, is the U.S. dollar.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances are re-measured into U.S. dollars in accordance with the principles set forth in ASC 830-10 “Foreign Currency Translation”. All exchange gains and losses from re-measurement of monetary balance sheet items resulting from transactions in non-U.S. dollar currencies are recorded as foreign exchange loss (income) in the consolidated statement of operations as they arise.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure for this Item.

Item 8.Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Venus Concept Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Venus Concept Inc. and subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the effects of the adjustments to retrospectively apply the merger accounting (including the reverse stock split accounting) as disclosed in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2018 consolidated financial statements of Venus Concept Ltd. other than with respect to the adjustments related to merger accounting (including the reverse stock split accounting) and, accordingly, we do not express an opinion or any other form of assurance on the 2018 consolidated financial statements taken as a whole.

We have also audited the adjustments described in Note 1 that were applied to restate the 2018 consolidated financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2018 consolidated financial statements of Venus Concept Ltd. other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2018 consolidated financial statements taken as a whole.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported recurring net losses and negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MNP LLP Chartered Professional Accountants Licensed Public Accountants Toronto, Canada March 30, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Venus Concept Ltd.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse merger accounting (including the  stock split  accounting) and to effect the retrospective restatement of comparative amounts disclosed in Note 1 to the 2019  consolidated financial statements of Venus Concept Inc.  (“2019 financial statements”), the consolidated balance sheet of Venus Concept Ltd. and subsidiaries (“Venus”) as of December 31, 2018, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity (deficit), and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”) (the 2018 financial statements before the effects of the retrospective adjustments discussed in Note 1 to the 2019 financial statements are not presented herein).  In our opinion, the 2018 financial statements before the effects of the  adjustments to retrospectively apply the reverse merger accounting (including the stock split accounting) and to effect the retrospective restatement of comparative amounts disclosed in Note 1 to the 2019 financial statements, present fairly, in all material respects, the financial position of Venus as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse merger accounting (including the stock split accounting) and to effect the retrospective restatement of comparative amounts disclosed in Note 1 to the 2019 financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Going Concern

The accompanying financial statements have been prepared assuming that Venus will continue as a going concern. As discussed in Note 1 to the financial statements, Venus has reported recurring net losses and negative cash flows from operations, which raises substantial doubt about Venus’ ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of Venus’ management. Our responsibility is to express an opinion on Venus’ financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Venus in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Venus is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of Venus’ internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

December 2, 2019

We began serving as Venus’ auditor in 2017.  In 2019, we became the predecessor auditor.

VENUS CONCEPT INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended, December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,666	$6,739
Restricted cash	83	19
Accounts receivable, net of allowance of $10,494 and $4,408 as of December 31, 2019, and 2018	58,977	42,663
Inventories	18,844	20,261
Deferred expenses	59	620
Prepaid expenses	2,523	1,148
Advances to suppliers	450	1,732
Other current assets	3,101	1,423
Total current assets	99,703	74,605
LONG-TERM ASSETS:
Long-term receivables	35,656	38,201
Deferred tax assets	622	297
Severance pay funds	710	791
Property and equipment, net	4,648	3,381
Intangible assets	22,338	5,252
Goodwill	27,450	2,603
Total long-term assets	91,424	50,525
TOTAL ASSETS	$191,127	$125,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$7,789	$5,655
Trade payables	9,401	8,625
Accrued expenses and other current liabilities	21,120	10,880
Taxes payable	2,172	407
Unearned interest income	3,942	3,849
Warranty accrual	1,254	495
Deferred revenues	2,495	163
Total current liabilities	48,173	30,074
LONG-TERM LIABILITIES:
Long-term debt	61,229	50,892
Accrued severance pay	827	835
Deferred tax liabilities	1,017	1,893
Unearned interest income	1,681	1,752
Warranty accrual	723	841
Other long-term liabilities	799	2,388
Total long-term liabilities	66,276	58,601
TOTAL LIABILITIES	114,449	88,675
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (Note 1):
Series A preferred shares, $0.0003 par value: 1,264,565 shares authorized, none and 1,264,565 issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Series B preferred shares, $0.0003 par value: 2,632,109 shares authorized, none and 2,632,109 issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Series C preferred shares, $0.0003 par value: 4,615,567 shares authorized, none and 4,615,567 issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Series C-1 preferred shares, $0.0003 par value: 56,983 shares authorized, none and 56,983 issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Series D preferred shares, $0.0003 par value: 647,189 shares authorized, none and 647,189 issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of December 31, 2019; 28,686,116 and 4,772,956 issued and outstanding as of December 31, 2019 and 2018, respectively	24	5
Additional paid-in capital (Note 1)	149,840	67,495
Accumulated deficit	(75,686)	(35,067)
TOTAL STOCKHOLDERS’ EQUITY	74,178	32,433
Non-controlling interests	2,500	4,022
	76,678	36,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,127	$125,130

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended, December 31,
	2019	2018
Revenue
Leases	$65,170	$71,540
Products and services	45,236	31,074
	110,406	102,614
Cost of goods sold
Leases	13,411	13,091
Products and services	20,342	10,168
	33,753	23,259
Gross profit	76,653	79,355
Operating expenses:
Selling and marketing	41,409	37,315
General and administrative	47,497	27,432
Research and development	8,034	7,047
Bad debt expense	9,991	10,928
Total operating expenses	106,931	82,722
Loss from operations	(30,278)	(3,367)
Foreign exchange loss	2,611	3,266
Finance expenses	7,549	5,361
Loss before income taxes	(40,438)	(11,994)
Income tax expense	1,857	2,215
Net loss	(42,295)	(14,209)
Loss attributable to stockholders of the Company	(40,619)	(14,959)
(Loss) income attributable to non-controlling interest	(1,676)	750
	$(42,295)	$(14,209)

Net loss per share:
Basic	$(4.77)	$(3.16)
Diluted	$(4.77)	$(3.16)
Weighted-average number of shares used in per share calculation:
Basic	8,517	4,733
Diluted	8,517	4,733

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Net loss and comprehensive loss	$(42,295)	$(14,209)
Loss attributable to stockholders of the Company	(40,619)	(14,959)
Comprehensive (loss) income attributable to non-controlling interest	(1,676)	750
Comprehensive loss	$(42,295)	$(14,209)

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share and per share data)

	Series A	Series B	Series C	Series C-1	Series D	Common Stock		Additional 'Paid-	Accumulated	Non- controlling	Total Stockholders’
	Preferred Shares	Preferred Shares	Preferred Shares	Preferred Shares	Preferred Shares	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2018 (as restated, Note 1)	1,264,565	2,632,109	4,615,567	56,983	—	4,700,753	5	60,048	(20,108)	2,816	42,761
Equity issuance	—	—	—	—	647,189		—	6,915	—	—	6,915
Net loss - the Company	—	—	—	—	—	—	—	—	(14,959)	—	(14,959)
Net income - non-controlling interest	—	—	—	—	—	—	—	—	—	750	750
Acquisition of non-controlling interest	—	—	—	—	—	—	—	(933)	—	456	(477)
Options exercised	—	—	—	—	—	72,203	—	208	—	—	208
Stock-based compensation	—	—	—	—	—	—	—	1,257	—	—	1,257
Balance — December 31, 2018 (as restated, Note 1)	1,264,565	2,632,109	4,615,567	56,983	647,189	4,772,956	5	67,495	(35,067)	4,022	36,455
Conversion of convertible preferred shares into common stock	(1,264,565)	(2,632,109)	(4,615,567)	(56,983)	(647,189)	9,216,413	—	—	—	—	—
Exchange of common stock in connection with the Merger	—	—	—	—	—	2,802,466	—	15,709	—	—	15,709
Exchange of options and warrants in connection with the Merger	—	—	—	—	—	—	—	121	—	—	121
Conversion of convertible promissory notes into common stock	—	—	—	—	—	4,074,565	8	36,950	—	—	36,958
Concurrent Financing shares and warrants, net of costs	—	—	—	—	—	7,483,980	11	26,490	—	—	26,501
Equity issuance	—	—	—	—	—	160,000	—	702	—	—	702
Issuance of Solar 2019 Warrants	—	—	—	—	—	—	—	137	—	—	137
Net loss - the Company	—	—	—	—	—	—	—	—	(40,619)	—	(40,619)
Net loss- non-controlling interest	—	—	—	—	—	—	—	—	—	(1,676)	(1,676)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	(277)	—	154	(123)
Options exercised	—	—	—	—	—	175,736	—	355	—	—	355
Stock-based compensation	—	—	—	—	—	—	—	2,158	—		2,158
Balance — December 31, 2019	—	—	—	—	—	28,686,116	$24	$149,840	$(75,686)	$2,500	$76,678

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,295)	$(14,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,040	1,340
Stock-based compensation	2,158	1,257
Provision for bad debt	9,991	10,928
Provision for inventory obsolescence	1,439	-
Issuance of 2019 Solar warrants	137	-
Financing fees	258	355
Accretion on long-term debt	144	144
Capitalized interest on debt	-	939
Interest on convertible promissory notes	599	-
Deferred tax (benefit) expense	(1,132)	436
Change in fair value of earn-out liability	533	-
Unrealized foreign exchange loss	(626)	-
Changes in operating assets and liabilities:
Accounts receivable short- and long-term	(21,093)	(38,162)
Inventories	6,430	(6,205)
Prepaid expenses	(855)	1,600
Other current assets	523	484
Other long-term assets	(154)	-
Trade payables	(5,968)	4,206
Accrued expenses and other current liabilities	9,571	1,728
Severance payments	81	(10)
Unearned interest income	22	891
Other long-term liabilities	(1,398)	629
Net cash used in operating activities	(39,595)	(33,649)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash, cash equivalents and restricted cash acquired in connection with the Merger	7,409	-
Proceeds from sale of property and equipment	98	-
Purchases of property and equipment	(1,123)	(1,155)
Acquisition of business	-	(7,502)
Net cash used in investing activities	6,384	(8,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of financing fees	9,740	14,194
Issuance of loan to Restoration Robotics, Inc.	(4,500)	-
Drawdown of line-of-credit	2,134	5,655
Proceeds from Concurrent Financing, net of costs of $1,564	26,501	-
Issuance of convertible promissory notes	29,050	-
Payment under Solar loan and security agreement	(20,000)	-
Acquisition of non-controlling interest	-	(477)
Equity issuance, net of fees	-	6,915
Payment of earn-out liability	(828)	-
Installment payments	(250)	-
Proceeds from exercise of options	355	208
Net cash provided by financing activities	42,202	26,495
Effect of exchange rate changes on cash and cash equivalents	-	2,375
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,991	(13,436)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	6,758	20,194
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$15,749	$6,758
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,087	$524
Cash paid for interest	$6,166	$4,071
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of shares to financial advisor	$702	$-
Conversion of convertible promissory notes into common stock	$36,958	$-
Fair value of net assets acquired in the Merger	$15,830	$-
Redemption of notes receivable as a part of purchase consideration in connection with the Merger	$4,558	$-
Acquisition of non-controlling interest	$123	$-
Earn-out liability	$-	$1,177

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Nature of Operations

Venus Concept Inc. (formerly Restoration Robotics, Inc.) is a global medical technology company that develops, commercializes, and sells minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related practice enhancement services. The Company’s aesthetic systems have been designed on a cost-effective, proprietary and flexible platform that enables it to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. The Company was incorporated in the state of Delaware on November 22, 2002. In these notes to the audited consolidated financial statements, the “Company”, “Venus Concept,” refers to Venus Concept Inc. and its subsidiaries on a consolidated basis.

Merger of Venus Concept Inc. with Venus Concept Ltd.

On November 7, 2019, the Company (formerly Restoration Robotics, Inc.), completed its business combination with Venus Concept Ltd., in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of March 15, 2019, as amended from time to time (the “Merger Agreement”), by and among the Company, Venus Concept Ltd. and Radiant Merger Sub Ltd., a company organized under the laws of Israel and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). Under the Merger Agreement, Merger Sub merged with and into Venus Concept Ltd., with Venus Concept Ltd. surviving as a wholly owned subsidiary of the Company (the “Merger”). Following the completion of the Merger, the Company changed its corporate name to Venus Concept Inc. (“Name Change”), and the business conducted by Venus Concept Ltd. became the primary business conducted by the Company.

At the effective time of the Merger, each outstanding ordinary and preferred share of Venus Concept Ltd., other than shares held by Venus Concept Ltd. as treasury stock or held by the Company or Merger Sub, were converted into the right to receive 8.6506 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of Common Stock of the Company, par value $0.0001 per share (“Common Stock”), and each outstanding stock option and warrant issued and outstanding by Venus Concept Ltd. was assumed by the Company and converted into and became an option or warrant (as applicable) exercisable for shares of Common Stock with the number and exercise price adjusted by the Exchange Ratio. The number of shares of Common Stock subject to each Venus Concept Ltd.’s stock option assumed by the Company was determined by multiplying (a) the number of Venus Concept Ltd. ordinary shares that were subject to such Venus Concept Ltd. stock option, as in effect immediately prior to the effective time of the Merger by (b) the Exchange Ratio and rounding the resulting number down to the nearest whole number of shares of Common Stock. The per share exercise price for the shares of Common Stock issuable upon exercise of each Venus Concept Ltd.’s stock option assumed by the Company was determined by dividing (a) the per share exercise price of Venus Concept Ltd.’s ordinary shares subject to such Venus Concept Ltd. stock option, as in effect immediately prior to the effective time of the Merger, by (b) the Exchange Ratio and rounding the resulting exercise price up to the nearest whole cent. The conversion of Venus Concept Ltd. stock options to the Company’s stock options was treated as a modification of the awards for accounting purposes.

The issuance of the shares of Common Stock to the former shareholders of Venus Concept Ltd. was registered with the Securities Exchange Commission (the “SEC”) on a registration statement on Form S-4 (Reg. No. 333-232000), which was declared effective on September 10, 2019. The Merger and additional related proposals were submitted to a vote of the Company’s stockholders pursuant to a proxy statement/prospectus statement dated September 10, 2019. The Merger and additional related proposals were approved by the Company’s stockholders at an annual meeting of its stockholders held on October 4, 2019, subject to the closing of the Merger. The Merger closed on November 7, 2019. Immediately following the effective time of the Merger, the Company effected a 15-for-1 reverse stock split of the Company’s Common Stock (“Reverse Stock Split”). The impact of the Merger and Reverse Stock Split has been retrospectively applied to prior periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The shares of Common Stock listed on the Nasdaq Global Market traded through the close of business on November 7, 2019 under the ticker symbol “HAIR” and commenced trading on the Nasdaq Global Market under the ticker symbol “VERO” on a post-Reverse Stock Split basis on November 8, 2019. The Merger was accounted for as a business combination using the acquisition method of accounting under the provisions of Financial Accounting Standards Board, Accounting Standards Codification (“ASC”), Topic 805 “Business Combinations” (“ASC 805”). The Merger was accounted for as a reverse acquisition with Venus Concept Ltd. being deemed the acquiring company for accounting purposes. Under ASC 805, Venus Concept Ltd., as the accounting acquirer, recorded the assets acquired and liabilities assumed of Venus Concept Inc. in the Merger at their fair values as of the acquisition date (Note 4).

Venus Concept Ltd. was determined to be the accounting acquirer based on an analysis of the criteria outlined in ASC 805 and the facts and circumstances specific to the Merger, including the fact that immediately following the Merger: (1) Venus Concept Ltd. shareholders owned a substantial majority of the voting rights of the combined company; (2) Venus Concept Ltd. designated a majority (seven of nine) of the initial members of the board of directors of the combined company; and (3) Venus Concept Ltd. senior management held most key positions in senior management of the combined company. As a result, upon consummation of the Merger, the historical financial statements of the Venus Concept Ltd. became the historical financial statements of the combined organization.

Concurrent Financing

On November 3, 2019, the Company (formerly Restoration Robotics, Inc.) and Venus Concept Ltd. entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (collectively, the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors in a private placement an aggregate of 7,483,980 shares (the “Concurrent Financing Shares”) of the Company Common Stock, par value $0.0001 per share, and warrants to purchase up to an aggregate of 3,741,990 shares (the “Warrant Shares”) of the Company common stock at an exercise price of $6.00 per share (the “Concurrent Financing Warrants” and, together with the Concurrent Financing Shares and the Concurrent Financing Warrant Shares, the “Securities”) immediately following the closing of the Merger (the “Concurrent Financing”). The gross proceeds from the Securities sold in the Concurrent Financing was $28,065.The costs incurred with respect to the Concurrent Financing amounted to $1,564 and were recorded in the consolidated statements of stockholders’ equity. The Concurrent Financing closed on November 7, 2019.

Loans from Venus Concept Ltd. to Restoration Robotics, Inc.

From July to September 2019 Venus Concept Ltd. loaned to Restoration Robotics, Inc. an aggregate of $4,500 in three installments, using the proceeds from the issuance of the Venus Concept Ltd.’s unsecured senior subordinated convertible promissory notes (see Note 10). The loans to Restoration Robotics, Inc. accrued interest at a rate of 8.00% per annum and matured on November 30, 2019. As a result of the Merger, these loans were effectively settled at the recorded amount, and no gain or loss was recognized (Note 4).

Restatement of Comparative Amounts

Venus Concept Ltd. previously classified the issuance of common stock shares and preferred shares as a credit to common stock. In accordance with U.S. GAAP, amounts issued in excess of par value are required to be accounted for in additional paid in capital (APIC). The error is a reclassification from common stock into APIC and has an overall immaterial impact on the consolidated statement of stockholders’ equity and consolidated balance sheet. Items previously reported have been reclassified to conform to U.S. GAAP and the reclassification did not have any impact on the Company’s consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of cash flows and net loss per share calculations.

The following table summarizes the impact of the restatement adjustments on Venus Concept Ltd.’s previously reported consolidated financial statements:

	As previously reported	Adjustment	As restated
	$	$	$
Consolidated balance sheet and consolidated statement of stockholders' equity
January 1, 2018
Common Stock	49,978	(49,973)	5
Additional paid in capital	10,075	49,973	60,048

December 31, 2018
Common Stock	57,101	(57,096)	5
Additional paid in capital	10,399	57,096	67,495

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future, and, as such, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has had recurring net operating losses and negative cash flows from operations. As of December 31, 2019 and 2018, the Company had an accumulated deficit of $75,686 and $35,067, respectively.  Further, during the year ended December 31, 2019, the Company was not in compliance with certain financial covenants contained in the credit agreements with City National Bank of Florida and Madryn Health Partners, L.P. for the nine months ended September 30, 2019 (see Notes 11 and 12). The Company was in compliance with all required covenants as of December 31, 2019. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the consolidated financial statements are issued.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures through borrowings and issuance of capital stock.  The Company completed convertible promissory note offerings in June 2019 and August 2019 (see Note 10) and the Concurrent Financing described above. Subsequent to December 31, 2019 the Company completed a private placement of the common stock shares, preferred shares and warrants, as described in Note 19. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, it may be compelled to reduce the scope of its operations and planned capital expenditures or sell certain assets, including intellectual property assets. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or amounts and classification of liabilities that might result from the uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Venus Concept Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Where the Company does not own 100% of its subsidiaries, it accounts for the partial ownership interest through non-controlling interest.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the implicit interest rate used to record lease revenue, allowance for doubtful accounts, inventory valuation, stock-based compensation, warranty accrual, the valuation and measurement of deferred tax assets and liabilities, accrued severance pay, useful lives of property and equipment, earn-out liability, useful lives of intangible assets, impairment of long-lived assets and goodwill and valuation of acquired intangible assets and goodwill. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Foreign Currency

The consolidated financial statements are presented in U.S. dollars.

The Company and its subsidiaries’ functional currency is the U.S. dollar as determined by management.

All exchange gains and losses from remeasurement of monetary balance sheet items resulting from transactions in non-functional currencies are recorded in the consolidated statements of operations as they arise.

In respect of transactions denominated in currencies other than the Company and its subsidiaries’ functional currencies, the monetary assets and liabilities are remeasured at the period end rates. Revenue and expenses are remeasured at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these transactions are recognized in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of funds invested in readily available checking and savings accounts, investments in money market funds and short-term time deposits.

Restricted Cash

As of December 31, 2019, and 2018, the Company was required to hold $83 and $19, respectively, in a separate deposit account as collateral for rent and credit cards.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and long-term receivables. The Company’s cash and cash equivalents are invested primarily in deposits with major banks worldwide, as such minimal credit risk exists with respect to such investments. The Company’s trade receivables are derived from global sales to customers. An allowance for doubtful accounts is provided with respect to all balances for which collection is deemed to be doubtful.

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company’s products, competition from substitute products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals. If the Company fails to adhere to ongoing Food and Drug Administration (“FDA”) Quality System Regulation, or regulations in countries other than the United States, FDA or other regulators may withdraw its market clearances or take other action. The Company relies on suppliers to manufacture some of the components used in its products. The Company’s suppliers may encounter supply interruptions or problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, including FDA’s Quality System Regulation, making errors in manufacturing or losing access to critical services and components, any of which could delay or impede the Company’s ability to meet demand for its products.

The Company has borrowings with interest rates that are subject to fluctuations as charged by the lender. The Company does not use derivative financial instruments to mitigate the exposure to interest rate risk. The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash used in operating activities to meet its requirements. As at December 31, 2019 and 2018, the most significant financial liabilities are the line of credit, trade payables, accrued expenses and other current liabilities, earn-out liability and long-term debt.

Concentration of Customers

For the years ended December 31, 2019 and 2018, there were no customers accounting for more than 10% of the Company’s revenue. As of December 31, 2019 and 2018, there were no customers accounting for more than 10% of the Company’s accounts receivable.

Allowance for Doubtful Accounts

Accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from our estimates and could be material to our consolidated financial position, results of operations and cash flows. The allowance for doubtful accounts was $10,494 and $4,408 at December 31, 2019 and 2018, respectively.

The allowance for doubtful accounts consisted of the following activity for years ended December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Balance at beginning of year	$4,408	$2,417
Write-offs	(3,905)	(8,937)
Provision	9,991	10,928
Balance at end of year	$10,494	$4,408

Inventory

Inventories are stated at the lower of cost or net realizable value and include raw materials, work in progress and finished goods. Cost is determined as follows:

Raw Materials and Work in Progress (“WIP”) – Cost is determined on a standard cost basis utilizing the weighted average cost of historical purchases, which approximates actual cost.

The cost of WIP and finished goods includes the cost of raw materials and the applicable share of the cost of labor and fixed and variable production overheads.

The Company regularly evaluates the value of inventory based on a combination of factors including the following: historical usage rates, product end of life dates, technological obsolescence and product introductions.

The Company includes demonstration units within inventories. Proceeds from the sale of demonstration units are recorded as revenue.

Long-term Receivables

Long-term receivables relate to the Company’s subscription revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, plus accrued interest, net of the allowance for credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% to 9% in 2019 and 8% to 9% in 2018. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

Deferred revenues represent payments received prior to the income being earned. Once the equipment has been delivered or the services have been rendered, these amounts are recognized in income.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is between three and ten years. Leasehold improvements are depreciated over the lesser of the life of the lease or the useful life of the improvements. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets, and any resulting gain or loss is reflected in consolidated statements of operations.

Intangible Assets

Intangible assets consist of customer relationships, brand, technology and supplier agreement. Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which range from approximately six to fifteen years.

The useful lives of intangible assets are based on the Company’s assessment of various factors impacting estimated cash flows, such as the product’s position in its lifecycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with FASB, Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. For assets that are to be held and used, impairment is assessed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying values. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value and estimated net realizable value. During the years ended December 31, 2019 and 2018, there was no impairment of long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price of the business acquired over the fair value of the net identifiable assets of an acquired business. The Company allocates goodwill to reporting units at the time of acquisition or when there is a change in the reporting structure and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component.

Goodwill is not amortized but is tested for impairment annually or more frequently when an event occurs, or circumstances change that indicate the carrying value may not be recoverable. In testing goodwill for impairment, the Company elected to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, a two-step impairment test is performed. Under the two-step impairment test, the carrying value of the reporting unit is compared to the fair value of the reporting unit. If the fair value is determined to be less than the carrying value, the Company performs a second step to compute the amount of impairment as the difference between the implied fair value of goodwill and the carrying value. Fair value of a reporting unit is estimated using discounted cash flows. Forecasts of future cash flows are based on the Company’s best estimate of future net sales and operating expenses. Required annual testing of goodwill for impairment was completed for the reporting unit as of December 31, 2019 and determined that goodwill is not impaired.

Debt Issuance Costs

Costs related to the issuance of debt are presented as a direct deduction to the carrying value of the debt and are amortized to accretion expense using the effective interest rate method over the term of the related debt.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 “Revenue from contract with customers” (“ASC 606”) on January 1, 2019 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the year ended December 31, 2019 reflect the application of ASC 606 guidance while the reported results for 2018 were prepared under the guidance of ASC 605, Revenue Recognition. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s goods or services and will provide the consolidated financial statements’ readers with enhanced disclosures.

The Company generates revenue from (1) sales of systems through the subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of marketing supplies and kits, consumables and Venus Concept’s skincare and hair products and (3) service revenue from the sale of VeroGrafters™ technician services, 2two5 internal advertising agency services and an extended warranty service contracts provided to existing customers.

Many of the Company’s products are sold under subscription contracts with control passing to the customer at the earlier of the end of the term and when the payment is received in full. The subscription contracts include an initial deposit followed by monthly installments typically over a period of 36 months. In accordance with ASC 840 “Leases” (“ASC 840”), these arrangements are considered to be sales-type leases, where the present value of all cash flows to be received within the arrangement is recognized upon shipment to the customer and achievement of the required revenue recognition criteria. Various accounting and reporting systems are used to monitor subscription receivables which include providing access codes to operate the machines to paying customers and restricting access codes on machines to non-paying customers.

The Company recognizes revenues on other products and services in accordance with ASC 606. Revenue is recognized based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determine the transaction price; and (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company does not grant rights of return to its end customers. The Company’s products sold through arrangements with distributors are non-refundable, non-returnable and without any rights of price protection.

The Company records revenue net of sales tax and shipping and handling costs.

Cost of Goods

For subscription sales (qualifying as sales-type lease arrangements) and product sales, the costs are recognized upon shipment to the customer or distributor.

Advertising Costs

The cost of advertising and media is expensed as incurred. For the years ended December 31, 2019 and 2018, advertising costs totaled $2,004 and $1,225, respectively.

Research and Development

Research and development costs are charged to operations as incurred. Major components of research and development expenses consist of personnel costs, including salaries and benefits, hardware and software research and development costs, regulatory affairs, and clinical costs.

Warranty

The Company provides a standard warranty against defects for all of its systems. The warranty period begins upon shipment and is typically for a period between one and three years.

The Company records a liability for accrued warranty costs at the time of sale of a system, which consists of the warranty on products sold based on historical warranty costs and management’s estimates. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts thereof as necessary.

The Company also provides an extended warranty service. Extended warranty can be purchased at any time after the purchase of a system and prior to the expiration of the standard warranty provided with the sale of the system. Extended warranty services include standard warranty services.

The Company recognizes the revenue from the sale of an extended warranty over the period of the extended warranty and accounts it for separately from the standard warranty.

Income Taxes

The Company follows the deferred income taxes method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying values of accounts and their respective income tax basis. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years during which the temporary differences are expected to be realized or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is included in income in the period that includes the enactment date.

The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized. The Company evaluates tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions have met a “more likely-than-not” threshold of being sustained by the applicable tax authority. Tax benefits related to tax positions not deemed to meet the “more likely-than-not” threshold are not permitted to be recognized in the consolidated financial statements.

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

Business Combinations

The consideration for each acquisition is measured at the aggregate of the fair values of assets acquired, liabilities incurred or assumed, and equity instruments issued by the Company in exchange for control of the acquired company. Acquisition-related costs are recognized in operations as incurred in general and administrative expenses. Where applicable, the consideration for the acquisition includes any asset or liability resulting from a contingent consideration arrangement, measured at its acquisition date fair value. Subsequent changes in such fair values are adjusted against the cost of acquisition as soon as all necessary information is obtained where it qualifies as measurement period adjustments within one year from closing.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated statements of operations.

The fair value of stock options (“options”) on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock, to determine the fair value of the award. The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards. The Company has made a policy choice to account for forfeitures when they occur.

Stock options granted to non-employees are based on the fair value on the grant date and re-measured at the end of each reporting period based on the fair value until the earlier of the options being fully vested and completion of the performance obligations. These are subject to a service vesting condition and are recognized on a straight-line method over the requisite service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based on historical pre-vesting forfeitures.

Net Loss Per Share

The Company computes net (loss) income per share in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of net (loss) income attributable to the Company’s shareholders per share to be disclosed: basic and diluted. Convertible preferred shares are participating securities and are included in the calculation of basic and diluted net (loss) income per share using the two-class method. In periods where the Company reports net losses, such losses are not allocated to the convertible preferred shares for the computation of basic or diluted net (loss) income.

Diluted net (loss) income per share is the same as basic net (loss) income per share for the periods in which the Company had a net loss because the inclusion of outstanding common stock equivalents would be anti-dilutive.

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

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which was subsequently amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-20, Narrow-Scope Improvements for Lessors and ASU 2019-01, Leases (Topic 842): Codification Improvements. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted.

On November 15, 2019, the FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for certain new standards on the following topics in the FASB ASC, including Topic 842, Topic 326 (Financial Instruments — Credit Losses) and Topic 350 (Intangibles — Goodwill and Other). As an emerging growth company, the Company elected to use private company adoption date for ASC 842, which is January 1, 2021. The Company is in the process of determining the impact of Topic 842 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), relating to a customer’s accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor (i.e., a service contract). Under the new guidance, a customer will apply the same criteria for capitalizing implementation costs as it would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense and requires additional quantitative and qualitative disclosures. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early application is permitted. The Company can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is evaluating the impact, if any, that this pronouncement will have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. The Company will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the valuation processes of Level 3 fair value measurements. However, the Company will be required to additionally disclose the changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements, and the range and weighted average of assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments relating to additional disclosure requirements will be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. The Company anticipates that the adoption of Topic 820 will not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies guidance on non-employee share-based payments. This expands the scope of ASC 718, Compensation—Stock Compensation (Topic 718), to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, applies to non-employee share-based payment arrangements. The ASU amendment is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company anticipates that the adoption of Topic 718 will not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard introduced the expected credit losses methodology for the measurement of credit losses on financial assets that are not measured at fair value through net income and replaces today’s “incurred loss” model with an “expected credit loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. There have been several consequential subsequent amendments to this standard. This standard is effective for annual periods beginning after January 1, 2023, including interim periods within those fiscal years. The Company is evaluating the impact, if any, that this pronouncement will have on the consolidated financial statements.

3. NET LOSS PER SHARE

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the year determined using the treasury-stock method. For purposes of this calculation, common stock warrants and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	For the year ended December 31,
	2019	2018
Numerator:
Net loss	$(42,295)	$(14,209)
Net loss allocated to stockholders of the Company	$(40,619)	$(14,959)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic and diluted	8,517	4,733
Net loss per share:
Basic and diluted	$(4.77)	$(3.16)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2019 and 2018 because including them would have been antidilutive:

	December 31,
	2019	2018
Options to purchase common stock	2,727,764	2,355,258
Warrants for common stock	3,990,067	179,932
Total potential dilutive shares	6,717,831	2,535,190

4. Business combinations

The Merger

As described in Note 1 above, on November 7, 2019, the Company completed its business combination with Venus Concept Ltd. The Merger allows the Company to significantly expand its presence and capability in the hair restoration market. Venus Concept Ltd. is an innovative global medical technology company that develops, commercializes, and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related practice enhancement services. It designs and sells a full suite of medical aesthetic products and markets its current products primarily to physicians interested in providing minimally invasive and non-invasive aesthetic medical procedures, and to aesthetic medical spas. Through its NeoGraft division, Venus Concept Ltd. offers an automated hair restoration system that facilitates the harvesting of follicles during a follicular unit extraction or FUE process, improving the accuracy and speed over commonly used manual extraction instruments.

For accounting purposes the purchase price was based on (i) the fair value of the Company’s Common Stock as of the Merger date of $15.7 million which was determined based on the number of shares of Common Stock that were issued to the Venus Concept Inc. shareholders in connection with the Merger, (ii) the portion of the fair value attributable to fully and partially vested stock options and warrants, and (iii) the fair value of the promissory notes issued by Venus Concept Ltd. to Restoration Robotics of $4.6 million, which were effectively settled as a result of the Merger.

Under the acquisition method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities based on their fair values as of the acquisition date. Any excess of the purchase price over the fair value of assets acquired and liabilities assumed is allocated to goodwill. Goodwill is allocated to one reporting unit. The Company determined that the underlying goodwill and intangible assets are not deductible for tax purposes.

For the year ended December 31, 2019, the Company incurred acquisition-related expenses of approximately $12.2 million which are included in general and administrative expenses.

The purchase price is allocated to the fair value of assets and liabilities acquired as follows:

Number of shares of the combined company to be owned by Venus Concept Inc. shareholders	2,802,466
Multiplied by the price per share of Venus Concept Inc. common stock	$5.6055
The fair value of Venus Concept Inc. common stock	$15,709
The value of fully and partially vested stock options and warrants	121
Pre-existing relationships with Venus Concept Ltd.	4,558
Total purchase consideration	$20,388
Net assets acquired
Cash and cash equivalents and restricted cash	$7,409
Other current assets	9,308
Property and equipment	1,268
Technology	16,900
Brand	1,200
Goodwill	24,847
Other non-current assets	100
Current liabilities	(12,909)
Long-term debt, including current portion	(27,505)
Other non-current liabilities	(230)
Fair value of net assets acquired	$20,388

The results of this acquisition were included in the Company’s consolidated statement of operations beginning on November 7, 2019.

The Company’s consolidated net revenue, net loss and net loss per share for the year ended December 31, 2019 include the following amounts of revenue, net loss and net loss per share of Restoration Robotics, Inc. since the Merger date:

Year ended December 31, 2019
Total net revenues	$2,775
Net loss	$(4,668)
Net loss per share, basic and diluted	$(0.55)

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the Merger had occurred on January 1, 2018. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Merger occurred at the beginning of each year. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined Company.

	Year ended December 31,
	2019	2018
Total net revenues	$123,263	$124,570
Net loss	$(52,976)	$(45,226)

The unaudited pro forma financial information above gives effect primarily to the following:

(1)	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property and equipment from the purchase price allocation.
(2)	The exclusion of acquisition costs for the year ended December 31, 2019.
(3)	Reduction in interest expenses under the Solar Agreement, as defined in Note 11, and under the 2019 Notes and the Notes agreements as defined in Note 10.
(4)	Reduction in stock-based compensation expense related of the conversion of Venus Concept Ltd. stock options to Venus Concept Inc. stock options.
(5)	The exclusion of inventory step-up amortization for the year ended December 31, 2019 and the addition of this item to the year ended December 31, 2018.

Acquisition of non-controlling interest

On July 4, 2019, the Company acquired the remaining 49% minority interest shares of Venus Concept Israel Ltd. for total consideration of $123 in a form of transfer of equipment. Acquisition-related costs were expensed as incurred and amounted to $19 for the year ended December 31, 2019. In 2018, the Company acquired the remaining 49% minority interest shares of Venus Concept Japan Co., Ltd. for total consideration of $21, and the remaining 40% minority interest shares of Venus Concept UK Limited for total consideration of $452. Acquisition-related costs were insignificant and were expensed as incurred.

Acquisition of NeoGraft

On February 15, 2018, the Company acquired the assets and liabilities of NeoGraft Solutions, Inc. (“NeoGraft”). The primary reason for this acquisition was to expand the product offering to hair restoration solutions. Acquisition-related costs were expensed as incurred and amounted to $67 for the year ended December 31, 2018. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the results of operations. In 2018, the total revenues and net income related to NeoGraft amounted to $7,763 and $707, respectively.

The total consideration for the acquisition was $8,679, of which $500 was held back at closing of the acquisition and is payable in two annual installments of $250 beginning one year from the closing date. As of December 31, 2019, $250 remains payable by the Company.

The purchase price is allocated to the fair value of assets and liabilities acquired as follows:

Cash on closing	$7,502
Installment payments	500
Contingent earn-out payments	677
Total purchase price	$8,679
Net assets acquired
Inventory	$1,315
Accounts receivable	44
Property and equipment	7
Accounts payable	(990)
Customer relationships	1,400
Brand	1,300
Supplier agreement	3,000
Fair value of net assets acquired	$6,076
Goodwill	$2,603

Goodwill is primarily related to sales growth from future product and service offerings and new customers. The goodwill of NeoGraft is deductible for tax purposes under the cumulative eligible capital expenditures deduction in Canada.

The weighted average life remaining on the intangibles acquired as a result of both business combinations are as follows:

Intangible asset category:	(in years)
Customer relationships	14
Brand	9
Technology	6
Supplier agreement	9

5. FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities are initially recognized at fair value when the Company becomes a party to the contractual provision of the financial instrument. Subsequently, all financial instruments are measured at amortized cost using the effective interest method.

The financial instruments of the Company consist of cash and cash equivalents, restricted cash, accounts receivable, long-term receivables, line of credit, trade payables, accrued expenses and other current liabilities, earn-out liability, other long-term liabilities and long-term debt. In view of their nature, the fair value of most of the financial instruments approximates their carrying amounts.

The Company measures the fair value of its financial assets and liabilities using the fair value hierarchy. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company classifies its restricted cash and guaranteed investment certificates within Level 2 as it uses alternative pricing sources and models utilizing market observable inputs. The following tables set forth the fair value of the Company’s Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates ("GIC")	$—	$63	$—	$63
Restricted cash	—	83	—	83
Total assets	$—	$146	$—	$146
Liabilities
Long-term debt	$—	$—	$61,351	$61,351
Contingent earn-out consideration	—	—	655	655
Total liabilities	$—	$—	$62,006	$62,006

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates ("GIC")	$—	$81	$—	$81
Restricted cash	—	19	—	19
Total assets	$—	$100	$—	$100
Liabilities
Long-term debt	$—	$—	$56,401	$56,401
Contingent earn-out consideration	—	—	950	950
Total liabilities	$—	$—	$57,351	$57,351

The earn-out liability is measured using discounted cash flow techniques, with the expected cash outflows estimated based on the probability of assessment of the acquired business achieving the revenue metrics required for payment. Expected future revenues of the acquired business and the associated estimate of probability are not observable inputs. The payments due are based on point in time measurements of the metrics quarterly for two years from the acquisition date. Changes in the fair value of the earn-out liability were recognized in finance expenses in the consolidated statements of operations.

The following table provides a roll forward of the aggregate fair values of the earn-out liability as of December 31, 2019, for which fair value is determined using Level 3 inputs:

Beginning balance	$1,177
Payments	(227)
December 31, 2018	950
Payments	(828)
Change in value	533
December 31, 2019	$655

6. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription contracts with control passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received within the arrangement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's consolidated balance sheets. The Company's financing receivables, consisting of its sales-type leases, totaled $72,602 and $74,554 at December 31, 2019 and 2018, respectively, and are included in accounts receivable and long-term receivables on the consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of December 31, 2019 and 2018. Based upon such assessment, the Company recorded an allowance for doubtful totaling $10,494 and $4,408 as of December 31, 2019 and 2018, respectively. In 2018 the Company recorded a significant provision of $8,300 for bad debts against the receivable of a large U.S. national account customer that filed for Chapter 11 bankruptcy in February of 2019.

A summary of the Company’s accounts receivables is presented as follows:

	As of December 31,
	2019	2018
Gross accounts receivable	$105,127	$78,962
Unearned income	(5,623)	(5,601)
Allowance for doubtful accounts	(10,494)	(4,408)
	$89,010	$68,953
Reported as:
Current trade receivables	$58,977	$35,314
Current unearned interest income	(3,942)	(3,849)
Long-term trade receivables	35,656	39,240
Long-term unearned interest income	(1,681)	(1,752)
	$89,010	$68,953

Current subscription contracts are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		December 31,
	Total	2020	2021	2022	2023	2024
Current financing receivables, net of allowance of $2,960	$37,197	$37,197	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $2,818	35,405	—	25,701	9,527	177	—
	$72,602	$37,197	$25,701	$9,527	$177	$—

7. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	December 31,
	2019	2018
Raw materials	$877	$92
Work-in-progress	2,067	1,323
Finished goods	15,900	18,846
Total inventory	$18,844	$20,261

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the year from upgraded sales. The Company expensed $26,869 ($19,929 in 2018) in cost of goods sold during the year. The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As at December 31, 2019, a provision for obsolescence of $1,439 ($470 in 2018) was taken against inventory.

Property and Equipment, Net

Property and equipment, net consist of the following:

		December 31,
	Useful Lives (in years)	2019	2018
Lab equipment tooling and molds	4 - 10	$7,872	$3,379
Office furniture and equipment	6 - 10	1,710	974
Leasehold improvements	up to 10	1,950	948
Computers and software	3	1,811	783
Vehicles	5 - 7	16	70
Total property and equipment		13,359	6,154
Less: Accumulated depreciation		(8,711)	(2,773)
Total property and equipment, net		$4,648	$3,381

Depreciation expense amounted to $1,026 and $892 for the years ended December 31, 2019 and 2018.

Other Current Assets

	December 31,
	2019	2018
Government remittances (1)	$1,704	$987
Sundry assets and miscellaneous	1,397	436
Total other current assets	$3,101	$1,423
(1)	Government remittances are receivables from the local tax authorities for refund of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	December 31,
	2019	2018
Payroll and related expense	$3,117	$728
Accrued expenses	10,645	4,303
Commission accrual	4,215	3,866
Sales and consumption taxes	3,143	1,983
Total accrued expenses and other current liabilities	$21,120	$10,880

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	December 31,
	2019	2018
Balance as of the beginning of the year	$1,336	$1,039
Warranties assumed through business combination	273	-
Warranties issued during the year	1,038	998
Warranty costs incurred during the year	(670)	(701)
Balance at the end of the year	$1,977	$1,336
Current	1,254	495
Long-term	723	841
Total	$1,977	$1,336

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	December 31,
	2019	2018
Interest expense	$7,166	$4,889
Gain on settlement of debt	(297)	—
Accretion on long-term debt	680	472
Total finance expenses	$7,549	$5,361

8. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization were as follows:

	At December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(149)	$1,251
Brand	2,500	(276)	2,224
Technology	16,900	(469)	16,431
Supplier agreement	3,000	(568)	2,432
Total intangible assets	$23,800	$(1,462)	$22,338

	At December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(56)	$1,344
Brand	1,300	(125)	1,175
Supplier agreement	3,000	(267)	2,733
Total intangible assets	$5,700	$(448)	$5,252

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2020	$3,473
2021	3,473
2022	3,473
2023	3,473
2024	3,473
Thereafter	4,973
Total	$22,338

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company and its subsidiaries have various operating lease agreements, which expire on various dates.

The Company recognizes rent expense on a straight-line basis over the non-cancellable lease period and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease period.

Aggregate future minimum lease payments and purchase commitments with manufacturers as of December 31, 2019 are as follows:

Years ending December 31,	Office Lease	Purchase Commitments	Total
2020	$2,071	$5,976	$8,047
2021	1,788	—	1,788
2022	937	—	937
2023	515	—	515
Thereafter	1,410	—	1,410
Total	$6,721	$5,976	$12,697

The total rent expense for all operating leases for the years ended December 31, 2019 and 2018 was $2,199 and $1,344.

Commitments

As of December 31, 2019, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $5,748. In addition, as of December 31, 2019, the Company had $1,516 of open purchase orders that can be cancelled with 90 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

The Company has also committed to quarterly earn-out payments as part of its purchase obligation of the assets described in Note 4 of these consolidated financial statements. The amount due is 5% of NeoGraft® equipment sales and services that occur within the quarter. The balance of the earn-out was $655 as at December 31, 2019 ($950 in 2018), which includes deferred payments and is presented as part of accrued expenses and other current liabilities.

Legal Proceedings

Purported Shareholder Class Actions

Between May 23, 2018 and June 11, 2019, four putative shareholder class actions complaints were filed against Restoration Robotics, certain of its former officers and directors, certain of its venture capital investors, and the underwriters of the IPO.  Two of these complaints, Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609, and Li v. Restoration Robotics, Inc., et al., No. 19CIV08173 (together, the “State Actions”), were filed in the Superior Court of the State of California, County of San Mateo, and assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act. The other two complaints, Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF (together, the “Federal Actions”), were filed in the United States District Court for the Northern District of California, and assert claims under Sections 11 and 15 of the Securities Act.  The complaints all allege, among other things, that the Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

In the State Actions Restoration Robotics, along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim, and secured a stay of both cases based on the forum selection clause contained in its Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act.  However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, the Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material fact, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, the Company demurred to the consolidated amended complaint for failure to state a claim. A hearing on the Company’s demurrer is currently scheduled for May 8, 2020. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. The Company intends to seek appropriate relief based on the Sciabacucchi decision.

In the Federal Actions, which have been consolidated under the caption in re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD, Lead Plaintiff Eduardo Guerrini filed his consolidated amended complaint for violations of federal securities laws on November 30, 2018. The consolidated amended complaint alleges again that, among other things, Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with the IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. On January 29, 2019, Restoration Robotics, along with certain of its former officers and directors, filed a motion to dismiss the consolidated amended complaint for failure to state a claim. On October 18, 2019, the District Court granted Restoration Robotics motion to dismiss as to all but two allegedly false or misleading statements contained in our Prospectus. On December 9, 2019, the Company filed its answer to the consolidated amended complaint denying the falsity of these statements, and discovery is underway.

In addition to the State and Federal Actions, on July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of Restoration Robotics’ former officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934, or the Exchange Act, in connection with the IPO and Restoration Robotics’ 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action during the pendency of the Federal Actions, and the case remains stayed.

In addition to the actions described above relating to the IPO, two lawsuits purporting to challenge disclosures made in connection with our merger have also been filed. The first, captioned Bushansky v. Restoration Robotics, Inc., et al., No. 5:19-cv-06004-MMC, alleged, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleged that the proxy statement, filed with the SEC by Restoration Robotics on September 10, 2019 in connection with the Merger, omitted or misrepresented material information. The complaint sought, among other things, injunctive relief, unspecified damages, and attorneys’ fees and costs. On November 6, 2019, the plaintiff voluntarily dismissed the Bushansky action with prejudice as to his individual claims and without prejudice as to the claims of the putative class.

The second, a putative shareholder class action complaint captioned Pak v. Restoration Robotics, Inc., et al., No. 1:19-cv-02237, was filed in the United States District Court for the District of Delaware on December 6, 2019. The complaint alleges, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleges that the proxy statement, filed with the SEC by Restoration Robotics on September 10, 2019 in connection with the Merger, contained false or misleading information. The complaint seeks, among other things, compensatory and/or rescissory damages, and attorneys’ fees and costs. On February 26, 2020, the District Court appointed Joon Pak as Lead Plaintiff in the Pak action, and approved his selection of Lead Counsel. The Company believes that these lawsuits are without merit and management intends to vigorously defend against these claims.

Administrative Investigation Case

The Company’s Chinese subsidiary, Venus Concept China, imports and sells registered medical devices and unregistered non-medical devices in the People’s Republic of China (“PRC”). One of its unregistered products has been the subject of inquiries from two district level branches of the SAMR, Xuhui MSA and Huangpu MSA, as to whether the product was properly sold as a non-medical device. In January 2019, Venus Concept China applied to register a version of this non-medical device as a medical device with the National Medical Products Administration of PRC, or NMPA. On June 12, 2019, Venus Concept China was informed that Xuhui MSA had opened an administrative investigation case related to whether the device is an unregistered medical device, as a result of a complaint that Xuhui MSA received from a former distributor of Venus Concept China. Huangpu MSA notified Venus Concept China that it would be suspending its separate investigation against Venus Concept China, pending the results of the Xuhui MSA investigation. The Company and Venus Concept China have voluntarily stopped sales in China of this product. On December 11, 2019, Xuhui MSA informed Venus Concept China that a determination had been made by the Shanghai Medical Products Administration that Versa’s IPL function should be administered as a Class II medical device. Xuhui MSA also suggested that Venus Concept China consider a voluntary recall of all Versa units sold in China. Venus Concept China is currently contemplating a recall plan. In late January 2020, Venus Concept China received a copy of the Shanghai Medical Products Administration’s determination that because of the intended uses for Versa’s IPL function comprise medical treatment functions such as “treatment of benign pigmented epidermis and skin lesions,” Versa’s IPL function should be administered as a Class II medical device. Venus Concept China has not yet received a notice of proposed penalty decision from Xuhui MSA. Venus Concept China has not yet received a determination from NMPA on its application for registering Versa’s IPL function as a medical device. Although the revenue generated from the product that is the subject of the investigation did not represent a material amount of our total revenues for the years ended December 31, 2019 or 2018, monetary penalties nonetheless could be material. The Company and Venus Concept China are cooperating with the relevant authorities; however, Venus Concept China cannot predict the outcome of this matter.

Further, the Company may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of its business, which does not deem to be material to the Company’s business and results of operations.

10. CONVERTIBLE PROMISSORY NOTES

Venus Concept Ltd. convertible promissory notes

In June 2019, Venus Concept Ltd. issued unsecured senior subordinated convertible promissory notes in the aggregate principal amount of $7,800. In August 2019, Venus Concept Ltd. issued an aggregate of $21,250 of additional unsecured senior subordinated convertible promissory notes to certain investors. The convertible notes issued by Venus Concept Ltd. in June 2019 and August 2019 are collectively referred to as the “2019 Notes”.

The 2019 Notes bore interest at a rate of 8.00% per annum, were unsecured and were due and payable, including accrued interest, on the thirtieth day following the termination of the Merger. When the Merger was consummated, all outstanding principal and any accrued and unpaid interest under the 2019 Notes was automatically converted into a number of shares of fully paid and non-assessable shares of the Common Stock, par value $0.0001 per share, of the Company, calculated by dividing the outstanding principal amount of the 2019 Notes (and any accrued and unpaid interest under the 2019 Notes) by the post-Merger conversion price of $6.996 per share.

In connection with the 2019 Notes, Venus Concept Ltd. recognized interest expense of $599 during the period from January 1, 2019 through November 6, 2019.

Venus Concept Inc. (formerly Restoration Robotics) convertible promissory notes

On February 28, 2019, the Company entered into a Note Purchase Agreement pursuant to which the Company raised $5,000 through the issuance of unsecured subordinated convertible promissory notes to two investors (the “Investors”). The Note Purchase Agreement was amended on August 20, 2019 to adjust the post-Merger conversion price for per share from $0.825 to $6.996 (post-split) and to provide for automatic conversion of the convertible promissory notes upon consummation of the Merger.

In addition, on August 20, 2019, the Company entered into a Note Purchase Agreement pursuant to which the Company raised $2,000 through the issuance of one unsecured subordinated convertible promissory note to one investor. The convertible notes issued by the Company in February 2019 and August 2019 pursuant to the Notes Purchase Agreements are collectively referred to as the “Notes”.  The maturity date of the Notes was August 28, 2020. The Notes bore interest on the unpaid principal amount at a rate of eight percent (8.0%) per annum from the date of issuance. The Notes were unsecured and subordinated in priority to the Company’s existing obligations under the Solar Agreement (Note 11).

On November 7, 2019, immediately following the closing of the Merger, all outstanding principal and any accrued and unpaid interest of the 2019 Notes and the Notes in the aggregate amount of $36,958 were automatically converted into 5.3 million of fully paid and non-assessable shares of Common Stock, of which 1.2 million were issued subsequent to December 31, 2019.

11. LONG-TERM DEBT

Solar Loan and Security Agreement

In May 2018, the Company entered into a Loan and Security Agreement and as subsequently amended (the “Solar Agreement”) with Solar Capital Ltd. (“Solar”) and certain other lenders (together with Solar, the “Lenders”), and Solar, as the Collateral Agent. The Solar Agreement consists of a four-year term loan for an aggregate principal amount of $20,000, for working capital, to fund the Company’s general business requirements and to repay indebtedness of the Company to Oxford Finance LLC. The borrowings under the Solar Agreement bore interest through maturity at a rate equal to the U.S. Dollar LIBOR rate plus 7.95% per annum.

In addition, pursuant to the Solar Agreement, the Company issued the Lenders warrants (“Solar 2018 Warrants”) to purchase an aggregate of 10,781 shares of the Company’s Common Stock, at an exercise price of $55.65 per share. Solar 2018 Warrants are immediately exercisable upon issuance, and excluding certain mergers or acquisitions, will expire on the ten-year anniversary of the date of issuance. Solar 2018 Warrants exercisable for 10,781 shares of Common Stock were outstanding as of December 31, 2019.

On November 7, 2019, in connection with the consummation of the Merger, the Company paid off and terminated its obligations under Solar Agreement. The payoff to the Lenders pursuant to the Solar Agreement consisted of cash and the issuance of warrants (“Solar 2019 Warrants”) to purchase up to 50,000 shares of the Company’s Common Stock at an exercise price of $6.00 per share. The fair value of Solar 2019 Warrants issued was determined to be $137 using a Black-Scholes valuation model with the following assumptions: Common Stock price at issuance of $5.61 per share; exercise price of $6.00; risk-free interest rate of 1.74% based upon observed risk-free interest rates; expected volatility of 58.0%; expected term of five years, which is the contractual life of the warrants; and a dividend yield of 0%.  Solar 2019 Warrants exercisable for 50,000 shares of Common Stock were outstanding as of December 31, 2019.

Madryn Credit Agreement

On October 11, 2016, Venus Concept Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended, or the Madryn Credit Agreement, pursuant to which Madryn agreed to make certain loans to certain of Venus Concept Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement is comprised of four tranches of debt aggregating $70,000. As at December 31, 2019, the Subsidiary Obligors had borrowed $60,000 under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Term C borrowings of $10,000 were undrawn and are no longer available. As of December 31, 2018, the Company has drawn on the term A-1 and A-2 borrowings for gross debt of $50,000. Borrowings under the Madryn Credit Agreement are secured by substantially all of the Company’s assets and the assets of the Subsidiary Obligors. On the 24th payment date, which is September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement will become due and payable in full.

In connection with the Madryn Credit Agreement, Venus Concept Ltd. issued three types of 10-year warrants (“Madryn Warrants”). Immediately prior to the consummation of the Merger, Madryn held Madryn Warrants to purchase 150,000 ordinary shares of Venus Concept Ltd. at a price of $5.0604 per share, 150,000 Series B Preferred Shares at a price of $5.0604 per share, and 12,000 Series C Preferred Shares of Venus Concept Ltd. at a price of $5.0604 per share. At the effective time of the Merger, each outstanding Venus Concept Ltd. warrant, whether or not vested, to purchase ordinary shares or preferred shares, as applicable, of Venus Concept Ltd., that was unexercised immediately prior to the effective time of the Merger was converted into a warrant to purchase shares of Common Stock as determined pursuant to the Exchange Ratio as defined in Note 1. The Company had Madryn Warrants exercisable for 179,932 shares of Common Stock outstanding as of December 31, 2019.

Effective August 14, 2018, interest on the Madryn loan is 9%, payable quarterly. Previously, interest was payable quarterly, at the Company’s option, as follows: cash interest 9% during the interest only period, which was 3 years or 12 principal payments after closing, plus an additional 4% rate, paid in kind (“PIK”). The Company has the option of settling the PIK interest in cash or adding the owed interest to the principal amount of the loan.

The covenants under the loan agreement with Madryn require the Company to achieve minimum reported revenue targets and minimum levels of cash on hand in certain subsidiaries. As of June 30, 2019, the Company was not in compliance with the minimum liquidity covenant under its loan agreement with Madryn. Additionally, the Company failed to timely pay an interest payment due June 28, 2019 as required by the Madryn Credit Agreement; however, this interest payment was subsequently made by the Company on July 10, 2019.

On July 26, 2019, the Company and Madryn executed a waiver and amendment to the Madryn Credit Agreement pursuant to which Madryn lowered the liquidity covenant threshold from $2,000 to $200 through the earlier of August 30, 2019 or the time the Company raised $21,000 in additional equity. Madryn waived the existing events of default. In addition, the amendment to the Madryn Credit Agreement included, among other changes, a requirement that the Company complete the Concurrent Financing with proceeds of $21,000 no later than August 30, 2019. This financing was completed as described above in the Note 1.

Pursuant to the terms of the amendment, if all or any portion of the loans under the Madryn Credit Agreement are prepaid, then a prepayment premium must be paid equal to: (i) 8.00% of the loans prepaid if prepaid on or prior to August 31, 2019, (ii) 6.50% if prepaid after August 31, 2019 but on or prior to August 31, 2020, (iii) 5.00% if prepaid after August 31, 2020 but on or prior to February 28, 2021, (iv) 4.00% if prepaid after February 28, 2021 but on or prior to August 31, 2021, (v) 3.00% if prepaid after August 31, 2021 but on or prior to February 28, 2022, and (vi) 2.00% if prepaid after February 28, 2022.

As of September 30, 2019, the Company was not in compliance with the minimum debt service coverage ratio under its credit facility with City National Bank of Florida. Failure to comply with the covenants under the City National Bank of Florida credit facility would result in a default, which would also cause a default in the Madryn Credit Agreement. City National Bank of Florida has provided a waiver for cross defaults arising under the Madryn Credit Agreement through September 30, 2019.

As of December 31, 2019 the Company was in compliance with all required covenants.

In connection with the Merger, the Company entered into an amendment to the Madryn Credit Agreement, dated as of November 7, 2019, (the “Amendment”), pursuant to which the Company joined as (i) a guarantor to the Madryn Credit Agreement and (ii) a grantor to the certain security agreement, dated October 11, 2016, (as amended, restated, supplemented or otherwise modified from time to time), by and among the grantors from time to time party thereto and the administrative agent (the “U.S. Security Agreement”).

As a guarantor under the Madryn Credit Agreement, the Company is jointly and severally liable for the obligations (as defined in the Madryn Credit Agreement) thereunder and to secure its obligations, the Company has granted the administrative agent a lien on all of its assets pursuant to the terms of the U.S. Security Agreement. In the event of default under the Madryn Credit Agreement, Madryn may accelerate the obligations and foreclose on the collateral granted by Venus Concept Ltd. under the U.S. Security Agreement to satisfy the obligations.

The scheduled principal payments on the outstanding borrowings as of December 31, 2019 are as follows:

As of December 31, 2019
2020	$-
2021	-
2022	62,700
Total	62,700
Less: debt discounts and issuance costs	(1,471)
Less: current portion	-
Non-current portion	$61,229

For the years ended December 31, 2019 and 2018, the Company did not make any principal repayments.

12. Credit facility

The Company has an agreement with City National Bank of Florida (“CNB”) pursuant to which CNB agreed to provide a revolving credit facility to certain of the Company’s subsidiaries in the maximum principal amount of $10,000 ($7,500 in 2018), to be used to finance working capital requirements (the “Credit Facility”). As of December 31, 2019, the Company had $7,789 outstanding ($5,655 in 2018) under the Credit Facility, which bears interest at LIBOR rate plus 3.25%, which amounted to a weighted average of 5.4% (5.7% in 2018).

In April 2019, the Company increased the Credit Facility capacity from $7,500 to $10,000.

The Credit Facility is secured by accounts receivable and inventory and requires the Company to maintain either a minimum cash balance in deposit accounts or a maximum total liability to tangible net worth ratio and a minimum debt service coverage ratio. As of December 31, 2019 and 2018, the Company was in compliance with maintaining the maximum total liability to tangible net worth ratio. To be in compliance with maintaining the minimum debt service coverage ratio as of December 31, 2018, the Company received a waiver to exclude write-offs from a large U.S. national account from the ratio (see Note 6). An event of default under this agreement would cause a default under the Madryn Credit Agreement (see Note 11).

As of March 31, 2019, and June 30, 2019, Venus Concept Ltd. was not in compliance with the minimum debt service coverage ratio under the Credit Facility. CNB provided Venus Concept Ltd. with waivers as of March 31, 2019, and June 30, 2019.

As of September 30, 2019, the Company was not in compliance with the minimum debt service coverage ratio under the Credit Facility. On October 30, 2019, CNB amended the minimum debt service coverage ratio covenant calculation, reaffirmed its prior waiver as of June 30, 2019 and provided the Company with a waiver removing the requirement to meet the minimum debt service coverage ratio as of September 30, 2019.

As of December 31, 2019 the Company was in compliance with all required covenants.

13. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of Common Stock a number of shares sufficient to affect the conversion of all outstanding shares of convertible preferred stock, plus options granted and available for grant under the incentive plans.

December 31, 2019
Outstanding common stock warrants	3,990,067
Outstanding stock options	3,278,439
Shares reserved for future option grants	742,828
Total common stock reserved for issuance	8,011,334

14. STOCK OPTION PLAN

2010 Plan

In November 2010, the Company’s Board of Directors adopted a share option plan (the “2010 Share Option Plan”) pursuant to which some of the Company’s ordinary shares are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Company’s Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended by ten years in November 2017, and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an Optionee that has received or been granted an Option shall not be made without the Optionee’s written consent. As of December 31, 2019, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 44,450 (188,217 in 2018).

2019 Plan

The 2019 Incentive Award Plan was originally established under the name Restoration Robotics, Inc., as the 2017 Incentive Award Plan. It was adopted by the Company’s Board of Directors on September 12, 2017 and approved by the Company’s stockholders on September 14, 2017. The 2017 Incentive Award Plan was amended, restated, and renamed as set forth, effective upon the approval of the Company’s stockholders on October 4, 2019 and the consummation of the Merger.

Under the 2019 Plan, 450,000 shares of Common Stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date of the Merger. As of December 31, 2019, there were 698,378 of shares of Common Stock available under the 2019 Plan.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2019	2018
Cost of sales	$3	$2
Selling and marketing	77	416
General and administrative	840	785
Research and development	1,238	54
Total stock-based compensation	$2,158	$1,257

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Year Ended December 31,
	2019	2018
Expected term (in years)	4.00-5.00	3.00-4.00
Risk-free interest rate	1.4-2.53%	2.10-2.80%
Expected volatility	49.00%	50.00%
Expected dividend rate	0%	0%

Expected Term—The expected term represents management’s best estimate for the options to be exercised by option holders.

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

Fair Value of Common Stock— Prior to the Merger, Venus Concept Ltd. used the price per share in its latest sale of securities as an estimate of the fair value of its ordinary shares. After the closing of the Merger, the fair value of the Company’s Common Stock is used to estimate the fair value of the stock-based awards at grant date.

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2019	3,273,750	3.71	4.58	$23,283
Options granted	173,842	7.80
Options exercised	(175,736)	2.02
Options forfeited/cancelled	(196,951)	10.94
Options assumed through business combination	203,534	29.97
Outstanding - December 31, 2019	3,278,439	5.29	5.08	$4,885
Exercisable – December 31, 2019	2,727,764	4.44	4.37	$4,885
Expected to vest – after December 31, 2019	550,675	9.50	8.61	$-

The following tables summarize information about share options outstanding  and exercisable at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.15 - $3.60	1,890,312	3.23	$2.12	1,890,312	3.23	$2.12
$5.25 - $12.00	1,219,339	7.73	6.77	717,111	7.33	6.21
$12.45 - $26.10	89,542	6.14	22.38	63,804	5.61	24.13
$26.70 - $33.00	55,335	2.60	27.05	40,507	2.87	27.18
$36.00 - $94.65	23,911	6.97	66.38	16,030	6.54	63.51
	3,278,439	5.08	$5.29	2,727,764	4.37	$4.44

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $1,532 and $574  for the years ended December 31, 2019 and 2018, respectively.

The weighted-average grant date fair value of options granted was $5.50 and $5.85 per share for the years ended December 31, 2019 and 2018, respectively.

15. INCOME TAXES

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2019	2018
United States	$(23,194)	$(6,260)
Other jurisdictions	(17,244)	(5,734)
Loss before income taxes	$(40,438)	$(11,994)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2019	2018
Current tax provision:
Federal	$—	$1,291
Foreign	2,989	562
State	—	(74)
Total current tax provision	2,989	1,779
Deferred tax provision (benefit):
Federal	—	851
Foreign	(1,132)	(626)
State	—	211
Total deferred tax provision (benefit)	$(1,132)	$436
Total provision for income taxes	$1,857	$2,215

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance in the U. S. and its foreign subsidiaries to offset net deferred tax assets for all periods presented due to the uncertainty of realizing future tax benefits from net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by $54,049 and $2,433 for the years ended December 31, 2019 and 2018 respectively. The increases in valuation allowance in 2019 was due to the Merger and assumption of their losses as well as ongoing operational losses in both years.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law making significant changes to the Internal Revenue Code (the “IRC”). Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff has issued SAB 118 which will allow the Company to record provisional amounts during the measurement period.

The Company’s effective tax rate substantially differed from the federal statutory tax rate primarily due to the change in the valuation allowance. The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

	Year Ended December 31,
	2019	2018
Loss before income taxes	$(40,438)	$(11,994)
Theoretical tax benefit at the statutory rate (23.9% in 2019, 23.6% in 2018)	(9,665)	(2,827)
Differences in jurisdictional tax rates	(337)	211
Recognition of losses	(1,923)	467
Valuation allowance	12,343	2,433
Non-deductible expenses	2,217	1,931
Other	(778)	—
Total income tax benefit	1,857	2,215
Net loss	$(42,295)	$(14,209)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Accrued vacation	$—	$22
Property and equipment	81	4
Accrued severance pay	—	88
Deferred revenue	101	—
Allowance for doubtful accounts	440	—
Accrued warranty	—	183
Loss carryforwards	56,154	6,739
Valuation allowance	(56,154)	(6,739)
Total deferred tax assets	$622	$297
Deferred tax liabilities:
Deferred revenue	$1,017	$1,774
Acquisition related intangible assets	—	119
Total deferred tax liabilities	$1,017	$1,893

As of December 31, 2019, the Company had federal and state non-operating loss (“NOL”) carryforwards of approximately $228,396 ($27,631 in 2018). The use of these NOL carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the IRC and similar state provisions; however, a complete analysis of the limitation of the NOL carryforwards will not be complete until the time the Company projects it will be able to utilize such NOLs. The NOL carryforwards expire between 2022 and 2039, and valuation allowances have been reserved, where necessary. The Company also had federal and state research and development credit carryforwards of approximately $2,288 and $2,602 as of December 31, 2019. The federal credits will expire starting in 2025 if not utilized. The state credits have no expiration date.

We may recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. During the year we determined that $622 of future tax benefits met this criterion.

Utilization of the research and development credits carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the IRC. However, the Company has not conducted a formal study to determine the extent of the limitations, which could impact the realizability of these credit carryforwards in future periods. The annual limitations may result in the expiration of the net operating losses and research and development credits before utilization.

Uncertain Tax Positions

The activity related to gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018
Balance as of the beginning of the year	$1,467	$1,362
Increases related to tax positions in prior period	—	8
Increases related to tax positions taken during the current period	—	97
Balance at the end of the year	$1,467	$1,467

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. If recognized, the impact on the Company’s effective tax rate would not be material due to the full valuation allowance. Management believes that there will not be any significant changes in the Company’s unrecognized tax benefits in the next twelve-months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties, if applicable, are included in accrued expenses and other current liabilities in the consolidated balance sheets. For the years ended December 31, 2019 and 2018, the Company did not recognize any accrued interest and penalties.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Tax years 2002 through 2018 remain open to examination by the United States and various state jurisdictions. The Company is currently under examination by the Internal Revenue Service for its 2017 taxation year but not under examination in any other jurisdiction for any year.

16. Accrued severance pay and severance pay funds

The Company’s liability for severance pay in Israel is calculated pursuant to Israeli severance pay law based on the most recent salary of each employee multiplied by the number of years of employment as of the consolidated balance sheet date.

The Company’s liability to all employees is funded by monthly deposits to severance pay funds and insurance policies.

The deposited funds include an accumulated gain up to the consolidated balance sheet date. The total amount of unrealized gains on the deposited funds amounted to $36 ($12 in 2018). The deposited funds may be withdrawn by the employee pursuant to Israeli severance pay law the orders, permits, and regulations. The value of the deposited funds is based on the cash surrender value of the policies.

17. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment, as the CODM reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geography and type for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company does not assess the performance of individual product line on measures of profit or loss, or asset-based metrics. Therefore, the information below is presented only for revenues by geography and type.

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Year Ended December 31,
	2019	2018
United States	$47,723	$46,311
International	62,683	56,303
Total revenue	$110,406	$102,614

As of December 31, 2019, and 2018, substantially all long-lived assets were located in Israel.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.	Lease revenue - includes all system sales with typical lease terms of 36 months.

2.	System revenue – includes all systems sales with payment terms within 12 months.

3.	Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.	Service revenue - includes NeoGraft® technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Year Ended December 31,
	2019	2018
Lease revenue	$65,170	$71,540
System revenue	31,730	23,454
Product revenue	6,030	4,412
Service revenue	7,476	3,208
Total revenue	$110,406	$102,614

18. RELATED PARTY TRANSACTIONS

All amounts were at recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and parties related through employment.

Services Agreement

In 2016, Ipsum Management (S) Pte. Ltd. (“Ipsum”) began providing marketing and sales support services to the Company’s subsidiary in Singapore. One of the senior executives of the Company is the sole shareholder of Ipsum. For the year ended December 31, 2019, the fees charged by Ipsum were $35. For the year ended December 31, 2018, the fees charged by Ipsum were $44. These amounts are reported as part of general and administrative expenses. No amounts were outstanding as at December 31, 2019 and December 31, 2018.

Non-Interest Demand Loan to PT Neoasia Medical

On July 1, 2016, a senior manager of the Company transferred 100.0% of his shares in Inphronics Limited to the Company, making it a wholly-owned subsidiary. At such time, an unsecured non-interest-bearing working capital loan to PT Neoasia Medical, a subsidiary of Inphronics Limited, that was previously provided by the senior manager of the Company was outstanding. As of December 31, 2019 and December 31, 2018, the outstanding amount of the loan was Indonesian rupiah (“IDR”) 6.9 billion, which is equivalent to $498 and $477, respectively. This loan is reported as part of accrued expenses and other current liabilities.

Distribution agreements

On January 1, 2018, the Company entered into a new Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A senior manager of the Company is a 30.0% shareholder of TBC. For the years ended December 31, 2019 and 2018, TBC purchased products in the amount of $378 and $330, respectively, under this distribution agreement. These sales are included in products and services revenue.

Intellectual Property Transfer Agreement

In August 2013, the Company entered into a license agreement for the rights to an invention for fractional radio frequency treatment of the skin with the developers of the technology. Pursuant to the license agreement, the developers, amongst which one is a senior executive of the Company, granted to the Company an exclusive worldwide, perpetual, irrevocable license to develop and commercialize their inventions and any product into which it is integrated. As consideration for such license, the Company agreed to pay the developers 7.0% of the gross income received by the Company from sales of the Venus Viva system and the related consumables and $1.50 per Venus Versa system, up to an aggregate amount of $3,000. For the years ended December 31, 2019 and 2018, the Company paid approximately $806 and $382, respectively, in royalties and reported the amounts under research and development expenses in the consolidated financial statements. As of December 31, 2019 and December 31, 2018, $nil and $101, respectively, was outstanding and reported as part of trade payables.

19. SUBSEQUENT EVENTS

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses in China, Europe, the United States and other countries. Global health concerns, such as the coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity or duration of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including our suppliers, manufacturers, customers, regulators and other third parties with whom we conduct business, experience shutdowns or other business disruptions, our ability to conduct our business in the manner presently planned could be materially and negatively affected. Disruptions to our business could include restrictions on the ability of our sales and marketing personnel and distributors to travel and sell our systems, disruptions of our global supply chain, reduced demand and/or suspension of operations by our customers which could impact their ability to make monthly payments, or deferral of aesthetic or hair restoration procedures in impacted areas. In addition, the outbreak of contagious diseases or the fear of such an outbreak could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the demand for our systems. Any of these events could negatively impact our business, operating results or financial condition.

On March 5, 2020, the Company’s Board of Directors approved declaration and distribution of dividends from Venus Concept Singapore Pte. Ltd in the amount of 400 Singapore dollars (“SDG”), which is equivalent to $289. The Chief Operating Officer (“COO”) of the Company is an existing shareholder of Venus Concept Singapore Pte. Ltd., therefore this transaction was approved by the Audit Committee as a related party transaction.

On March 18, 2020 the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (collectively, the “Investors”) pursuant to which the Company  issued and sold to the Investors an aggregate of 2,300,000 shares of common stock, $0.0001 per share, 660,000 shares of Series A Convertible Preferred Stock, $0.0001 per share, which are convertible into 6,600,000 shares of common stock, and warrants to purchase up to 6,675,000 shares of common stock with an exercise price of $3.50 per share (the “2020 Private Placement”). The warrants have a five-year term and are exercisable beginning 181 days after their issue date. The Series A Preferred Stock will automatically convert into shares of common stock upon receipt of stockholder approval. The Series A Preferred Stock has no voting rights other than as required by law. The 2020 Private Placement was completed on March 19, 2020. The gross proceeds to the Company from the 2020 Private Placement are $22.25 million, before placement agent fees and other offering expenses. EW Healthcare Partners (“EW”) and HealthQuest Capital (“HQ”), existing stockholders of the Company, participated in the 2020 Private Placement. One director of the Company is affiliated with EW and another with HQ, and therefore this transaction was approved by the Audit Committee as a related party transaction.

On March 20, 2020, the Company entered into a Second Amended and Restated Loan Agreement as a borrower with CNB, as amended, (the “CNB Credit Facility”), pursuant to which CNB agreed to make certain loans and other financial accommodations to the Company, and certain of its subsidiaries. In connection with the CNB Credit Facility, the Company also entered into (i) a Second Amended and Restated Guaranty of Payment and Performance with CNB dated as of March 20, 2020, (the “CNB Guaranty”), pursuant to which the Company agreed to guaranty the obligations under the CNB Credit Facility and (ii) a Security Agreement with CNB dated as of March 20, 2020, (the “CNB Security Agreement”), pursuant to which the Company agreed to grant CNB a security interest, in substantially all of its assets, to secure the obligations under the CNB Credit Facility. Borrowings under the CNB Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries and the CNB Guaranty.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of December 31, 2019, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019, because of the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2019, due to a material weakness in internal control over financial reporting, associated with the lease accounting process automation which was identified during the audit of our fiscal year ended December 31, 2018, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of these limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Remediation of the Material Weaknesses identified as of December 31, 2018 during 2019

In connection with our preparation and the audit of our consolidated financial statements as of and for the years ended December 31, 2018 and 2017, we identified several material weaknesses as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting, which we describe below:

•

We did not have in place an effective control environment with formal processes and procedures and an adequate number of accounting personnel with the appropriate technical training in, and experience with, U.S. GAAP to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

•

Given the growth of our company, we had not implemented centralized procedures or a technology solution that would ensure appropriate lessor accounting processes and enable the accurate and timely preparation of financial statements.

•

We did not design or maintain effective controls over the financial statement close and reporting process in order to ensure the accurate and timely preparation of consolidated financial statements in accordance with U.S. GAAP.

To remediate the material weaknesses associated with lack of effective controls over the financial statement close and reporting process, as well as lack of an effective control environment with formal processes and procedures, described above, and to prevent similar deficiencies in the future, we added additional controls and procedures in 2019, including:

•	We performed a formal evaluation of key business process internal controls;

•	We developed a formal plan of internal controls assessment and testing, which was approved by our Audit Committee;

•

We have added personnel to the accounting and financial department with experience in GAAP and SEC financial reporting requirements, implementing accounting systems, developing and implementing internal and external financial reporting systems, as well as compliance, internal controls and enterprise risk management;

•

We have engaged an independent consulting firm which has extensive experience in SEC reporting, internal controls, and compliance and has been involved in addressing the areas identified in the material weakness disclosure in the registration statement and which has been assisting in the implementation of the remediation plan; and

•	We hired a manager of internal audit and compliance.

As of December 31, 2019, the material weaknesses associated with lack of effective controls over the financial statement close and reporting process as well as lack of an effective control environment with formal processes and procedures, are considered fully remediated as the applicable controls operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Any actions we have taken to remediate these deficiencies are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors.

Material Weakness not yet remediated as of December 31, 2019

As of December 31, 2019, we have not yet implemented centralized procedures or a technology solution that would ensure appropriate lessor accounting processes and enable the accurate and timely preparation of consolidated financial statements. We plan to establish adequate centralized procedures related to lease accounting processes in 2020, which could involve either hiring additional personnel or implementing a technology solution. As a result, we concluded that the material weakness associated with lease accounting process existed as of December 31, 2019, as noted above.

Changes in Internal Control over Financial Reporting

As discussed above, the material weaknesses over effective controls over the financial statement close and reporting process as well as lack of an effective control environment with formal processes and procedures as of December 31, 2018, were remediated during 2019. In addition, our plans for remediating the material weakness related to lease accounting process automation would constitute a change in our internal control over financial reporting prospectively, when such controls are effectively implemented. Other than the continuation of the implementation of measures described above, there were no material changes in our internal control over financial reporting during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies.”

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

Item 16.	Form 10-K summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan or Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	3-15-19	2.1
2.2	Amendment No. 1, dated August 14, 2019, to the Agreement and Plan of Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	8-20-19	2.1
2.3	Second Amendment to the Agreement and Plan of Merger and Reorganization, dated as of October 31, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd. and Venus Concept Ltd.	8-K	10-31-19	2.1
2.4	Master Asset Purchase Agreement between Venus Concept Ltd., the Neograft entities, Medicamat and Miriam Merkur, dated January 26, 2018.				X
3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1
3.3	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2
4.1	Description of Securities.				X

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2
4.3	Form of 2020 Warrant.				X
4.4	Amendment to 2019 Warrant.	8-K	3-10-20	4.1
4.5	Form of 2019 Warrant.	8-K	11-7-19	4.1
4.6	Form of Madryn Warrant.	8-K	11-7-19	4.2
4.7	Form of Warrant to Purchase Stock, dated November 7, 2019, by and between Venus Concept Inc. and Solar Capital Ltd.	8-K	11-7-19	4.3
4.8	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Solar Capital Ltd.	10-K	3-20-19	4.10
4.9	Form of Warrant to Purchase Stock, dated May 19, 2015, by and between Restoration Robotics, Inc. and Oxford Finance LLC.				X
4.10	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Western Alliance Bank.				X
4.11	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and SUNS SPV LLC.				X
4.12	Securities Purchase Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.				X
4.13	Registration Rights Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.				X
4.14	Amended and Restated Investors’ Rights Agreement, dated February 7, 2013, by and among Restoration Robotics, Inc. and the investors listed therein, as amended.	S-1	9-1-17	10.10
10.1	Registration Rights Agreement, dated November 7, 2019, by and between Venus Concept Inc. and the investors listed therein.	8-K	11-7-19	10.2
10.2	Registration Rights Agreement, dated November 7, 2019, by and between Venus Concept Inc. and the investors listed therein.	8-K	11-7-19	10.15
10.3	Madryn Credit Agreement, dated October 11, 2016, by and among Venus Concept Ltd., Venus Concept USA, Inc., Venus Concept Canada Corp., Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	11-7-19	10.3
10.4	U.S. Security Agreement, dated October 11, 2016, executed by Venus Concept USA Inc. and Venus Concept Inc., in favor of Madryn Health Partners L.P., for the benefit of Madryn Health Partners, L.P., Madryn Health Partners (Cayman Masters), LP.	8-K	11-7-19	10.4

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.5	First Amendment to Credit Agreement and Investment Documents, dated May 25, 2017, by and among Venus Concept Canada Corp. Venus Concept USA Inc., Venus Concept Ltd. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	11-7-19	10.5
10.6	Second Amendment to Credit Agreement and Consent Agreement, dated February 15, 2018, by and among Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	11-7-19	10.6
10.7	Third Amendment to Credit Agreement and Waiver, dated August 14, 2018, by and among Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	11-7-19	10.7
10.8	Fourth Amendment to Credit Agreement, dated January 11, 2019, by and among Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	11-7-19	10.8
10.9	Fifth Amendment to Credit Agreement, dated March 15, 2019, by and among Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	11-7-19	10.9
10.10	Six Amendment to Credit Agreement and Consent, dated April 25, 2019, by and among Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	11-7-19	10.10
10.11	Seventh Amendment to Credit Agreement, Consent and Waiver, dated June 25, 2019, by and among Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	11-7-19	10.11
10.12	Omnibus Amendment and Waiver, dated July 26, 2019, by and among Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	11-7-19	10.12
10.13	Ninth Amendment to Credit Agreement, dated August 14, 2019, by and among Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	11-7-19	10.13
10.14	Tenth Amendment to Credit Agreement, Consent and Joinder Agreement, dated November 7, 2019, by and among Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Inc. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	11-7-19	10.14

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.15	Second Amended and Restated Loan Agreement, dated March 20, 2020, by and among Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.1
10.16	Second Amended and Restated Guaranty of Payment and Performance, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3- 24-20	10.2
10.17	Third Amended and Restated Revolving Promissory Note, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3- 24-20	10.3
10.18	Security Agreement, dated as of March 20, 2020, by and between Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.4
10.19	Third Amended and Restated Intercreditor Agreement, dated March 20, 2020, by and between Madryn Health Partners, L.P. and City National Bank of Florida.	8-K	3- 24-20	10.5
10.20†	License Agreement, dated July 25, 2006 by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.7
10.21†	First Amendment to License Agreement, dated January 5, 2009, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.8
10.22†	Second Amendment to License Agreement, dated February 23, 2015, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.9
10.23#	Venus Concept Inc. 2019 Incentive Award Plan.	8-K	11-7-19	10.21
10.24#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.				X
10.25#	2017 Incentive Award Plan.	S-8	10-17-17	99.7
10.26#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.26
10.27#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.27
10.28#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.28

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.29#	2017 Employee Stock Purchase Plan.	S-8	10-17-17	99.11
10.30#	Non-Employee Director Compensation Program.	S-1/A	9-18-17	10.35
10.31#	2015 Equity Incentive Plan.	S-8	10-17-17	99.4
10.32#	Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.23
10.33#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.24
10.34#	Venus Concept Ltd. 2010 Israeli Employee Share Option Plan.	8-K	11-7-19	10.20
10.35#	2005 Stock Plan.	S-8	10-17-17	99.1
10.36#	Form of Notice of Stock Option Grant and Stock Option Agreement under 2005 Stock Plan.	S-1	9-1-17	10.20
10.37#	Form of Notice of Stock Option Grant and Stock Option Agreement to International Optionees under 2005 Stock Plan.	S-1	9-1-17	10.21
10.38#	Employment Agreement by and between Venus Concept Ltd. and Domenic Serafino, effective January 1, 2016.	8-K	11-7-19	10.16
10.39#	Employment Agreement by and between Venus Concept Ltd. and Domenic Della Penna, effective September 5, 2017.	8-K	11-7-19	10.17
10.40#	Employment Agreement by and between Venus Concept UK, Ltd. and Søren Maor Sinay, effective August 6, 2019.	8-K	11-7-19	10.18
10.41#	Employment Agreement, dated September 21, 2016, by and between Ryan Rhodes and Restoration Robotics, Inc.	S-1	9-1-17	10.30
10.42#	Employment Letter, dated December 1, 2017, by and between Mark Hair and Restoration Robotics, Inc.	8-K	12-11-17	10.1
10.43#	Employment Agreement, dated January 24, 2020, by and between Chad A. Zaring and Venus Concept Inc.	8-K	1-30-20	10.1
10.44#†	Personal Employment Agreement, dated April 28, 2019, by and between Venus Concept Ltd. and Boris Vaynberg.				X
10.45#	Form of Indemnification Agreement between Venus Concept Inc. and each of its directors and executive officers.	8-K	11-7-19	10.19
10.46	Lease Agreement, dated April 16, 2012, by and between Legacy Partners I San Jose, LLC and Restoration Robotics, Inc.	S-1	9-1-17	10.5

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.47	First Amendment to Lease Agreement, dated April 27, 2016, by and between G&I VIII Baytech LP and Restoration Robotics, Inc. and Tenant Estoppel Certificate, dated March 30, 2017, acknowledging Bridge III CA Alviso Tech Park, LLC as successor-in-interest to Landlord thereto.	S-1	9-1-17	10.6
10. 48	Second Amendment to Lease Agreement, dated November 7, 2019, by and between Bridge III CA Alviso Tech Park, LLC and Venus Concept Inc..				X
10.49	Lease between 235 Investment Limited, Venus Concept Canada Corp and Venus Concept Ltd, dated March 29, 2019.				X
10.50	Assumption and Amendment Agreement by and between Venus Concept USA Inc., and Jack Fisher ND., dated as of February 8, 2018.				X
10.51†

Head of Medical Advisory Board Agreement by and between Venus Concept Ltd. and Dr. Neil Sadick, dated as of June 1, 2016, as amended by 1st Amendment to Head of Medical Advisory Board Agreement, dated as of September 24, 2018.

X
10.52	Joint Venture and Shareholders Agreement for Venus Concept Singapore PTE Ltd., by and among Venus Concept Ltd., Søren Maor Sinay, and Venus Concept Singapore PTE Ltd., dated February 28, 2015.				X
10.53†	Quality Agreement, dated November 19, 2017, by and between Venus Concept Ltd. and R.H. Technologies Ltd.				X
10.54†	Quality Agreement, dated October 11, 2011, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd. (signed December 3, 2017).				X
10.55†	Turn-Key Project Manufacturing Agreement, dated March 23, 2014, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd.				X
10. 56	Quality Agreement, dated July 13/17 2018, by and between Venus Concept Ltd. and Electronique du Mazet.				X
10.57	Intellectual Property Rights Assignment, dated February 15, 2018, by and between Venus Concept Ltd. and Electronique du Mazet.				X
10. 58	Consent to Transfer Confidentiality and Nonsolicitation Subcontracting Agreement, dated February 1, 2018, by and between Venus Concept Ltd. and Societe de Promotion et d'Equipement Medical Medicamat.				X
10.59	Manufacturing Agreement for Consumables, dated October 26, 2018, by and between NPI Solutions and Restoration Robotics, Inc.				X

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
14.1	Code of Business Conduct and Ethics.	8-K	11-7-19	14.1
16.1	Letter dated December 10, 2019 from Grant Thornton LLP to the SEC.	8-K	12-11-19	16.1
21.1	List of Subsidiaries.				X
23.2	Consent of MNP LLP, independent registered public accounting firm.				X
23.3	Consent of Deloitte LLP, independent registered public accounting firm.				X
24.1	Power of Attorney. Reference is made to the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
†

Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Venus Concept Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Venus Concept Inc.

Date: March 30, 2020	By:	/s/ Domenic Serafino
Domenic Serafino
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Domenic Serafino, Domenic Della Penna and Domenic DiSisto his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Domenic Serafino	Chief Executive Officer and Director	March 30, 2020
Domenic Serafino	(Principal Executive Officer)

/s/ Domenic Della Penna	Chief Financial Officer	March 30, 2020
Domenic Della Penna	(Principal Financial and Accounting Officer)

/s/ Scott Barry	Chairman and Director	March 30, 2020
Scott Barry

/s/ Garheng Kong, M.D.	Director	March 30, 2020
Garheng Kong, M.D.

/s/ Louise Lacchin	Director	March 30, 2020
Louise Lacchin

/s/ Fritz LaPorte	Director	March 30, 2020
Fritz LaPorte

/s/ Anthony Natale, M.D	Director	March 30, 2020
Anthony Natale, M.D.

/s/ Keith Sullivan	Director	March 30, 2020
Keith Sullivan