Form 10-Q
period 2020-03-31
Venus Concept Inc.
filed 2020-05-14
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 32,210,142 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for shares and per share data)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,628	$15,666
Restricted cash	83	83
Accounts receivable, net of allowance of $10,889 and $10,494 as of March 31, 2020, and December 31, 2019	55,020	58,977
Inventories	18,923	18,844
Deferred expenses	30	59
Prepaid expenses	2,552	2,523
Advances to suppliers	243	450
Other current assets	2,986	3,101
Total current assets	100,465	99,703
LONG-TERM ASSETS:
Long-term receivables	27,867	35,656
Deferred tax assets	409	622
Severance pay funds	658	710
Property and equipment, net	4,389	4,648
Intangible assets	21,470	22,338
Goodwill	—	27,450
Total long-term assets	54,793	91,424
TOTAL ASSETS	$155,258	$191,127
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$8,212	$7,789
Trade payables	9,208	9,401
Accrued expenses and other current liabilities	15,220	21,120
Taxes payable	1,960	2,172
Unearned interest income	3,672	3,942
Warranty accrual	1,084	1,254
Deferred revenues	1,916	2,495
Total current liabilities	41,272	48,173
LONG-TERM LIABILITIES:
Long-term debt	63,261	61,229
Accrued severance pay	848	827
Deferred tax liabilities	1,085	1,017
Unearned interest income	977	1,681
Warranty accrual	550	723
Other long-term liabilities	691	799
Total long-term liabilities	67,412	66,276
TOTAL LIABILITIES	108,684	114,449
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY (Note 1):
Series A convertible preferred stock, $0.0001 par value: 660,000 shares authorized, 660,000 shares and none issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 32,194,285 and 28,686,116 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	24	24
Additional paid-in capital (Note 2)	170,657	149,840
Accumulated deficit	(125,876)	(75,686)
TOTAL STOCKHOLDERS’ EQUITY	44,805	74,178
Non-controlling interests	1,769	2,500
	46,574	76,678
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,258	$191,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended March 31
	2020	2019
Revenue
Leases	$6,813	$15,742
Products and services	7,695	8,838
	14,508	24,580
Cost of goods sold
Leases	1,452	3,479
Products and services	3,776	3,036
	5,228	6,515
Gross profit	9,280	18,065
Operating expenses:
Selling and marketing	8,611	9,532
General and administrative	14,176	8,340
Research and development	2,624	2,061
Goodwill impairment	27,450	—
Total operating expenses	52,861	19,933
Loss from operations	(43,581)	(1,868)
Other expenses:
Foreign exchange loss	4,279	697
Finance expenses	2,254	1,654
Loss before income taxes	(50,114)	(4,219)
Income tax expense	589	886
Net loss	(50,703)	(5,105)
Loss attributable to stockholders of the Company	(50,190)	(5,273)
(Loss) income attributable to non-controlling interest	(513)	168
	(50,703)	(5,105)

Net loss per share:
Basic	$(1.68)	$(1.10)
Diluted	$(1.68)	$(1.10)
Weighted-average number of shares used in per share calculation:
Basic	29,812	4,776
Diluted	29,812	4,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31
	2020	2019
Net loss and comprehensive loss	$(50,703)	$(5,105)
Loss attributable to stockholders of the Company	(50,190)	(5,273)
Comprehensive (loss) income attributable to non-controlling interest	(513)	168
Comprehensive loss	$(50,703)	$(5,105)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except for shares)

	Preferred Stock Series A		Common Stock		Additional 'Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2020	—	$-	28,686,116	$24	$149,840	$(75,686)	$2,500	$76,678
Issuance of common stock	—	—	1,208,169	—	—	—	—	—
2020 Private Placement shares, net of costs	660,000	—	2,300,000	—	12,115	—	—	12,115
2020 Private Placement Warrants, net of costs	—	—	—	—	4,621	—	—	4,621
Beneficial conversion feature	—	—	—	—	3,564	—	—	3,564
Dividends from subsidiaries	—	—	—	—	—	—	(218)	(218)
Net loss - the Company	—	—	—	—	—	(50,190)	—	(50,190)
Net loss - non-controlling interest	—	—	—	—	—	—	(513)	(513)
Stock-based compensation	—	—	—	—	517	—	—	517
Balance — March 31, 2020	660,000	$-	32,194,285	$24	$170,657	$(125,876)	$1,769	$46,574

	Series A	Series B	Series C	Series C- 1	Series D	Common Stock		Additional 'Paid-	Accumulated	Non- controlling	Total Stockholders’
	Preferred Shares	Preferred Shares	Preferred Shares	Preferred Shares	Preferred Shares	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2019 (as restated, Note 2)	1,264,565	2,632,109	4,615,567	56,983	647,189	4,772,956	$5	$67,495	$(35,067)	$4,022	$36,455
Equity issuance	—	—	—	—	—	—	—	—	—	—	—
Net loss - the Company	—	—	—	—	—	—	—	—	(5,273)	—	(5,273)
Net income - non-controlling interest	—	—	—	—	—	—	—	—	—	168	168
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—
Options exercised	—	—	—	—	—	3,506	—	7	—	—	7
Stock-based compensation	—	—	—	—	—	—	—	375	—	—	375
Balance — March 31, 2019 (as restated, Note 2)	1,264,565	2,632,109	4,615,567	56,983	647,189	4,776,462	$5	$67,877	$(40,340)	$4,190	$31,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,703)	$(5,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	27,450	—
Depreciation and amortization	1,245	325
Stock-based compensation	517	375
Provision for bad debt	1,547	561
Provision for inventory obsolescence	324	223
Finance expenses	2,032	218
Deferred tax expense	281	414
Change in fair value of earn-out liability	179	411
Loss on disposal of property and equipment	29	—
Changes in operating assets and liabilities:
Accounts receivable short- and long-term	10,194	(5,961)
Inventories	(522)	165
Prepaid expenses	(29)	32
Other current assets	381	114
Other long-term assets	5	(49)
Trade payables	(193)	(1,105)
Accrued expenses and other current liabilities	(6,960)	1,389
Severance pay funds	52	(24)
Unearned interest income	(973)	(108)
Other long-term liabilities	(261)	(410)
Net cash used in operating activities	(15,405)	(8,535)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	148
Purchases of property and equipment	(61)	(393)
Net cash used in investing activities	(61)	(245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of financing fees	—	9,636
Drawdown of line-of-credit	423	1,023
Proceeds from 2020 Private Placement, net of costs of $1,950	20,300	—
Dividends from subsidiaries paid to non-controlling interest	(218)	—
Payment of earn-out liability	(77)	(90)
Installment payments	—	(250)
Proceeds from exercise of options	—	7
Net cash provided by financing activities	20,428	10,326
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,962	1,546
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	15,749	6,758
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$20,711	$8,304
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$329	$1,087
Cash paid for interest	$104	$6,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, unless otherwise noted)

1. Nature of Operations

Venus Concept Inc. (formerly Restoration Robotics, Inc.) is a global medical technology company that develops, commercializes, and sells minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. The Company’s systems have been designed on a cost-effective, proprietary and flexible platform that enables it to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. The Company was incorporated in the state of Delaware on November 22, 2002. In these notes to the condensed consolidated financial statements, the “Company”, “Venus Concept,” refers to Venus Concept Inc. and its subsidiaries on a consolidated basis.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future, and, as such, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has had recurring net operating losses and negative cash flows from operations. As of March 31, 2020 and December 31, 2019, the Company had an accumulated deficit of $125,876 and $75,686, respectively. Further, the Company was not in compliance with certain financial covenants contained in its credit agreements with City National Bank of Florida and Madryn Health Partners, L.P. in the nine months ended September 30, 2019. The Company was in compliance with all required covenants as of March 31, 2020 and as of December 31, 2019. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the condensed consolidated financial statements are issued. In addition, the coronavirus pandemic (“COVID-19” or “pandemic”) has had a significant negative impact on the Company’s condensed consolidated financial statements as of March 31, 2020 and for the three months then ended, and management expects it to have future negative impact the extent of which is uncertain and largely subject to whether the severity worsens, or duration lengthens. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time, the Company cannot assure that it will remain in compliance with the financial covenants in its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings and issuance of capital stock. In March 2020 the Company completed the 2020 Private Placement which raised net proceeds of $20,300, as described below. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

Given the COVID-19 pandemic, the Company cannot anticipate the extent to which the current economic turmoil and financial market conditions will continue to adversely impact the Company’s business and the Company may need additional capital to fund its future operations and to access the capital markets sooner than planned. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, it may be compelled to reduce the scope of its operations and planned capital expenditures or sell certain assets, including intellectual property assets. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or amounts and classification of liabilities that might result from the uncertainty. Such adjustments could be material.

Merger of the Company with Venus Concept Ltd.

On November 7, 2019, the Company (formerly Restoration Robotics, Inc.), completed its business combination with Venus Concept Ltd., in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of March 15, 2019, as amended from time to time (the “Merger Agreement”), by and among the Company, Venus Concept Ltd. and Radiant Merger Sub Ltd., a company organized under the laws of Israel and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). Under the Merger Agreement, Merger Sub merged with and into Venus Concept Ltd., with Venus Concept Ltd. surviving as a wholly owned subsidiary of the Company (the “Merger”). Following the completion of the Merger, the Company changed its corporate name to Venus Concept Inc., and the business conducted by Venus Concept Ltd. became the primary business conducted by the Company.

At the effective time of the Merger, each outstanding ordinary and preferred share of Venus Concept Ltd., other than shares held by Venus Concept Ltd. as treasury stock or held by the Company or Merger Sub, were converted into the right to receive 8.6506, or Exchange Ratio, validly issued, fully paid and non-assessable shares of common stock, and each outstanding stock option and warrant issued and outstanding by Venus Concept Ltd. was assumed by Restoration Robotics, Inc. and converted into and became an option or warrant (as applicable) exercisable for shares of common stock with the number and exercise price adjusted by the Exchange Ratio.

The Merger was accounted for as a reverse acquisition with Venus Concept Ltd. as the acquiring company for accounting purposes, and Restoration Robotics, Inc. as the legal acquirer. As a result, upon consummation of the Merger, the historical financial statements of Venus Concept Ltd. became the historical financial statements of Venus Concept Inc.

The 2020 Private Placement

On March 18, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (collectively, the “Investors”) pursuant to which the Company issued and sold to the Investors an aggregate of 2,300,000 shares of common stock, par value $0.0001 per share, 660,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which are convertible into 6,600,000 shares of common stock, and warrants (“the “2020 Private Placement Warrants”) to purchase up to 6,675,000 shares of common stock with an exercise price of $3.50 per share (the “2020 Private Placement”). The 2020 Private Placement Warrants have a five-year term and are exercisable beginning 181 days after their issue date. The Series A Preferred Stock will automatically convert into shares of common stock upon receipt of stockholder approval. The Series A Preferred Stock has no voting rights other than as required by law. The 2020 Private Placement was completed on March 19, 2020. The gross proceeds from the securities sold in the 2020 Private Placement was $22,250. The costs incurred with respect to the 2020 Private Placement totaled $1,950 and were recorded in the condensed consolidated statements of stockholders’ equity. The accounting effects of the 2020 Private Placement transaction are discussed in Note 12.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Venus Concept Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the term "the Company" means Venus Concept Inc. and its subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2020 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts and the carrying value of goodwill, intangible and long-lived assets. Based on the assessment performed, the Company recorded an additional allowance for doubtful accounts of $550 (Note 5) and goodwill impairment of $27,450 (Note 7) as of March 31, 2020 and for the three months then ended.

Amounts reported in thousands within this report are computed based on the amounts in dollars. As a result, the sum of the components reported in thousands may not equal the total amount reported in thousands due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

Restatement of Comparative Amounts

Venus Concept Ltd. previously classified the issuance of common stock and preferred stock as a credit to common stock. In accordance with U.S. GAAP, amounts issued in excess of par value are required to be accounted for in additional paid in capital (APIC). The error is a reclassification from common stock into APIC and has an overall immaterial impact on the consolidated statement of stockholders’ equity and consolidated balance sheet. Items previously reported have been reclassified to conform to U.S. GAAP and the reclassification did not have any impact on the Company’s consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of cash flows and net loss per share calculations.

The following table summarizes the impact of the restatement adjustments on Venus Concept Ltd.’s previously reported condensed consolidated financial statements:

	As previously reported	Adjustment	As restated
	$	$	$
Consolidated balance sheet and consolidated statement of stockholders' equity
January 1, 2019
Common Stock	57,101	(57,096)	5
Additional paid in capital	10,399	57,096	67,495

March 31, 2019
Common Stock	57,101	(57,096)	5
Additional paid in capital	10,774	57,096	67,870

Accounting policies

The accounting policies the Company follows are set forth in the Company’s audited consolidated financial statements for fiscal year 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K. There have been no material changes to these accounting policies.

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

Risks and Uncertainties

The Company has considered the impact of the novel coronavirus (COVID-19) on its condensed consolidated financial statements. COVID-19 has had a significant negative impact on the Company’s condensed consolidated financial statements as of March 31, 2020 and for the three months then ended, and management expects it to have a future negative impact to the extent of which is uncertain and largely subject to whether the severity worsens, or duration lengthens. These impacts could include but may not be limited to risks and uncertainty related to ability of the Company’s sales and marketing personnel and distributors to access the Company’s customer base, disruptions to its global supply chain, reduced demand and/or suspension of operations by the Company’s subscription customers which could impact their ability to make monthly payments, or deferral of aesthetic or hair restoration procedures which would impact the Company’s revenues. Consequently, these may negatively impact the Company’s results of operations, cash flows and its overall financial condition. In addition, the impact of COVID-19 may subject the Company to future risk of material intangible and long-lived assets impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements.

Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC Topic 848). This authoritative guidance provides optional relief for companies preparing for the discontinuation of interest rates such as LIBOR, which is expected to be phased out at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate. This guidance can be applied for a limited time, as of the beginning of the interim period that includes March 12, 2020 or any date thereafter, through December 31, 2022. The guidance will no longer be available to apply after December 31, 2022. The Company is currently assessing the impact of applying this guidance as well as when to adopt this guidance.

In February 2020, the FASB issued authoritative guidance (ASU 2020-02 – Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842)) that amends and clarifies Topic 326 and Topic 842. For Topic 326, the codification was updated to include the Securities and Exchange Commission staff interpretations associated with registrants engaged in lending activities. ASC Topic 326 is effective for annual periods beginning after January 1, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of applying this guidance on its financial instruments, such as accounts receivable.

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas. It is effective from the first quarter of fiscal year 2022, with early adoption permitted in any interim period. If adopted early, the Company must adopt all the amendments in the same period. The amendments have differing adoption methods including retrospectively, prospectively and/or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, depending on the specific change. The Company is currently evaluating the impact of applying this guidance and believes that it has transactions that may fall under the scope.

3. NET LOSS PER SHARE

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock warrants and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31
	2020	2019
Numerator:
Net loss	$(50,703)	$(5,105)
Net loss allocated to stockholders of the Company	$(50,190)	$(5,273)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic and diluted	29,812	4,776
Net loss per share:
Basic and diluted	$(1.68)	$(1.10)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2020 and 2019, respectively, because including them would have been antidilutive:

	March 31, 2020	March 31, 2019
Options to purchase common stock	2,730,791	3,269,926
Preferred stock	660,000	9,216,413
Warrants for common stock	10,665,067	179,932
Total potential dilutive shares	14,055,858	12,666,271

4. FAIR VALUE MEASUREMENTS

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

The Company classifies its restricted cash and guaranteed investment certificates within Level 2 as it uses alternative pricing sources and models utilizing market observable inputs. Contingent earn-out consideration is classified within Level 3. The following tables set forth the fair value of the Company’s Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2020
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Restricted cash	$—	$83	$—	$83
Total assets	$—	$83	$—	$83
Liabilities
Contingent earn-out consideration	—	—	757	757
Total liabilities	$—	$—	$757	$757

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates ("GIC")	$—	$63	$—	$63
Restricted cash	—	83	—	83
Total assets	$—	$146	$—	$146
Liabilities
Contingent earn-out consideration	—	—	655	655
Total liabilities	$—	$—	$655	$655

The earn-out liability is measured using discounted cash flow techniques, with the expected cash outflows estimated based on the probability of assessment of the acquired business achieving the revenue metrics required for payment. Expected future revenues of the acquired business and the associated estimate of probability are not observable inputs. The payments due are based on point in time measurements of the metrics quarterly for two years from the acquisition date. Changes in the fair value of the earn-out liability were recognized in finance expenses in the condensed consolidated statements of operations.

The following table provides a roll forward of the aggregate fair values of the earn-out liability as of March 31, 2020, for which fair value is determined using Level 3 inputs:

Beginning balance	$950
Payments	(828)
Change in value	533
December 31, 2019	655
Payments	(77)
Change in value	179
March 31, 2020	$757

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription contracts with control passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received within the arrangement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $60,895 and $72,602 as of March 31, 2020 and December 31, 2019, respectively, and are included in accounts receivable and long-term receivables on the consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of March 31, 2020 and December 31, 2019. Based upon such assessment, the Company recorded an allowance for doubtful accounts totaling $10,889 and $10,494 as of March 31, 2020 and December 31, 2019, respectively.

A summary of the Company’s accounts receivables is presented as follows:

	March 31, 2020	December 31, 2019
Gross accounts receivable	$93,776	$105,127
Unearned income	(4,649)	(5,623)
Allowance for doubtful accounts	(10,889)	(10,494)
	$78,238	$89,010
Reported as:
Current trade receivables	$55,020	$58,977
Current unearned interest income	(3,672)	(3,942)
Long-term trade receivables	27,867	35,656
Long-term unearned interest income	(977)	(1,681)
	$78,238	$89,010

Current subscription contracts are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		March 31,
	Total	2021	2022	2023	2024	2025
Current financing receivables, net of allowance of $4,352	$33,028	$33,028	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $3,639	27,867	—	21,315	6,534	18	—
	$60,895	$33,028	$21,315	$6,534	$18	$—

Accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from our estimates and could be material to our consolidated financial position, results of operations and cash flows. The allowance for doubtful accounts was $10,889 and $10,494 as of March 31, 2020 and December 31, 2019, respectively.

The allowance for doubtful accounts consisted of the following activity for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31
	2020	2019
Balance at beginning of period	$10,494	$4,408
Write-offs	(1,152)	(1,064)
Provision	1,547	561
Balance at end of period	$10,889	$3,905

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	March 31, 2020	December 31, 2019
Raw materials	$956	$877
Work-in-progress	2,362	2,067
Finished goods	15,605	15,900
Total inventory	$18,923	$18,844

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the quarter from upgraded sales. The Company expensed $3,600 ($5,255 in the three months ended March 31, 2019) in cost of goods sold during the quarter. The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of March 31, 2020, a provision for obsolescence of $1,531 ($1,439 as of December 31, 2019) was taken against inventory.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives (in years)	March 31, 2020	December 31, 2019
Lab equipment tooling and molds	4 - 10	$7,973	$7,872
Office furniture and equipment	6 - 10	1,692	1,710
Leasehold improvements	up to 10	1,961	1,950
Computers and software	3	1,814	1,811
Vehicles	5 - 7	16	16
Total property and equipment		13,456	13,359
Less: Accumulated depreciation		(9,067)	(8,711)
Total property and equipment, net		$4,389	$4,648

Depreciation expense were $377 and $192 for the three months ended March 31, 2020 and 2019, respectively.

Other Current Assets

	March 31, 2020	December 31, 2019
Government remittances (1)	$1,435	$1,704
Sundry assets and miscellaneous	1,551	1,397
Total other current assets	$2,986	$3,101

(1)Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	March 31, 2020	December 31, 2019
Payroll and related expense	$2,335	$3,117
Accrued expenses	8,309	10,645
Commission accrual	2,445	4,215
Sales and consumption taxes	2,131	3,143
Total accrued expenses and other current liabilities	$15,220	$21,120

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	March 31, 2020	December 31, 2019
Balance as of the beginning of the year	$1,977	$1,336
Warranties assumed through business combination	-	273
Warranties issued during the year	115	1,038
Warranty costs incurred during the year	(458)	(670)
Balance at the end of the year	$1,634	$1,977
Current	1,084	1,254
Long-term	550	723
Total	$1,634	$1,977

Finance Expenses

	Three Months Ended March 31
	2020	2019
Interest expense	$2,108	$1,555
Accretion on long-term debt	146	99
Total finance expenses	$2,254	$1,654

7. INTANGIBLE ASSETS AND GOODWILL

As described in Note 1, in November 2019, the Company completed its business combination with Venus Concept Ltd., which included the addition of goodwill of $24,847 and amortizable intangible assets, represented by the technology ($16,900) and the brand name ($1,200). Goodwill associated with the Merger was primarily attributable to the future revenue growth opportunities associated with additional share in the hair restoration market, as well as the value associated with assembled workforce.

The carrying values of goodwill and indefinite-life intangible assets are subject to annual impairment assessment as of the last day of each fiscal year. Between annual assessments, impairment review may also be triggered by any significant events or changes in circumstances affecting the Company’s business. The global pandemic caused by the novel coronavirus (COVID-19) has significantly impacted the Company’s business during the first three months of 2020, including its sales, supply chain, manufacturing and accounts receivable collections. As a result, the Company considered the COVID-19 pandemic as a triggering event and conducted quantitative impairment assessment of its goodwill as of March 31, 2020.

The Company has one reporting unit and it’s carrying value was compared to its estimated fair value. As at March 31, 2020, the Company estimated its fair value using a combination of income approach and market approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions including among others, a discount rate and a terminal value. The market approach is based on the observed ratios of enterprise value to revenue multiples of the Company and other comparable publicly traded companies. Based upon the results of the goodwill impairment assessment, the Company recorded an impairment charge of $27,450 as of March 31, 2020, which represented the full balance of goodwill for the reporting unit.

Intangible assets net of accumulated amortization and goodwill were as follows:

	At March 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(172)	$1,228
Brand	2,500	(342)	2,158
Technology	16,900	(1,174)	15,726
Supplier agreement	3,000	(642)	2,358
Total intangible assets and goodwill	$23,800	$(2,330)	$21,470

	At December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$27,450	$—	$27,450
Customer relationships	1,400	(149)	1,251
Brand	2,500	(276)	2,224
Technology	16,900	(469)	16,431
Supplier agreement	3,000	(568)	2,432
Total intangible assets and goodwill	$51,250	$(1,462)	$49,788

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

April 1, 2020 to December 31, 2020	$2,605
2021	3,473
2022	3,473
2023	3,473
2024	3,473
Thereafter	4,973
Total	$21,470

8. COMMITMENTS AND CONTINGENCIES

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

Aggregate future minimum lease payments and purchase commitments with manufacturers as of March 31, 2020 are as follows:

	Office Lease	Purchase Commitments	Total
April 1, 2020 to December 31, 2020	$1,637	$7,607	$9,244
2021	1,881	—	1,881
2022	953	—	953
2023	515	—	515
Thereafter	1,410	—	1,410
Total	$6,396	$7,607	$14,003

The total rent expense for all operating leases for the three months ended March 31, 2020 and 2019 was $570 and $390, respectively.

Commitments

As of March 31, 2020, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $7,607. In addition, as of March 31, 2020, the Company had $3,476 of open purchase orders that can be cancelled with 90 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

Legal Proceedings

Purported Shareholder Class Actions

Between May 23, 2018 and June 11, 2019, four putative shareholder class actions complaints were filed against Restoration Robotics, Inc., certain of its former officers and directors, certain of its venture capital investors, and the underwriters of the IPO. Two of these complaints, Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609, and Li v. Restoration Robotics, Inc., et al., No. 19CIV08173 (together, the “State Actions”), were filed in the Superior Court of the State of California, County of San Mateo, and assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act. The other two complaints, Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF (together, the “Federal Actions”), were filed in the United States District Court for the Northern District of California, and assert claims under Sections 11 and 15 of the Securities Act. The complaints all allege, among other things, that the Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

In the State Actions Restoration Robotics, Inc., along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim, and secured a stay of both cases based on the forum selection clause contained in its Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act. However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, the Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material fact, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, the Company demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. Hearings on the Company’s demurrer and renewed motion to dismiss, originally scheduled for May 8, 2020, have been postponed to a later date, yet to be determined, due to COVID-19.

In the Federal Actions, which have been consolidated under the caption in re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD, Lead Plaintiff Eduardo Guerrini filed his consolidated amended complaint for violations of federal securities laws on November 30, 2018. The consolidated amended complaint alleges again that, among other things, Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with the IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. On January 29, 2019, Restoration Robotics, Inc., along with certain of its former officers and directors, filed a motion to dismiss the consolidated amended complaint for failure to state a claim. On October 18, 2019, the District Court granted Restoration Robotics, Inc. motion to dismiss as to all but two allegedly false or misleading statements contained in the Company’s Prospectus. On December 9, 2019, the Company filed its answer to the consolidated amended complaint denying the falsity of these statements, and discovery is underway.

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

In addition to the actions described above relating to the IPO, two lawsuits purporting to challenge disclosures made in connection with our merger have also been filed. The first, captioned Bushansky v. Restoration Robotics, Inc., et al., No. 5:19-cv-06004-MMC, alleged, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleged that the proxy statement, filed with the SEC by Restoration Robotics, Inc. on September 10, 2019 in connection with the Merger, omitted or misrepresented material information. The complaint sought, among other things, injunctive relief, unspecified damages, and attorneys’ fees and costs. On November 6, 2019, the plaintiff voluntarily dismissed the Bushansky action with prejudice as to his individual claims and without prejudice as to the claims of the putative class.

The second, a putative shareholder class action complaint captioned Pak v. Restoration Robotics, Inc., et al., No. 1:19-cv-02237, was filed in the United States District Court for the District of Delaware on December 6, 2019. The complaint alleges, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleges that the proxy statement, filed with the SEC by Restoration Robotics, Inc. on September 10, 2019 in connection with the Merger, contained false or misleading information. The complaint seeks, among other things, compensatory and/or rescissory damages, and attorneys’ fees and costs. On February 26, 2020, the District Court appointed Joon Pak as Lead Plaintiff in the Pak action, and approved his selection of Lead Counsel. The Company believes that these lawsuits are without merit and management intends to vigorously defend against these claims. The Company’s motion to dismiss the Pak complaint is due on May 26, 2020.

Venus Concept China Matter

The Company’s Chinese subsidiary, Venus Concept China, imports and sells registered medical devices and unregistered non-medical devices in the People’s Republic of China (“PRC”). One of its unregistered products has been the subject of inquiries from two district level branches of the SAMR, Xuhui MSA and Huangpu MSA, as to whether the product was properly sold as a non-medical device. In January 2019, Venus Concept China applied to register a version of this non-medical device as a medical device with the National Medical Products Administration of PRC, or NMPA. On June 12, 2019, Venus Concept China was informed that Xuhui MSA had opened an administrative investigation case related to whether the device is an unregistered medical device, as a result of a complaint that Xuhui MSA received from a former distributor of Venus Concept China. Huangpu MSA notified Venus Concept China that it would be suspending its separate investigation against Venus Concept China, pending the results of the Xuhui MSA investigation. The Company and Venus Concept China have voluntarily stopped sales in China of this product. On December 11, 2019, Xuhui MSA informed Venus Concept China that a determination had been made by the Shanghai Medical Products Administration that Versa’s IPL function should be administered as a Class II medical device. Xuhui MSA also suggested that Venus Concept China consider a voluntary recall of all Versa units sold in China. In late January 2020, Venus Concept China received a copy of the Shanghai Medical Products Administration’s determination that because of the intended uses for Versa’s IPL function comprise medical treatment functions such as “treatment of benign pigmented epidermis and skin lesions,” Versa’s IPL function should be administered as a Class II medical device. Although the revenue generated from the product that is the subject of the investigation did not represent a material amount of the Company’s total revenues for the years ended December 31, 2018 and 2019, monetary penalties nonetheless could be material.

In April 2020, Venus Concept China received a determination from NMPA on its application for registering Versa’s IPL function as a medical device. NMPA has approved the registration of one applicator HR 650 for hair removal as a Class II medical device out of the four IPL applicators for which Venus Concept China had originally applied. The date of registration is April 15, 2020. Venus Concept China also submitted an explanation letter and a draft Corrective & Preventive Action Report plan to Xuhui MSA during a meeting with the local authority on April 23, 2020. However, on April 29, 2020, Xuhui MSA informed Venus Concept China that its administrative investigation case has been transferred to Xuhui Branch of Shanghai Municipal Public Security Bureau (“Xuhui PSB”) for further handling. On May 6, 2020, the economic crime investigation department of Xuhui PSB confirmed to Venus Concept China’s local PRC counsel that they will review and decide whether or not to file formally a criminal investigation case against Venus Concept China and any relevant individuals allegedly responsible for any alleged criminal offense(s). Should such criminal investigation case be formally filed, then Xuhui PSA will conduct a formal investigation and at the end of which, determine whether or not the case should then be submitted to the relevant Procuratorate office (equivalent of the local prosecutors’ office) for criminal prosecution proceedings against Venus Concept China and any accused individuals. Based on facts and information currently available to the Company, it is currently uncertain as to whether or not the Xuhui PSB will actually file a formal criminal investigation case against Venus Concept China and if so, whether or not it will transfer the case for criminal prosecution at the end of such investigation, or whether or not any criminal offense(s) will be established against Venus Concept China and any relevant individuals in any subsequent criminal prosecution proceedings.

The Company and Venus Concept China are cooperating with the relevant authorities in these matters; however, the Company cannot predict the outcome of these matters.

Further, the Company may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of its business, which does not deem to be material to the Company’s business and results of operations.

9. LONG-TERM DEBT

Madryn Credit Agreement

On October 11, 2016, Venus Concept Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement is comprised of four tranches of debt aggregating $70,000. As at March 31, 2020, and as at December 31, 2019, the Subsidiary Obligors had borrowed $60,000 under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Term C borrowings of $10,000 were undrawn and are no longer available. Borrowings under the Madryn Credit Agreement are secured by substantially all of the Company’s assets and the assets of the Subsidiary Obligors. On the 24th payment date, which is September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement will become due and payable in full.

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

The loans are collateralized by substantially all the assets of Venus Concept Ltd. and certain of its subsidiaries. In addition, the Madryn Credit Agreement contains certain covenants that require the Company together with its subsidiaries to achieve certain minimum revenue and liquidity thresholds. The minimum revenue and liquidity covenants require that the Company and its subsidiaries, on a consolidated basis, achieve (i) minimum reported revenue targets for any four consecutive fiscal quarter period of an amount equal to the greater of (A) $100.0 million and (B) one hundred and fifty percent (150%) of the aggregate outstanding amount of the loans as of the last day of such four consecutive fiscal quarter period, (ii) minimum levels of cash held in deposit accounts controlled by Madryn to be no less than $2.0 million and (iii) minimum levels of cash held in all deposit accounts, plus availability under the CNB Credit Facility (as defined below), to be no less than $5.0 million.

The Madryn Credit Agreement also contains various covenants that limit the Company’s ability and the ability of its subsidiaries to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without Madryn’s consent, to, among other things:

•	sell, lease, transfer, exclusively license or dispose of the Company’s assets;
•	create, incur, assume or permit to exist additional indebtedness or liens, which may limit the Company’s ability to raise additional capital;
•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to the Company’s capital stock;
•	pay any cash dividend or make any other cash distribution or payment in respect of the Company’s capital stock;
•	make specified investments (including loans and advances);
•	make changes to certain key personnel including the Company’s President and Chief Executive Officer;
•	merge, consolidate or liquidate; and
•	enter into certain transactions with affiliates.

As of March 31, 2020 and as of December 31, 2019 the Company was in compliance with all required covenants.

Pursuant to the Madryn Credit Agreement, if all or any portion of the loans are prepaid, then a prepayment premium must be paid equal to: (i) 8.00% of the loans prepaid if prepaid on or prior to August 31, 2019, (ii) 6.50% if prepaid after August 31, 2019 but on or prior to August 31, 2020, (iii) 5.00% if prepaid after August 31, 2020 but on or prior to February 28, 2021, (iv) 4.00% if prepaid after February 28, 2021 but on or prior to August 31, 2021, (v) 3.00% if prepaid after August 31, 2021 but on or prior to February 28, 2022, and (vi) 2.00% if prepaid after February 28, 2022.

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

As a guarantor under the Madryn Credit Agreement, the Company is jointly and severally liable for the obligations (as defined in the Madryn Credit Agreement) thereunder and to secure its obligations, the Company has granted the administrative agent a lien on all of its assets pursuant to the terms of the U.S. Security Agreement. In the event of default under the Madryn Credit Agreement, Madryn may accelerate the obligations and foreclose on the collateral granted by the Company and Venus Concept Ltd. under the U.S. Security Agreement to satisfy the obligations.

The scheduled principal payments on the outstanding borrowings as of March 31, 2020 are as follows:

As of March 31, 2020
2020	$-
2021	-
2022	64,602
Total	64,602
Less: debt discounts and issuance costs	(1,341)
Less: current portion	-
Non-current portion	$63,261

10. Credit facility

The Company has an agreement with City National Bank of Florida (“CNB”) pursuant to which CNB agreed to provide a revolving credit facility to certain of the Company’s subsidiaries in the maximum principal amount of $10,000 ($10,000 in 2019, starting from April 2019), to be used to finance working capital requirements (the “Credit Facility”). As of March 31, 2020, the Company had $8,212 outstanding ($7,789 as of December 31, 2019) under the Credit Facility, which bears interest at LIBOR rate plus 3.25%, which amounted to a weighted average of 4.64% (5.90% for the three months ended March 31, 2019).

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

The CNB Credit Facility requires the Company to maintain either a minimum cash balance in deposit accounts or a maximum total liability to tangible net worth ratio and a minimum debt service coverage ratio. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the Madryn Credit Agreement (see Note 9).

11. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the conversion of all outstanding shares of convertible preferred stock, plus options granted and available for grant under the incentive plans.

	March 31, 2020	December 31, 2019
Outstanding common stock warrants	10,665,067	3,990,067
Outstanding stock options	4,783,483	3,278,439
Common stock to be issued upon conversion of the Series A Preferred Stock	6,600,000	—
Shares reserved for future option grants	358,488	742,828
Total common stock reserved for issuance	22,407,038	8,011,334

12. STOCKHOLDERS EQUITY

Common Stock

The Company’s common stock confer upon their holders the following rights:

•The right to participate and vote in the Company’s stockholder meetings, whether annual or special. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;

•The right to a share in the distribution of dividends, whether in cash or in the form of bonus shares, the distribution of assets or any other distribution pro rata to the par value of the shares held by them; and

•The right to a share in the distribution of the Company’s excess assets upon liquidation pro rata to the par value of the shares held by them.

Series A preferred stock

As noted in Note 1 above, in March 2020, the Company issued and sold to certain of the Investors an aggregate 660,000 shares of Series A Preferred Stock. The terms of the Series A Preferred Stock are governed by a Certificate of Designation filed by the Company with the Secretary of State of the State of Delaware on March 18, 2020. The following is a summary of the material terms of the Series A Preferred Stock:

•

Voting Rights. The Series A Preferred Stock has no voting rights except as required by law and except that the consent of the holders of a majority of outstanding shares of Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock or take certain other actions with respect to the Series A Preferred Stock.

•	Liquidation. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

•

Conversion. The Series A Preferred Stock is automatically convertible into shares of common stock, based on an initial conversion ratio of 1:10, as adjusted in accordance with the Certificate of Designation, upon receipt of the approval of the Company’s stockholders. The Company is not permitted to issue any shares of common stock upon conversion of the Series A Preferred Stock to the extent that the issuance of such shares of common stock would exceed 19.99% of the Company’s outstanding shares of common stock as of the date of the initial issuance of the Series A Preferred Stock, unless the Company obtains shareholder approval to issue more than such 19.99% (the “Conversion Cap”). The Conversion Cap will be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

•	Dividends. No dividends will be paid on the outstanding shares of Series A Preferred Stock.

•	Redemption. The Series A Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Series A Preferred Stock shall be perpetual unless converted.

Upon issuance, each share of Series A Preferred Stock included an embedded beneficial conversion feature because the market price of the Company’s common stock on the date of issuance of the Series A Preferred Stock of $2.47 per share as compared to an effective conversion price of the Series A Preferred Stock of $1.93 per share. As a result, the Company recorded the intrinsic value of the beneficial conversion feature of $3,564. Because the Series A Preferred Stock is perpetual, it will be carried at the amount recorded at inception.

The Company evaluated the Series A Preferred Stock for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Series A Preferred Stock did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the Series A Preferred Stock is not mandatorily redeemable and does not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the Series A Preferred Stock would be recorded as permanent equity, not temporary equity, based on the guidance of ASC 480 given that the holders of equally and more subordinated equity would be entitled to also receive the same form of consideration upon the occurrence of the event that gives rise to the redemption or events of redemption that are within the control of the Company.

Since Series A Preferred Stock was sold as a unit with warrants, the proceeds received were allocated to each instrument on a relative fair value basis as it is described below.

2020 Private Placement Warrants

As noted in Note 1 above, in March 2020, the Company issued and sold to the Investors warrants to purchase up to 6,675,000 shares of common stock with an exercise price of $3.50 per share, along with the shares of common stock and preferred stock the Investors purchased. The 2020 Private Placement Warrants have a five-year term and are exercisable beginning 181 days after their issue date. The Company evaluated the 2020 Private Placement Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the warrants only require settlement through the issuance of the Company’s common stock which is not redeemable, and do not represent an obligation to issue a variable number of shares. Based on this guidance, the Company determined, for each issuance, that the 2020 Private Placement Warrants did not need to be accounted for as a liability. Accordingly, the 2020 Private Placement Warrants were classified as equity and are not subject to remeasurement at each balance sheet date. The proceeds received in the 2020 Private Placement were allocated to each instrument on a relative fair value basis.

Total net proceeds of $20,300 reduced by $3,564 of the beneficial conversion feature were allocated as follows: $8,063 to Series A Preferred Stock, $4,052 to shares of common stock and $4,621 to the 2020 Private Placement Warrants issued. Series A Preferred Stock and common stock issued in the 2020 Private Placement were recorded at par value of $0.0001 with the excess of par value recorded in APIC.

2010 Plan

In November 2010, the Company’s Board of Directors (the “Board”) adopted a share option plan (the “2010 Share Option Plan”) pursuant to which some of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Company’s Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended by ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an Optionee that has received or been granted an Option shall not be made without the Optionee’s written consent. As of March 31, 2020, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 44,450 (44,450 as at December 31, 2019).

2019 Plan

The 2019 Incentive Award Plan was originally established under the name Restoration Robotics, Inc., as the 2017 Incentive Award Plan. It was adopted by the Company’s Board of Directors on September 12, 2017 and approved by the Company’s stockholders on September 14, 2017. The 2017 Incentive Award Plan was amended, restated, and renamed as set forth above, and was approved by the Company’s stockholders on October 4, 2019.

Under the 2019 Plan, 450,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date of the Merger. As of March 31, 2020, there were 314,038 of shares of common stock available under the 2019 Plan (698,378 as at December 31, 2019).

The Company recognized stock-based compensation for its employees and non-employees in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31
	2020	2019
Cost of sales	$6	$—
Selling and marketing	192	123
General and administrative	299	237
Research and development	20	15
Total stock-based compensation	$517	$375

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended March 31
	2020	2019
Expected term (in years)	5.00-6.54	4.00-5.00
Risk-free interest rate	0.57-1.50%	1.4-2.53%
Expected volatility	43.00%	49.00%
Expected dividend rate	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2020	3,278,439	5.29	5.08	$4,885
Options granted	1,615,000	4.36
Options exercised	—	—
Options forfeited/cancelled	(109,956)	25.77
Outstanding – March 31, 2020	4,783,483	4.50	6.54	$2,750
Exercisable – March 31, 2020	2,730,791	3.98	4.20	$2,750
Expected to vest – after March 31, 2020	2,052,692	5.21	9.64	$-

The following tables summarize information about share options outstanding and exercisable at March 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.15 - $3.64	3,205,312	5.89	$2.74	1,890,312	3.03	$2.12
$5.25 - $12.00	1,493,525	7.99	6.90	780,687	7.05	6.28
$12.45 - $26.10	37,576	8.46	18.45	14,246	8.20	19.19
$26.70 - $33.00	31,912	2.21	27.30	31,796	2.19	27.30
$36.00 - $94.65	15,158	4.46	58.80	13,750	4.08	59.15
	4,783,483	6.54	$4.50	2,730,791	4.20	$3.98

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $31 for the three months ended March 31, 2020 and 2019, respectively.

The weighted-average grant date fair value of options granted was $7.515 and $5.52 per share for the three months ended March 31, 2020 and 2019, respectively.

13. INCOME TAXES

The Company generated a loss and incurred $589 of tax expense for the three months ended March 31, 2020. A reconciliation of income tax expense is as follows:

	Three Months Ended March 31
	2020	2019
Loss before income taxes	$(50,114)	$(4,219)
Theoretical tax benefit at the statutory rate (24.1% in 2020, 24.7% in 2019)	(12,077)	(1,043)
Differences in jurisdictional tax rates	(172)	(233)
(Recognition) Use of losses	(101)	564
Valuation allowance	5,362	1,066
Non-deductible expenses	7,577	532
Total income tax expense	589	886
Net loss	$(50,703)	$(5,105)

Income tax expense is recognized based on the actual income or loss incurred during the three months ended March 31, 2020. Due to the uncertainties as a result of COVID-19, management was unable to determine an annualized effective tax rate and calculate the income tax expense in accordance with such method. The effective tax rate differs from the statutory tax rate due to the recognition of previously unrecognized carried forward tax losses.

14. SEGMENT AND GEOGRAPHIC INFORMATION

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended March 31
	2020	2019
United States	$5,640	$9,539
International	8,868	15,041
Total revenue	$14,508	$24,580

As of March 31, 2020, long-lived assets in the amount of $22,923 were located in the United States and $2,935 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.Lease revenue - includes all system sales with typical lease terms of 36 months.

2.System revenue – includes all systems sales with payment terms within 12 months.

3.Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.Service revenue - includes NeoGraft® technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended March 31
	2020	2019
Lease revenue	$6,813	$15,742
System revenue	3,498	6,315
Product revenue	1,510	1,328
Service revenue	2,687	1,195
Total revenue	$14,508	$24,580

15. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and its related parties:

Non-Interest Demand Loan to PT Neoasia Medical

On July 1, 2016, a senior manager of the Company transferred 100.0% of his shares in Inphronics Limited to the Company, making it a wholly-owned subsidiary. At such time, an unsecured non-interest-bearing working capital loan to PT Neoasia Medical, a subsidiary of Inphronics Limited, that was previously provided by the senior manager of the Company was outstanding. As of March 31, 2020 and December 31, 2019, the outstanding amount of the loan was Indonesian rupiah (“IDR”) 6.9 billion, which is equivalent to $457 and $498, respectively. This loan is reported as part of accrued expenses and other current liabilities.

Distribution agreements

On January 1, 2018, the Company entered into a new Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A senior manager of the Company is a 30.0% shareholder of TBC. For the three months ended March 31, 2020 and 2019, TBC purchased products in the amount of $49 and $100, respectively, under this distribution agreement. These sales are included in products and services revenue.

Intellectual Property Transfer Agreement

In August 2013, the Company entered into a license agreement for the rights to an invention for fractional radio frequency treatment of the skin with the developers of the technology. Pursuant to the license agreement, the developers, amongst which one is a senior executive of the Company, granted to the Company an exclusive worldwide, perpetual, irrevocable license to develop and commercialize their inventions and any product into which it is integrated. As consideration for such license, the Company agreed to pay the developers 7.0% of the gross income received by the Company from sales of the Venus Viva system and the related consumables and $1.50 per Venus Versa system, up to an aggregate amount of $3,000. No royalties were paid in the three months ended March 31, 2020 and 2019, respectively. The Company reported the amounts under research and development expenses in the condensed consolidated financial statements. No amounts were outstanding as at March 31, 2020 and December 31, 2019.

16. SUBSEQUENT EVENTS

Paycheck Protection Program

The Company and one of its subsidiaries, Venus Concept USA Inc. (“Venus USA”), received funding in the total amount of $4,048 in connection with two “Small Business Loans” under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief, and Economic Security Act, as amended from time to time (the “PPP”).

The Company entered the U.S. Small Business Administration Note dated as of April 21, 2020 in favor of CNB pursuant to which the Company borrowed $1,665 original principal amount, which was funded on April 29, 2020 (the “Venus Concept PPP Loan”). The Venus Concept PPP Loan bears interest at 1% per annum and matures in two years from the date of disbursement of funds under the loan. Interest and principal payments under the Venus Concept PPP Loan will be deferred for a period of six months.

The Venus Concept PPP Loan contain certain covenants which, among other things, restrict the Company’s use of the proceeds of the PPP Loan to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any creditor of the Company, to the extent that a default under any loan or other agreement would materially affect the Company’s ability to repay its PPP Loan and limit the Company’s ability to make certain changes to its ownership structure.

Venus USA entered into a U.S. Small Business Administration Note dated as of April 15, 2020 in favor of CNB. Venus USA borrowed $2,383 original principal amount, which was funded on April 20, 2020 (the “Venus USA PPP Loan” and together with the Venus Concept PPP Loan, individually each a “PPP Loan” and collectively, the “PPP Loans”). The terms of the Venus USA PPP Loan are substantially similar to the terms of the Venus Concept PPP Loan.

Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that the Company would not be required to repay the PPP Loans in full.

Under the Madryn Credit Agreement each PPP Loan is permitted to be incurred by the Company and Venus Concept USA as long as certain conditions remain satisfied, including that all PPP Loans must be forgiven other than any amount which can fit under existing permitted debt baskets in the Madryn Credit Agreement. If the Company and/or Venus Concept USA defaults on the respective PPP Loan or if any of the conditions to the incurrence thereof under the Madryn Credit Agreement are not satisfied (i) events of default will occur under the Madryn Credit Agreement and the CNB Credit Facility and (ii) the Company and Venus Concept USA may be required to immediately repay their respective PPP Loan.

Also, the U.S. Small Business Administration (the “SBA”) has decided, in consultation with the Department of the Treasury, that it will review all loans in excess of $2,000 following the lender’s submission of the borrower’s loan forgiveness application. To the extent that the SBA’s audit determines that Venus Concept USA was not entitled to the loan under the PPP, the loan may not be forgiven, an event of default would occur under the Madryn Credit Agreement and Venus Concept USA could be subject to civil and criminal penalties.

Twelfth Amendment to the Madryn Credit Agreement

On April 29, 2020, the Company entered into an amendment to the Madryn Credit Agreement that (i) require that interest payments for the period beginning January 1, 2020 and ending on, and including, April 29, 2020 (the “PIK Period”), be paid-in-kind, (ii) increase the interest rate from 9.00% per annum to 12.00% per annum during the PIK Period and (iii) require the Company to provide certain additional financial and other reporting information to the lenders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto in our Annual Report filed on Form 10-K for the year ended December 31, 2019 (“Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) and other filings we have made with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item IA “Risk Factors” of our Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read Part II, Item 1A, “Risk Factors” herein and Part I, Item IA, “Risk Factors” of our Form 10-K.

Overview

We are an innovative global medical technology company that develops, commercializes, and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on a cost-effective, proprietary and flexible platform that enables us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the three months ended March 31, 2020 and 2019, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

In November 2019, we completed our business combination with Venus Concept Ltd. and the business of Venus Concept Ltd. became the primary business of the company.

We have had recurring net operating losses and negative cash flows from operations. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $125.9 million and $75.7 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuance of capital stock. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $20.6 million and $15.7 million, respectively. On March 19, 2020 we issued and sold securities in a private placement for gross proceeds of approximately $22.3 million. See “—2020 Private Placement” below. The COVID-19 pandemic has had a significant negative impact on our business, and we cannot anticipate the extent to which the current economic turmoil will continue to adversely impact our business which is largely subject to whether the severity worsens, or duration lengthens. Given the COVID-19 pandemic, we may need additional capital to fund our future operations and to access the capital markets sooner than we planned. We cannot assure you that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets. See ‘‘—Liquidity and Capital Resources’’.

2020 Private Placement

On March 18, 2020, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and they agreed to purchase an aggregate of approximately 2.3 million shares of our common stock, 0.7 million shares of Series A Preferred Stock, which is convertible into 6.6 million shares of our common stock and the 2020 Private Placement Warrants to purchase up to an aggregate of approximately 6.7 million shares of our common stock at an exercise price of $3.50 per share, which we refer to as the 2020 Private Placement. The 2020 Private Placement Warrants have a five-year term and are exercisable beginning 181 days after their issue date. The Series A Preferred Stock will automatically convert into shares of common stock upon receipt of stockholders’ approval. The Series A Preferred Stock has no voting rights other than as required by law. The aggregate net purchase price for the securities sold in the 2020 Private Placement was approximately $20.3 million. The transaction was completed on March 19, 2020.

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

Service revenue includes revenue derived from our VeroGrafters™ technician services, our 2two5 internal advertising agency, and our extended warranty service contracts provided to our existing customers.

Systems are sold through our subscription model, or through traditional sales contracts directly and through distributors.

We generate recurring monthly revenue under our subscription-based business model and from traditional system sales. Venus Concept Ltd. commenced a subscription-based model in North America in 2011 and, for the three months ended March 31, 2020, and 2019, approximately 66% and 72% of system revenues were derived from our subscription model, respectively. We have launched our subscription model in targeted international markets in which we operate directly. We currently do not offer the ARTAS® iX System for hair restoration under the subscription model.

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

We have developed and commercialized twelve technology platforms, including our ARTAS® and NeoGraft® systems. Our medical aesthetic technology platforms have received regulatory clearance for indications such as treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains, as well as other indications, that are cleared for marketing in overseas markets but not in the United States, including treatment of certain soft tissue injuries, temporary increase of skin tightening, temporary body contouring, and vaginal treatments in the Israeli market only. We believe our ARTAS® and NeoGraft® systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market.

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

As of March 31, 2020, we operated directly in 29 international markets through our 24 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, Singapore, Indonesia, Vietnam, India, Israel, Italy, Bulgaria, Russia, Kazakhstan and South Africa.

Our revenues for the three months ended March 31, 2020 and March 31, 2019 were $14.5 million and $24.6 million, respectively. We had a net loss attributable to Venus Concept of $50.2 million and $5.3 million in the three months ended March 31, 2020 and March 31, 2019, respectively. We had Adjusted EBITDA loss of $13.7 million and $1.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

The following reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31
	2020	2019
Reconciliation of net loss to adjusted EBITDA	(in thousands)
Net loss	$(50,703)	$(5,105)
Foreign exchange loss	4,279	697
Finance expenses	2,254	1,654
Income tax expense	589	886
Depreciation and amortization	1,245	325
Stock-based compensation expense	517	375
Goodwill impairment charge	27,450	—
Other adjustments (1)	638	—
Adjusted EBITDA	$(13,731)	$(1,168)

(1) For the three months ended March 31, 2020, the other adjustments are mainly severance and retention payments.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sale contracts and under subscription agreements. The following table set forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended March 31
	2020	2019
United States	34	144
International	203	398
Total systems delivered	237	542

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

Investment in Sales, Marketing and Operations. In recent years we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This includes reducing our reliance on distributor arrangements, opening more direct offices and hiring experienced sales, marketing and operational staff. While we will generate incremental product sales in these new markets, these revenues and the related margins may not fully offset the startup investments in the initial years. In the three months ended March 31, 2020 and 2019, respectively, we did not open any direct sales offices, and are currently reevaluating our profitability and overall business model in select countries.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining required payments under their subscription contracts. Due to COVID-19 we have experienced significant reductions in collection of the accounts receivable from our subscription customers across the markets we operate in in the first quarter of 2020. As a result, we recorded an additional provision for bad debt of $0.6 million for the three months ended March 31, 2020.

Outlook

COVID-19

The global pandemic caused by the novel coronavirus (COVID-19) has significantly negatively impacted all aspects of our business during the first three months of 2020, including our sales, supply chain, manufacturing and accounts receivable collections.

Supply chain. A number of the components we use to manufacture our systems are sourced from China. We have experienced difficulty with sourcing certain component parts from China for some of our systems and, consequently, we were not able to manufacture the number of systems forecasted for the first quarter of fiscal 2020. Since March 16, 2020, we are unable to access our facility in San Jose or NPI Solutions, Inc., or NPI’s facility and therefore we are currently unable to manufacture ARTAS procedure kits and ARTAS® iX Systems and have been limited to shipping procedure kits from existing inventory. We cannot predict when the Order of the Health Officer of the County of Santa Clara, directing all individuals to shelter-in-place, will be lifted, and we can resume normal operations.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries over the course of our ten-year history. Approximately 30% of our 2019 sales came from the APAC and European regions which were impacted by the pandemic throughout the first quarter of fiscal 2020. We also saw a pronounced decline in system sales, product sales and service revenues in North America and Latin America beginning in March 2020, primarily as a result of mandated government lockdowns or “shelter-in-place” requirements in these regions. We expect COVID-19 will continue to significantly negatively affect customer demand in the second quarter of fiscal 2020 and into the second half of the year. While we expect some recovery in some markets in the second half of the year, the impact of COVID-19 on our sales could nonetheless be significant.

Accounts receivable collections. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers are experiencing difficulty in making timely payments or payments at all during this pandemic under their subscription agreements which could result in higher than anticipated bad debt expense over the course of the 2020 fiscal year. In our largest subscription markets we collected approximately 60% of our billings in March 2020 and 30% of our billings in April 2020. We proactively manage collection of outstanding amounts and have made arrangements with many of our subscription customers to either defer collection or to collect a reduced amount, with the expectation of full collection as business activities resume. Based on our interactions and arrangements secured thus far with our subscription customers, we expect the majority to recommence payments once lockdown or shelter-in-place orders are lifted and their businesses can reopen. Our systems are equipped with monthly activation codes, and non-paying customers will not be provided with codes unless overdue balances are cleared, or a repayment arrangement is made with our finance department. However, at this point we are not able to estimate with a high degree of certainty the ultimate negative collection experience tracing to COVID-19, but as a preliminary assessment we have increased our regular allowance for doubtful accounts by $0.6 million specifically to cover such potential write-offs. We will continue our pro-active management of collections and will revisit our estimates during the second quarter of fiscal 2020.

Mitigation efforts. We are focused on mitigating the impacts of the COVID-19 pandemic on our business to the extent possible.  Our mitigation efforts include the following:

•

Accounts Receivables Collections Initiatives. We have made arrangements with most of our non-paying subscription customers to collect temporarily reduced monthly payments where possible and/or deferred amounts in expectation of full collection as business activities resume. Based on these arrangements, we expect the majority of our subscription clients to recommence payments once lockdown or shelter in place orders are lifted and their businesses reopen, the timing of which will vary by geography. We cannot assure you that these customers will resume payments under their contracts.

•

Cost reduction initiatives. After the Merger, we focused on improving the profitability of the combined businesses and identified approximately $18.0 million of synergies and cost reductions related to the Merger that we expect to realize over the course of fiscal 2020. In addition, and in response to the challenging business environment in recent months related to COVID-19, we also conducted a full review of our 2020 operating budget. In the first quarter of fiscal 2020, we began implementing a new restructuring program which is expected to contribute to our overall strategy of financial improvement through the elimination of overhead and streamlining of certain enterprise functions. The restructuring program is mainly focused on reduction of payroll costs through a combination of permanent headcount reductions, a hiring freeze, temporary unpaid leave and a reduced work week for certain employees and reduction of discretionary spending across all departments. We expect to realize costs savings of approximately $20.0 million in 2020 and continuing into 2021. Our first quarter results reflect a severance provision of approximately $0.4 million related to approximately 67 employees who were terminated on or about March 31, 2020. We also continue to identify additional cost reduction measures that will be implemented if we experience a prolonged recovery from this pandemic. We cannot assure you that we will be successful in fully realizing synergies and cost reductions related to the Merger or that we will realize additional operating expense reductions in the range of our estimates.

•

Cash Interest Payment Deferral. On April 29, 2020, we entered into an amendment to the Madryn Credit Agreement to (i) require that interest payments for the period beginning January 1, 2020 and ending on, and including, April 29, 2020 (the “PIK Period”), be paid-in-kind, (ii) increase the interest rate from 9.00% per annum to 12.00% per annum during the PIK Period and (iii) require us to provide certain additional financial and other reporting information to the lenders.

•

Paycheck Protection Program Loans. We and one of our subsidiaries received funding in the aggregate principal amount of $4.1 million in two Small Business Loans under the federal Paycheck Protection Program. See ‘‘—Liquidity and Capital Resources”.

The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments, which we cannot predict, including the duration of the pandemic, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease in each of the markets in which we operate.

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

System Revenue

For the three months ended March 31, 2020 and 2019, approximately 66% and 72%, respectively, of our system revenues were derived from subscription contracts. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a deposit. The significantly reduced up-front financial commitment, coupled with less onerous credit and disclosure requirements, is intended to make our subscription-based sales program more appealing and affordable to physicians, including non-traditional providers of aesthetic services such as family practice, general practice, and medical spas. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three months ended March 31, 2020 and 2019, approximately 29% and 23%, respectively, of our system revenues were derived from traditional sales. Customers generally demand higher discounts in connection with these types of sales. We recognize revenues from products sold to end customers based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determine the transaction price; and (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We do not generally grant rights of return or early termination rights to our end customers. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the three months ended March 31, 2020 and 2019, approximately 5% and 5%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

Procedure Based Revenue

We generate revenue from our harvesting and site making procedures in hair restoration procedures. The harvesting procedure is an act of activating the needle mechanism of the ARTAS® System and it consists of multiple harvests (each harvested hair follicle is one harvest), which direct customers can purchase at fixed price per harvest (with a minimum of 750 harvests) or a set price per procedure, as agreed upon at the time of system purchase. We also provide one sterile and one non-sterile disposable clinical kit per procedure. On average, each procedure consists of approximately 1,500 harvests. The customer must place an online order with us for the number of procedures desired and make a payment. Upon receipt of the order and the related payment, we release an electronic key that enables the ARTAS® System to perform the number of procedures purchased. Once the procedures are exhausted (or “consumed”), the customer must purchase additional procedures. Harvesting procedures can also be purchased in bulk orders. The site making procedure uses ARTAS® System to create a recipient site (i.e. site making) in the patient’s scalp affected by androgenic alopecia or AGA (or male pattern baldness). The site making procedures generally include one disposable site making kit. The site making procedures are sold to customers in the same manner as the harvesting procedures.

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

We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in absolute dollars as we continue to invest in research, clinical studies, regulatory affairs, and development activities, but to decline as a percentage of revenue as our revenue increases over time.

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rate on our long-term debt is fixed at 12% as of March 31, 2020 and 9% as of December 31, 2019.

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

Income tax expense is recognized based on the actual income or loss incurred during the three months ended March 31, 2020. Due to the uncertainties as a result of COVID-19, we were unable to determine an annualized effective tax rate and calculate the income tax expense in accordance with such method. The effective tax rate differs from the statutory tax rate due to the recognition of previously unrecognized carried forward tax losses.

Non-Controlling Interests

In many countries where we have direct operations, we have minority shareholders. For accounting purposes, these minority partners are referred to as non-controlling interests, and we record the non-controlling interests’ share of earnings in our subsidiaries as a separate balance within stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity.

Restatement of Comparative Amounts

For the three months ended March 31, 2019, we previously classified the issuance of common stock and preferred stock as a credit to common stock. In accordance with U.S. GAAP, amounts issued in excess of par value are required to be accounted for in additional paid in capital (APIC). The error is a reclassification from common stock into APIC and has an immaterial impact on the consolidated statement of stockholders’ equity and consolidated balance sheet. Items previously reported have been reclassified to conform to U.S. GAAP and the reclassification did not have any impact on the Company’s consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of cash flows and net loss per share calculations.

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended March 31
	2020	2019
Consolidated Statements of Loss:	(dollars in thousands)
Revenues:
Leases	$6,813	$15,742
Products and services	7,695	8,838
Total revenue	14,508	24,580
Cost of goods sold	5,228	6,515
Gross profit	9,280	18,065
Operating expenses:
Sales and marketing	8,611	9,532
General and administrative	14,176	8,340
Research and development	2,624	2,061
Goodwill impairment	27,450	—
Total operating expenses	52,861	19,933
Loss from operations	(43,581)	(1,868)
Other expenses:
Foreign exchange loss	4,279	697
Finance expenses	2,254	1,654
Loss before income taxes	(50,114)	(4,219)
Provision for income taxes	589	886
Net loss	$(50,703)	$(5,105)
Net loss attributable to the Company	(50,190)	(5,273)
Net (loss) income attributable to noncontrolling interest	(513)	168
Net loss	$(50,703)	$(5,105)
As a % of revenue:
Revenues	100%	100%
Cost of goods sold	36.0	26.5
Gross profit	64.0	73.5
Operating expenses:
Selling and marketing	59.4	38.8
General and administrative	97.7	33.9
Research and development	18.1	8.4
Goodwill impairment	189.2	—
Total operating expenses	364.4	81.1
Loss from operations	(300.4)	(7.6)
Foreign exchange loss	29.5	2.8
Finance expenses	15.5	6.7
Loss before income taxes	(345.4)	(17.2)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended March 31
	2020	2019
	(dollars in thousands)
Revenues by region:
United States	$5,640	$9,539
International	8,868	15,041
Total revenue	$14,508	$24,580

	Three Months Ended March 31
	2020	2019
	(dollars in thousands)
Revenues by product:
Subscription—Systems	$6,813	$15,742
Products—Systems	3,498	6,315
Products—Other (1)	1,510	1,328
Services (2)	2,687	1,195
Total revenue	$14,508	$24,580

(1)	Products other include ARTAS procedure kits, Venus Concept’s Venus Skin and hair products, and other consumables.
(2)	Services include VeroGrafters™ technician services, 2two5 ad agency services and extended warranty sales.

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues

	Three Months March 31,
	2020		2019		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$6,813	47.0	$15,742	64.0	$(8,929)	(56.7)
Products—Systems	3,498	24.1	6,315	25.7	(2,817)	(44.6)
Products other	1,510	10.4	1,328	5.4	182	13.7
Services	2,687	18.5	1,195	4.9	1,492	124.9
Total	$14,508	100.0	$24,580	100.0	$(10,072)	(41.0)

Total revenue decreased by $10.1 million, or 41.0%, to $14.5 million for the three months ended March 31, 2020 from $24.6 million for the three months ended March 31, 2019. The decrease in revenue was a result of decreased revenue in the United States of $3.9 million and decreased revenue in international markets of $6.2 million. The decrease in revenue in the United States was driven by COVID-19 related lockdown restrictions and shelter-in-place orders imposed by federal and state governments. The decrease in revenue in international markets is largely due to disruptions in supply chain caused by restrictions imposed by the Chinese government due to the COVID-19 pandemic in January and February of 2020 followed by lockdown restrictions and shelter-in-place orders imposed subsequently by federal and local governments in other countries and markets in which we operate. In both the United States and international markets, the business closures and the resultant uncertainty negatively impacted our ability to access and sell into our customary channels. Where accessibility was possible, selling efforts were hampered by target customer concerns over economic uncertainty.

We sold an aggregate of 237 systems in the three months ended March 31, 2020 compared to 542 in the three months ended March 31, 2019. The percentage of systems revenue derived from our subscription model was approximately 66% in the three months ended March 31, 2020 compared to 72% in the three months ended March 31, 2019.

Other product revenue increased by $0.2 million, or 13.7%, to $1.5 million in the three months ended March 31, 2020 from $1.3 million in the three months ended March 31, 2019. The increase was driven by sales of ARTAS procedure kits, while other product revenue remained flat year-over-year.

Services revenue increased by $1.5 million, or 124.9%, to $2.7 million in the three months ended March 31, 2020 from $1.2 million in the three months ended March 31, 2019. This increase was driven by an expansion of the VeroGrafters™ technician services and additional warranty revenue on ARTAS® systems.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $1.3 million, or 20.2%, to $5.2 million in the three months ended March 31, 2020, from $6.5 million in the three months ended March 31, 2019. Gross profit decreased by $8.8 million, or 48.5%, to $9.3 million in the three months ended March 31, 2020, as compared to $18.1 million in the three months ended March 31, 2019. The decrease in gross profit is primarily due to disruptions in supply chain due to COVID-19 followed by lockdown restrictions and shelter-in-place orders imposed by federal and local governments in countries and markets we operate. Gross margin was 64.0% of revenue in the three months ended March 31, 2020, compared to 73.5% of revenue in the three months ended March 31, 2019. The decrease in gross profit percentage is primarily due to excess manufacturing costs related to the ARTAS® system, as a result of lower than expected production, and inventory fair value adjustments recognized on the business combination with Venus Concept Ltd. expensed through cost of goods sold during the three months ended March 31, 2020.

Operating expenses

	Three Months Ended March 31,
	2020		2019		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$8,611	59.4	$9,532	38.8	$(921)	(9.7)
General and administrative	14,176	97.7	8,340	33.9	5,836	70.0
Research and development	2,624	18.1	2,061	8.4	563	27.3
Goodwill impairment	27,450	189.2	-	—	27,450	100.0
Total operating expenses	$52,861	364.4	$19,933	81.1	$32,928	165.2

Selling and Marketing. Selling and marketing expenses decreased by 9.7% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily due to reduced selling commissions as a result of lower sales in the first quarter of 2020. As a percentage of total revenues, our selling and marketing expenses increased by 20.6%, from 38.8% in the three months ended March 31, 2019 to 59.4% in the three months ended March 31, 2020. We expect selling and marketing expenses to decrease as a percentage of sales in the future.

General and Administrative. General and administrative expenses increased by 70.0% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, reflecting costs related to increased legal, audit and regulatory expenses primarily related to public company reporting obligations, an increase in bad debt expense as a result of COVID-19 related lockdown restrictions and shelter-in-place orders, and additional amortization of intangible assets recognized on the business combination with Venus Concept Ltd. As a percentage of total revenues, our general and administrative expenses increased by 63.8%, from 33.9% in the three months ended March 31, 2019, to 97.7% in the three months ended March 31, 2020, primarily due to expenses related to public company reporting obligations and due to lower revenues in the first quarter of 2020.

Research and Development. Research and development expenses increased by 27.3% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. As a percentage of total revenues, our research and development expenses increased by 9.7%, from 8.4% in the three months ended March 31, 2019, to 18.1% in the three months ended March 31, 2020. The increase in the research and development expense is attributable to the ARTAS iX™ System research and development program we acquired through the Merger in November of 2019.

Goodwill impairment. We considered a substantial decline in our equity value and worsening macroeconomic factors due to COVID-19 as triggering events that caused analysis of potential impairment of our goodwill and other intangible assets as of March 31, 2020. The quantitative impairment analysis resulted in goodwill impairment of $27.5 million driven primarily by lower than expected actual sales, as well as lower projected sales and decreased profitability because of COVID-19.

Foreign exchange loss. We had a foreign exchange loss of $4.3 million in the three months ended March 31, 2020 and foreign exchange loss of $0.7 million in the three months ended March 31, 2019. Changes in foreign exchange in the three months ended March 31, 2020 are driven mainly by foreign exchange effect on accounts receivable balances denominated in currencies other than the US dollar with the larger impact for Mexico, Canada and Australia which currencies declined as a result of the collapse in world oil prices in March 2020. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses increased by $0.6 million, from $1.7 million in the three months ended March 31, 2019, to $2.3 million in the three month ended March 31, 2020, mostly due to increase in the annual interest rate from 9.00% to 12.00% during the PIK Period under the Madryn Credit Agreement. See “—Liquidity and Capital Resources” below.

Income Taxes Expense. Income taxes expense decreased to $0.6 million in the three months ended March 31, 2020 from a $0.9 million income tax expense in the three months ended March 31, 2019. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place. In the first quarter of 2020, we had a combination of less profitable sales and an increase in sales in lower rate tax jurisdictions.

Liquidity and Capital Resources

We had $20.6 million and $15.7 million of cash and cash equivalents as of March 31, 2020, and December 31, 2019, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities to investors in private placements and through debt financing. During the three months ended March 31, 2020, we drew $0.4 million on our credit facility with City National Bank of Florida and completed an equity financing that generated $22.3 million of gross proceeds . See “—The 2020 Private Placement” above. We had total debt obligations of approximately $71.5 million as of March 31, 2020, including line of credit borrowings of $8.2 million, compared to total debt obligations of approximately $69.0 million at December 31, 2019, including line of credit borrowings of $7.8 million.

Our working capital requirements reflect the growth of our business over the last few years, in particular, the shift from a traditional sales model to a subscription model. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 66:34 in the three months ended March 31, 2020, compared to 75:25 in the three months ended March 31, 2019. We are directing more effort to securing traditional sales in order to improve cash flow. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

We also require modest funding for capital expenditures. Our capital expenditures relate primarily to our research and development facilities in Yokneam, Israel. In addition, our capital investments have included improvements and expansion of our subsidiaries’ operations to support our growth.

Madryn Credit Agreement

On October 11, 2016, Venus Concept Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended, (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement is comprised of four tranches of debt aggregating $70.0 million. As of March 31, 2020, and December 31, 2019, the Subsidiary Obligors had borrowed $60.0 million under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Term C borrowings of $10.0 million were undrawn and are no longer available. On the 24th payment date, which is September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement will become due and payable in full. Borrowings under the Madryn Credit Agreement are secured by substantially all of our assets and the assets of the Subsidiary Obligors.

In connection with the Merger, we entered into an amendment to the Madryn Credit Agreement, dated as of November 7, 2019, (the “Amendment”), pursuant to which we joined as (i) a guarantor to the Madryn Credit Agreement and (ii) a grantor to the certain security agreement, dated October 11, 2016, (as amended, restated, supplemented or otherwise modified from time to time), by and among the grantors from time to time party thereto and the administrative agent (the “U.S. Security Agreement”). As a guarantor under the Madryn Credit Agreement, we are jointly and severally liable for the obligations (as defined in the Madryn Credit Agreement) thereunder and to secure our obligations thereunder, we have granted the administrative agent a lien on all of our assets pursuant to the terms of the U.S. Security Agreement. In the event of default under the Madryn Credit Agreement, Madryn may accelerate the obligations and foreclose on the collateral granted by us and Venus Concept Ltd. under the U.S. Security Agreement to satisfy the obligations.

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

On April 29, 2020, we entered into an amendment to the Madryn Credit Agreement that (i) require that interest payments for the period beginning January 1, 2020 and ending on, and including, April 29, 2020 (the “PIK Period”), be paid-in-kind, (ii) increase the interest rate from 9.00% per annum to 12.00% per annum during the PIK Period and (iii) require us to provide certain additional financial and other reporting information to the lenders.

Pursuant to the terms of the Madryn Credit Agreement, if all or any portion of the loans are prepaid, then a prepayment premium must be paid equal to: (i) 8.00% of the loans prepaid if prepaid on or prior to August 31, 2019, (ii) 6.50% if prepaid after August 31, 2019 but on or prior to August 31, 2020, (iii) 5.00% if prepaid after August 31, 2020 but on or prior to February 28, 2021, (iv) 4.00% if prepaid after February 28, 2021, but on or prior to August 31, 2021, (v) 3.00% if prepaid after August 31, 2021, but on or prior to February 28, 2022, and (vi) 2.00% if prepaid after February 28, 2022.

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

As of March 31, 2020, and December 31, 2019, we were in compliance with all required covenants.

In connection with the Madryn Credit Agreement, Venus Concept Ltd. issued three types of 10-year warrants (“Madryn Warrants”). As of March 31, 2020, Madryn Warrants exercisable for 179,932 shares of common stock were outstanding.

CNB Credit Facility

We have a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries in the maximum principal amount of $10.0 million ($7.5 million as of March 31, 2019), to be used to finance working capital requirements (the “Credit Facility”). In April 2019, maximum principal amount under the Credit Facility was increased from $7.5 million to $10.0 million. As of March 31, 2020, there was $8.2 million outstanding ($7.8 million as of December 31, 2019) under the Credit Facility, which bears interest at LIBOR rate plus 3.25%, which amounted to a weighted average of 4.64% (5.9% in the three months ended March 31, 2019).

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

The Credit Facility is secured by substantially all of our assets and the assets of certain of our subsidiaries requires us to maintain either a minimum cash balance in deposit accounts or a maximum total liability to tangible net worth ratio and a minimum debt service coverage ratio. An event of default under the Credit Facility would cause a default under the Madryn Credit Agreement as described above.

On March 20, 2020, we entered into a Second Amended and Restated Loan Agreement as a borrower with CNB, as amended, pursuant to which CNB agreed to make certain loans and other financial accommodations to us. In connection with the CNB Credit Facility, we also entered into (i) a Second Amended and Restated Guaranty of Payment and Performance with CNB dated as of March 20, 2020, (the “CNB Guaranty”), pursuant to which we agreed to guaranty the obligations under the CNB Credit Facility and (ii) a Security Agreement with CNB dated as of March 20, 2020, (the “CNB Security Agreement”), pursuant to which we agreed to grant CNB a security interest, in substantially all of its assets, to secure the obligations under the CNB Credit Facility. Borrowings under the CNB Credit Facility are secured by substantially all our assets and the CNB Guaranty.

In the event of a default, if we and our subsidiary obligors are unable to repay all outstanding amounts, CNB may foreclose on the collateral granted to it to collateralize the indebtedness, which includes the enforcement of the CNB Guaranty, which will significantly affect our ability to operate its business.

As of March 31, 2020, and December 31, 2019, we were in compliance with all required covenants.

PPP Loans

In April 2020, we and our wholly-owned subsidiary, Venus Concept USA Inc., a Delaware corporation (“Venus USA”), received funding in the total amount of $4.1 million, in connection with two “Small Business Loans” under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief, and Economic Security Act, as amended from time to time (the “PPP”).

Pursuant to the terms of the U.S. Small Business Administration Note dated as of April 21, 2020, by us and in favor of CNB, we borrowed $1.7 million of original principal amount, which was funded on April 29, 2020 (the “Venus Concept PPP Loan”). The Venus Concept PPP Loan bears interest at 1% per annum and matures in two years from the date of disbursement of funds under the loan. Interest and principal payments under the Venus Concept PPP Loan will be deferred for a period of six months. Under certain circumstances, all or a portion of the Venus Concept PPP Loan may be forgiven, however, there can be no assurance that any portion of the Venus Concept PPP Loan will be forgiven and that we would not be required to repay the Venus Concept PPP Loan in full.

The Venus Concept PPP Loan contain certain covenants which, among other things, restrict our use of the proceeds of the PPP Loan to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any our creditor, to the extent that a default under any loan or other agreement would materially affect our ability to repay its PPP Loan and limit our ability to make certain changes to our ownership structure.

Venus USA also entered into a U.S. Small Business Administration Note dated as of April 15, 2020 in favor of CNB pursuant to which Venus USA borrowed $2.4 million of original principal amount, which was funded on April 20, 2020 (the “Venus USA PPP Loan” and together with the Venus Concept PPP Loan, individually each a “PPP Loan” and collectively, the “PPP Loans”). The terms of the Venus USA PPP Loan are substantially similar to the terms of the Venus Concept PPP Loan.

Under the Madryn Credit Agreement each PPP Loan is permitted to be incurred by us and Venus Concept USA as long as certain conditions remain satisfied, including that all PPP Loans must be forgiven other than any amount which can fit under existing permitted debt baskets in the Madryn Credit Agreement. If we and/or Venus Concept USA defaults on the respective PPP Loan or if any of the conditions to the incurrence thereof under the Madryn Credit Agreement are not satisfied (i) events of default will occur under the Madryn Credit Agreement and the CNB Credit Facility and (ii) we and Venus Concept USA may be required to immediately repay their respective PPP Loan.

Also, the SBA has decided, in consultation with the Department of the Treasury, that it will review all loans in excess of $2.0 million following the lender’s submission of the borrower’s loan forgiveness application. To the extent that the SBA’s audit determines that Venus Concept USA was not entitled to the loan under the PPP, the loan may not be forgiven, an event of default would occur under the Madryn Credit Agreement and Venus Concept USA could be subject to civil and criminal penalties.

Capital Resources

As of March 31, 2020, we had capital resources consisting of cash and cash equivalents of approximately $20.6 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

While we believe that the net proceeds from the 2020 Private Placement, the proceeds from the PPP Loans, together with our existing cash and cash equivalents, and the anticipated savings from our Merger-related cost savings initiatives and our new restructuring program, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, the impact of COVID-19 on our business has been significant and we cannot anticipate the extent to which the current economic turmoil will continue to adversely impact our business which is largely subject to whether the severity worsens, or duration lengthens. Given the COVID-19 pandemic, we may need additional capital to fund our future operations and to access the capital markets sooner than we planned. We cannot assure you that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

We are restricted by covenants in the Madryn Credit Agreement, the CNB Credit Facility and the PPP Loans. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In addition, the Madryn Credit Agreement contains certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default under the agreement and the requirement for us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time, we cannot assure that we will remain in compliance with the financial covenants in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31
	2020	2019
	(in thousands)
Cash used in operating activities	$(15,405)	$(8,535)
Cash used in investing activities	(61)	(245)
Cash provided by financing activities	20,428	10,326
Net increase in cash, cash equivalents and restricted cash	$4,962	$1,546

Cash Flows from Operating Activities

For the three months ended March 31, 2020, cash used in operating activities consisted of a net loss of $50.7 million partially offset by an investment in net operating assets of $1.7 million and non-cash operating expenses of $33.6 million. The investment in net operating assets was primary attributable to a decrease in inventories of $0.5 million, decrease in accrued expenses and other current liabilities of $7.0 million, decrease in unearned interest income of $1.0 million, decrease in accounts payable of $0.2 million and decrease in other non-current liabilities of $0.3 million. This was partially offset by a decrease in accounts receivable of $10.2 million, primarily due to the decrease in subscription sales, and decrease in other current assets of $0.4 million. The non-cash operating expenses consisted mainly of goodwill impairment charge of $27.5 million, a provision for bad debts of $1.5 million, depreciation and amortization of $1.2 million, stock-based compensation expense of $0.5 million, provision for inventory obsolescence of $0.3 million, deferred tax expense of $0.3 million, a change in the fair value of the earn-out liability for the purchase of NeoGraft of $0.2 million and finance expenses of $2.0 million.

In the three months ended March 31, 2019, cash used in operating activities consisted of a net loss of $5.1 million and an investment in net operating assets of $5.9 million, partially offset by non-cash operating expenses of $2.5 million. The investment in net operating assets was primarily attributable to an increase in accounts receivable of $6.0 million due to the increase in subscription sales, a decrease in accounts payable of $1.1 million and a decrease in other non-current liabilities of $0.4 million. This was partially offset by an increase in inventories of $0.2 million to meet higher demand and to accommodate the increased number of technology platforms offered and an increase in accrued expenses and other current liabilities of $1.4 million. The non-cash operating expenses consisted mainly of stock-based compensation of $0.4 million, depreciation and amortization of $0.3 million, change in fair value of earn-out liability of $0.4 million, deferred tax expense of $0.4 million, provision for inventory obsolescence of $0.2 million and a provision for bad debts of $0.6 million.

Cash Flows from Investing Activities

In the three months ended March 31, 2020, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

In the three months ended March 31, 2019, cash used in investing activities consisted of $0.4 million for the purchase of property and equipment partially offset by $0.2 million of proceeds from sale of property and equipment.

Cash Flows from Financing Activities

In the three months ended March 31, 2020, cash from financing activities consisted primarily of net proceeds from the drawdown on the Madryn Credit Agreement of $0.4 million, net proceeds from 2020 Private Placement of $20.3 million, partially offset by payment of dividends from subsidiary to non-controlling interest of $0.2 million and payment of the NeoGraft earn-out liability of $0.1 million.

In the three months ended March 31, 2019, the cash from financing activities consisted of net proceeds from the issuance of long-term debt of $9.7 million and $1.0 million in drawings on the credit facility, offset by the $0.3 million of cash for installment payments and $0.1 million of earn-out liability payments related to NeoGraft acquisition occurred in 2018.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of March 31, 2020, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $7.6 million. In addition, as of March 31, 2020, we had $3.5 million of open purchase orders that can be cancelled with 90 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of March 31, 2020, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$5,352	$73,331	$—	$—	$78,683
Operating leases	2,107	2,493	648	1,148	6,396
Purchase commitments	7,607	—	—	—	7,607
Total contractual obligations	$15,066	$75,824	$648	$1,148	$92,686

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structure finance entities.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our Annual Report filed on Form 10-K for the year ended December 31, 2019, we believe that the assumptions and estimates associated with stock-based compensation, goodwill impairment, allowance for doubtful accounts, revenue recognition, accrual for severance and income taxes have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Long-term receivables

Long-term receivables relate to our subscription contract revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease which ranged between 8% to 9% for the three months ended March 31, 2020 and March 31, 2019, respectively. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

The fair value of stock options on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock, to determine the fair value of award. We recognize the expense associated with options using a single-award approach over the requisite service period.

Financial statements in U.S. dollars

We believe that the U.S. dollar is the currency in the primary economic environment in which we operate. The U.S. dollar is the most significant currency in which our revenues are generated, and our costs are incurred. In addition, our debt and equity financings are generally based in U.S. dollars. Therefore, our functional currency, and that of our subsidiaries, is the U.S. dollar.

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

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide disclosure for this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As of March 31, 2020, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020, because of the material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were not effective as of March 31, 2020, because of a material weakness in internal controls over financial reporting, associated with the lease accounting process automation which was identified during the audit of our fiscal year ended December 31, 2018, as described below.

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

Material Weakness not yet Remediated as of March 31, 2020

In connection with our preparation and the audit of our consolidated financial statements as of and for the years ended December 31, 2018 and 2017, we identified a material weakness related to lack of centralized procedures or a technology solution that would ensure appropriate lessor accounting processes and enable the accurate and timely preparation of financial statements. As of March 31, 2020, we have not yet implemented centralized procedures or a technology solution that would ensure appropriate lessor accounting processes and enable the accurate and timely preparation of consolidated financial statements. We plan to establish adequate centralized procedures related to lease accounting processes later in 2020, which could involve either hiring additional personnel or implementing a technology solution. As a result, we concluded that the material weakness associated with lease accounting process existed as of March 31, 2020, as noted above.

Changes in Internal Control over Financial Reporting

Our plans for remediating the material weakness related to lease accounting process automation would constitute a change in our internal control over financial reporting prospectively, when such controls are effectively implemented. Other than the continuation of the implementation of measures described above, there were no material changes in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the State Actions, we, along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim, and secured a stay of both cases based on the forum selection clause contained in our Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act. However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Under this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material fact, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, we demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. Hearings on our demurrer and renewed motion to dismiss, originally scheduled for May 8, 2020, have been postponed to a later date, yet to be determined, due to COVID-19.

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

The second, a putative shareholder class action complaint captioned Pak v. Restoration Robotics, Inc., et al., No. 1:19-cv-02237, was filed in the United States District Court for the District of Delaware on December 6, 2019. The complaint alleges, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleges that the proxy statement filed with the SEC by Restoration Robotics on September 10, 2019 in connection with the Merger contained false or misleading information. The complaint seeks, among other things, compensatory and/or rescissory damages, and attorneys’ fees and costs. On February 26, 2020, the District Court appointed Joon Pak as Lead Plaintiff in the Pak action, and approved his selection of Lead Counsel. The Company’s motion to dismiss the Pak complaint is due on May 26, 2020. We believe that these lawsuits are without merit and we intend to vigorously defend against these claims.

Venus Concept China Matter

Our Chinese subsidiary, or Venus Concept China, imports and sells registered medical devices and unregistered non-medical devices in the PRC. One of its unregistered products has been the subject of inquiries from two district level branches of the SAMR, Xuhui MSA and Huangpu MSA, as to whether the product was properly sold as a non-medical device. In January 2019, Venus Concept China had applied to register a version of this non-medical device as a medical device with the National Medical Products Administration of PRC, or NMPA. On June 12, 2019, Venus Concept China was informed that Xuhui MSA had opened an administrative investigation case related to whether the device is an unregistered medical device, as a result of a complaint that Xuhui MSA received from a former distributor of Venus Concept China. Huangpu MSA notified Venus Concept China that it would be suspending its separate investigation against Venus Concept China, pending the results of the Xuhui MSA investigation. We and Venus Concept China have voluntarily stopped sales in China of this product. On December 11, 2019, Xuhui MSA informed Venus Concept China that a determination had been made by the Shanghai Medical Products Administration that Versa’s IPL function should be administered as a Class II medical device. Xuhui MSA also suggested that Venus Concept China consider a voluntary recall of all Versa units sold in China. In late January 2020, Venus Concept China received a copy of the Shanghai Medical Products Administration’s determination that because of the intended uses for Versa’s IPL function comprise medical treatment functions such as “treatment of benign pigmented epidermis and skin lesions,” Versa’s IPL function should be administered as a Class II medical device. Although the revenue generated from the product that is the subject of the investigation did not represent a material amount of our total revenues for the years ended December 31, 2018 and 2019, monetary penalties nonetheless could be material.

In April 2020, Venus Concept China received a determination from NMPA on its application for registering Versa’s IPL function as a medical device. NMPA has approved the registration of one applicator HR 650 for hair removal as a Class II medical device out of the four IPL applicators for which Venus Concept China had originally applied. The date of registration is April 15, 2020. Venus Concept China also submitted an explanation letter and a draft Corrective & Preventive Action Report plan to Xuhui MSA during a meeting with the local authority on April 23, 2020. However, on April 29, 2020, Xuhui MSA informed Venus Concept China that its administrative investigation case has been transferred to Xuhui Branch of Shanghai Municipal Public Security Bureau (“Xuhui PSB”) for further handling. On May 6, 2020, the economic crime investigation department of Xuhui PSB confirmed to Venus Concept China’s local PRC counsel that they will review and decide whether or not to file formally a criminal investigation case against Venus Concept China and any relevant individuals allegedly responsible for any alleged criminal offense(s). Should such criminal investigation case be formally filed, then Xuhui PSA will conduct a formal investigation and at the end of which, determine whether or not the case should then be submitted to the relevant Procuratorate office (equivalent of the local prosecutors’ office) for criminal prosecution proceedings against Venus Concept China and any accused individuals. Based on facts and information currently available to us, it is currently uncertain as to whether or not the Xuhui PSB will actually file a formal criminal investigation case against Venus Concept China and if so, whether or not it will transfer the case for criminal prosecution at the end of such investigation, or whether or not any criminal offense(s) will be established against Venus Concept China and any relevant individuals in any subsequent criminal prosecution proceedings.

We and Venus Concept China are cooperating with the relevant authorities in these matters; however, we cannot predict the outcome of these matters.

Further, we may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business, which we do not deem to be material to our business and results of operations.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below and the risk factors described under “Part I, Item 1A. Risk Factors” in our latest Form 10-K, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risk described below and the other information in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, include herewith, and the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” in our Form 10-K.

Our subscription-based model exposes us to the credit risk of our customers over the life of the subscription agreement. In the event that our customers fail to make the monthly payments under their subscription agreements, our financial results may be adversely affected.

For three months ended March 31, 2020 and 2019, approximately 66% and 72%, respectively, and for the years ended December 31, 2019 and 2018, approximately 67% and 75%, respectively, of our system revenues were derived from our subscription-based model. Although the ARTAS® System will not be available under our subscription-based model, we expect that our subscription-based business model to continue to represent the majority of our revenue for the foreseeable future. We collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. As part of our sales and marketing effort, we do not require our customers to undergo a credit check or register a lien or security interest under the Uniform Commercial Code or similar legislation, as is typically required with a third-party equipment leasing financing. Instead, to ensure that each monthly product payment is made on time and that the customer’s systems are serviced in accordance with the terms of the warranty, every product requires a monthly activation code, which we provide to the customer upon receiving each monthly payment. If a customer does not timely pay a monthly installment, the customer will not receive an activation code and will be unable to use the system for any procedures. This process does not protect us from the economic impact of a customer’s failure to make its monthly payments and as an unsecured creditor, we are subject to a greater risk in the event of a customer default. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all of the monthly installment payments due under the contract. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers are experiencing difficulty in making timely payments or payments at all during this pandemic under their subscription agreements which could result in higher than anticipated bad debt expense over the course of the 2020 fiscal year. In our largest subscription markets we collected approximately 60% of our billings in March 2020 and 30% of our billings in April 2020. We cannot assure you that our customers will resume payments under their agreements or that we will not experience customer defaults even after shelter-in-place orders are lifted. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If this bad debt expense is material, it could negatively affect our results of operations and operating cash flows.

One of our large customers filed for bankruptcy protection in February 2019 and we recorded a provision for bad debts of $8.3 million against the receivable for this customer for the year ended December 31, 2018, and if we experience other customer defaults under our subscription agreements, our financial results may be adversely affected.

In February 2019, one of our large customers filed for bankruptcy protection. Prior to the bankruptcy filing, we had entered into numerous subscription agreements between 2015 and 2017 with this customer. We recorded a provision for bad debts of $8.3 million against the receivable for this customer for the year ended December 31, 2018. In connection with the bankruptcy, the debtors filed an adversary action against Venus Concept Ltd. (and several others) seeking to avoid any security interest of Venus Concept Ltd., to recover 89 units that had been transferred back to Venus Concept Ltd., the return of approximately $150,000 paid to Venus Concept Ltd. within the 90 days before the bankruptcy filing and to disallow Venus Concept Ltd.’s asserted claim of approximately $5.9 million. Venus Concept Ltd. and the debtors entered into a settlement agreement, which was approved by the bankruptcy court on May 24, 2019, pursuant to which, among other things, a third-party purchaser would buy and assume certain units from the debtors and pay a total of approximately $2.7 million to Venus Concept Ltd. over 25 months, debtors would release and waive any and all claims against us, including the preference claim, we would retain and have all rights to previously terminated units, and any units in possession of the debtors or that were subsequently discovered to be property of the debtor would be returned to us without further cost to us. Pursuant to the settlement agreement, Venus Concept Ltd. agreed to waive and release the debtors from all claims (other than those specifically carved out). We do not anticipate receiving any further distribution from this customer’s bankruptcy due to the releases provided for in the settlement agreement. Although we are currently receiving monthly payments under the new agreement with the purchaser of this customer’s assets, we cannot assure you that we will receive the full amount. Furthermore, we cannot assure you that we will not experience further customer defaults under our subscription agreements that could have a material adverse effect on our financial position. As a result of the COVID-19 pandemic and state and local government lockdowns and shelter-in-place orders, a number of our customers have stopped paying timely or, in some cases, at all, monthly subscription amounts. We cannot assure you that our customers that have experienced difficultly in paying will reopen and resume payments after government lockdowns and shelter-in-place orders are lifted. It is possible that some of our customers will file for bankruptcy and we will not recover all or even a portion of the subscription payments from these customers.

Our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern.

We have had recurring net operating losses and negative cash flows from operations, and until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $125.9 million and $75.7 million, respectively. Our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. However, given the COVID-19 pandemic, we cannot anticipate the extent to which the current economic turmoil and financial market conditions, will continue to adversely impact our business and our ability to raise additional capital to fund our future operations and to access the capital markets sooner than we planned. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Business or economic disruptions or global health concerns have had an adverse effect our business, operating results or financial condition.

Global business or economic disruptions could adversely affect our business. In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread globally. To date, this global pandemic has already resulted in extended shutdowns of businesses in North and South America, Europe and Asia Pacific. Global health concerns, such as the coronavirus pandemic, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and ultimate severity or duration of the coronavirus pandemic and related business shutdowns or disruptions to our business, but the coronavirus pandemic and the resulting economic and commercial shutdowns to date have materially and negatively impacted our ability to conduct business in the manner planned. Disruptions to our business include restrictions on the ability of our sales and marketing personnel and distributors to travel and sell our systems, disruptions of our global supply chain, disruptions in manufacturing, reduced demand and/or suspension of operations by our customers which has impacted their ability to make monthly subscription payments, and the deferral of aesthetic or hair restoration procedures. Our customers’ patients are also affected by the economic impact of the COVID-19 pandemic. Elective aesthetic procedures are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. We expect COVID-19 will continue to negatively affect customer demand in the second quarter of fiscal 2020 and into the second half of the year. While we expect some recovery in some markets in the second half of the year, the impact of COVID-19 on our sales could still be significant. We do not yet know the full extent of the impact of COVID-19 on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and highly uncertain including the duration of the outbreak, travel restrictions, business and workforce disruptions, the timing of reopening the economic regions in which we do business and the effectiveness of actions taken to contain and treat the disease. In addition, a resurgence in the number of cases of COVID-19 in the geographies in which we operate could further negatively impact our business. The outbreak of contagious diseases or the fear of such an outbreak could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the demand for our systems. Any of these events could negatively impact our business, operating results or financial condition.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and other operations or efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of March 31, 2020, we had capital resources consisting of cash and cash equivalents of approximately $20.6 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of our systems, our sales and marketing efforts, and continuing research and development and product enhancements activities.

While we believe that the net proceeds from the 2020 Private Placement, the proceeds from the PPP Loans, together with our existing cash and cash equivalents, and the anticipated savings from our Merger-related cost savings initiatives and our new restructuring program, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, the impact of COVID-19 on our business has been significant and we cannot predict the extent to which COVID-19 will continue to adversely impact our business. As a result, we may need to raise additional capital through public or private equity or debt financings or other sources, such as strategic collaborations sooner than expected or otherwise implement additional cost-saving initiatives.  The COVID-19 pandemic and the economic turmoil it has caused has negatively affected the global financial markets which may make it difficult to access the public markets. Any such financing may result in dilution to stockholders, the issuance of securities may have rights, preferences, or privileges senior to those of holders of our common stock, the imposition of more burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital if favorable market conditions or given other strategic considerations even if we believe we have sufficient capital to fund our current or future operating plans.

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

We are restricted by covenants in the Madryn Credit Agreement, the CNB Credit Facility and the PPP Loans. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In addition, the Madryn Credit Agreement contains certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default under the agreement and the requirement for us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time, we cannot assure that we will remain in compliance with the financial covenants in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

We have received funding under the Coronavirus Aid, Relief and Economic Security (CARES) Act.

We and one of our subsidiaries received an aggregate of $4.1 million in funding in connection with two “Small Business Loans” under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief, and Economic Security Act, as amended from time to time. We and our subsidiary, Venus Concept USA, entered into U.S. Small Business Administration Notes pursuant to which we borrowed $1.7 million original principal amount (the “Venus Concept PPP Loan”) and Venus Concept USA borrowed $2.4 million original principal amount (the “Venus USA PPP Loan” and together with the Venus Concept PPP Loan, individually each a “PPP Loan” and collectively, the “PPP Loans”). The PPP Loans bear interest at 1% per annum and mature in two years from the date of disbursement of funds under each loan. Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that we and Venus Concept USA would not be required to repay the PPP Loans in full, or that if required to repay the loans in full, that we or Venus Concept USA would have sufficient funds to make the repayment.

The PPP Loans contain certain covenants which, among other things, restrict our use of the proceeds of the respective PPP Loan to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any our creditor or creditor of us or Venus Concept USA, to the extent that a default under any loan or other agreement would materially affect our or Venus Concept USA’s ability to repay its respective PPP Loan and limit our ability to make certain changes to our ownership structure.

If we and/or Venus Concept USA defaults on respective PPP Loan (i) events of default will occur under the Madryn Credit Agreement and the CNB Credit Facility and (ii) we and/or Venus Concept USA may be required to immediately repay their respective PPP Loan.

Under the Madryn Credit Agreement each PPP Loan is permitted to be incurred by us and Venus Concept USA as long as certain conditions remain satisfied, including that all PPP Loans must be forgiven other than any amount which can fit under existing permitted debt baskets in the Madryn Credit Agreement. If we and/or Venus Concept USA defaults on the respective PPP Loan or if any of the conditions to the incurrence thereof under the Madryn Credit Agreement are not satisfied (i) events of default will occur under the Madryn Credit Agreement and the CNB Credit Facility and (ii) we and Venus Concept USA may be required to immediately repay their respective PPP Loan.

Also, the SBA has decided, in consultation with the Department of the Treasury, that it will review all loans in excess of $2.0 million following the lender’s submission of the borrower’s loan forgiveness application. To the extent that the SBA’s audit determines that Venus Concept USA was not entitled to the loan under the PPP, the loan may not be forgiven, an event of default would occur under the Madryn Credit Agreement and Venus Concept USA could be subject to civil and criminal penalties.

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

In the State Actions, we, along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim, and secured a stay of both cases based on the forum selection clause contained in our Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act.  However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material fact, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, we demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. Hearings on our demurrer and renewed motion to dismiss, originally scheduled for May 8, 2020, have been postponed to a later date, yet to be determined, due to COVID-19.

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

In addition to the actions described above relating to our IPO, two lawsuits purporting to challenge disclosures made in connection with our merger have also been filed. The first, captioned Bushansky v. Restoration Robotics, Inc., et al., No. 5:19-cv-06004-MMC, alleged, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleged that the proxy statement filed with the SEC by Restoration Robotics, Inc. on September 10, 2019 in connection with the Merger omitted or misrepresented material information. The complaint sought, among other things, injunctive relief, unspecified damages, and attorneys’ fees and costs. On November 6, 2019, the plaintiff voluntarily dismissed the Bushansky action with prejudice as to his individual claims and without prejudice as to the claims of the putative class.

The second, a putative shareholder class action complaint captioned Pak v. Restoration Robotics, Inc., et al., No. 1:19-cv-02237, was filed in the United States District Court for the District of Delaware on December 6, 2019. The complaint alleges, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleges that the proxy statement filed with the SEC by Restoration Robotics, Inc. on September 10, 2019 in connection with the Merger contained false or misleading information. The complaint seeks, among other things, compensatory and/or rescissory damages, and attorneys’ fees and costs. On February 26, 2020, the District Court appointed Joon Pak as Lead Plaintiff in the Pak action, and approved his selection of Lead Counsel. The Company’s motion to dismiss the Pak complaint is due on May 26, 2020.

While we believe these claims to be without merit, we cannot assure you that additional claims alleging the same or similar facts will not be filed. Any litigation could result in substantial costs and a diversion of management’s attention and resources.

One of our subsidiaries is the subject of an administrative law investigation by the People’s Republic of China, or the PRC, State Administration for Market Regulation, or SAMR, regarding the potential misclassification of one product as a non-medical device. If this subsidiary is determined to have sold the Versa platform under an improper classification, the subsidiary could face material administrative penalties, including loss of future sales, corrective actions, disgorgement of profits and fines.

Our Chinese subsidiary, Venus Concept China, imports and sells registered medical devices and unregistered non-medical devices in the PRC. One of its unregistered products has been the subject of inquiries from two district level branches of the SAMR, Xuhui MSA and Huangpu MSA, as to whether the product was properly sold as a non-medical device. In January 2019, Venus Concept China had applied to register a version of this non-medical device as a medical device with the National Medical Products Administration of PRC, or NMPA. On June 12, 2019, Venus Concept China was informed that Xuhui MSA had opened an administrative investigation case related to whether the device is an unregistered medical device, as a result of a complaint that Xuhui MSA received from a former distributor of Venus Concept China. Huangpu MSA notified Venus Concept China that it would be suspending its separate investigation against Venus Concept China, pending the results of the Xuhui MSA investigation. We and Venus Concept China have voluntarily stopped sales in China of this product. On December 11, 2019, Xuhui MSA informed Venus Concept China that a determination had been made by the Shanghai Medical Products Administration that Versa’s IPL function should be administered as a Class II medical device. Xuhui MSA also suggested that Venus Concept China consider a voluntary recall of all Versa units sold in China. In late January 2020, Venus Concept China received a copy of the Shanghai Medical Products Administration’s determination that because of the intended uses for Versa’s IPL function comprise medical treatment functions such as “treatment of benign pigmented epidermis and skin lesions,” Versa’s IPL function should be administered as a Class II medical device. Although the revenue generated from the product that is the subject of the investigation did not represent a material amount of our total revenues for the years ended December 31, 2018 and 2019, monetary penalties nonetheless could be material.

In April 2020, Venus Concept China received a determination from NMPA on its application for registering Versa’s IPL function as a medical device. NMPA has approved the registration of one applicator HR 650 for hair removal as a Class II medical device out of the four IPL applicators for which Venus Concept China had originally applied. The date of registration is April 15, 2020. Venus Concept China also submitted an explanation letter and a draft Corrective & Preventive Action Report plan to Xuhui MSA during a meeting with the local authority on April 23, 2020. However, on April 29, 2020, Xuhui MSA informed Venus Concept China that its administrative investigation case has been transferred to Xuhui Branch of Shanghai Municipal Public Security Bureau (“Xuhui PSB”) for further handling, as described below.

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

Our subsidiary in the PRC, Venus Concept China may in the future be subject of a criminal law investigation by the local Public Security Bureau or PSB regarding the sale of Versa without obtaining medical device registration in the PRC.

On May 6, 2020, the economic crime investigation department of Xuhui PSB confirmed to Venus Concept China’s local PRC counsel that they will review and decide whether or not to file formally a criminal investigation case against Venus Concept China and any relevant individuals responsible for any alleged criminal offense(s) involving the sale of Versa without being registered as a medical device in the PRC. The formal filing of a criminal investigation case will be followed by a formal investigation by local PRC authorities to determine whether or not the case should then be submitted to for criminal court proceedings against Venus Concept China and any individual defendants. Based on facts and information currently available to the Company, it is currently uncertain as to whether or not the Xuhui PSB will actually file a formal criminal investigation case against Venus Concept China and if so, whether or not it will transfer the case for criminal prosecution at the end of such investigation, or whether or not any criminal offense(s) will be established against Venus Concept China and any relevant individuals in any subsequent criminal prosecution proceedings.

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

Pursuant to the Order of the Health Officer of the County of Santa Clara directing all individuals to shelter-in-place, which was issued on March 16, 2020 and updated on March 31, 2020 and April 29, 2020, in response to impact of COVID-19 pandemic (the “Order”), we are unable to access our facility in San Jose or NPI’s facility and therefore we are currently unable to manufacture procedure kits, ARTAS® Systems and ARTAS® iX Systems, and have been limited to shipping procedure kits from existing inventory. We cannot predict when the Order will be lifted, and we can resume normal operations. To the extent that the Order remains in place for the foreseeable future, we may deplete our existing inventory, which could negatively impact our revenue.

In response to the COVID-19 outbreak, the Company has recently taken action to reduce the expense associated with its workforce which could negatively affect the Company’s operations and the morale of its employees.

In response to the COVID-19 pandemic, we have taken measures to reduce costs and as a result we have initiated a headcount reduction plan, phase one of which commenced on March 31, 2020, and phase two in April 2020. In addition to these headcount reductions, we have temporarily furloughed and/or placed certain employees on unpaid leave for an undetermined timeframe. The actions we have taken may negatively impact the morale of our workforce, leading to a decrease in the quality of work or the voluntary departure of additional employees. In the event furloughed employees find employment elsewhere, we may be left with vacancies to fill once coronavirus-related economic disruptions subside. Although we expect the roles of our furloughed and former employees will be performed by others temporarily, their skills sets may not allow them to perform the work as proficiently or efficiently as others. As a result of the actions we have taken to preserve cash, our workforce may become strained, morale may decline and the quality of work may suffer, all of which could negatively affect our business operations and adversely impact its revenue as a result. Our ability to retain skilled employees and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. If we are unable to attract, incentivize and integrate additional highly qualified personnel to fill open positions, our business, operating results, and financial condition may be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the quarter ended March 31, 2020.

Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1
3.3	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2
4.1	Description of Securities.				X
4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2
4.3	Form of 2020 Warrant.	10-K	3-30-20	4.3
4.4	Securities Purchase Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3-30-20	4.12
4.5	Registration Rights Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3-30-20	4.13
10.1

Eleventh Amendment to Credit Agreement and Consent Agreement, dated March 20, 2020, by and among Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Venus Concept Inc. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.

					X
10.2	Twelfth Amendment to Credit Agreement, dated April 29, 2020, by and among Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Venus Concept Inc. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	4-30-20	10.1
10.3	Second Amended and Restated Loan Agreement, dated March 20, 2020, by and among Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.1
10.4	Second Amended and Restated Guaranty of Payment and Performance, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3- 24-20	10.2
10.5	Third Amended and Restated Revolving Promissory Note, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3- 24-20	10.3
10.6	Security Agreement, dated as of March 20, 2020, by and between Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.4
10.7	Third Amended and Restated Intercreditor Agreement, dated March 20, 2020, by and between Madryn Health Partners, L.P. and City National Bank of Florida.	8-K	3- 24-20	10.5
10.8	SBA Payroll Protection Program Note dated April 21, 2020, by Venus Concept Inc. and in favor of City National Bank of Florida.	8-K	4-30-20	10.2
10.9#	Employment Agreement, dated January 24, 2020, by and between Chad A. Zaring and Venus Concept Inc.	8-K	1-30-20	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#Indicates management contract or compensatory plan.

*The certification attached as Exhibit 32.1 and Exhibit 32.2 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Venus Concept Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Venus Concept Inc.

Date: May 14, 2020	By:	/s/ Domenic Serafino
Domenic Serafino
Chief Executive Officer

Date: May 14, 2020	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer