Form 10-Q
period 2020-06-30
Venus Concept Inc.
filed 2020-08-13
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the registrant had 40,332,553 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for shares and per share data)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,033	$15,666
Restricted cash	83	83
Accounts receivable, net of allowance of $14,277 and $10,494 as of June 30, 2020, and December 31, 2019	57,539	58,977
Inventories	19,030	18,844
Deferred expenses	10	59
Prepaid expenses	2,422	2,523
Advances to suppliers	2,769	450
Other current assets	4,217	3,101
Total current assets	100,103	99,703
LONG-TERM ASSETS:
Long-term receivables	24,343	35,656
Deferred tax assets	1,265	622
Severance pay funds	638	710
Property and equipment, net	3,971	4,648
Intangible assets	20,602	22,338
Goodwill	—	27,450
Total long-term assets	50,819	91,424
TOTAL ASSETS	$150,922	$191,127
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$3,861	$7,789
Trade payables	9,139	9,401
Accrued expenses and other current liabilities	15,967	21,120
Taxes payable	2,579	2,172
Unearned interest income	2,937	3,942
Warranty accrual	1,160	1,254
Deferred revenues	1,915	2,495
Total current liabilities	37,558	48,173
LONG-TERM LIABILITIES:
Long-term debt	65,364	61,229
Government assistance loans	4,110	—
Accrued severance pay	858	827
Deferred tax liabilities	423	1,017
Unearned interest income	1,246	1,681
Warranty accrual	499	723
Other long-term liabilities	530	799
Total long-term liabilities	73,030	66,276
TOTAL LIABILITIES	110,588	114,449
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY (Note 1):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 39,830,122 and 28,686,116 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	25	24
Additional paid-in capital (Note 2)	174,622	149,840
Accumulated deficit	(135,464)	(75,686)
TOTAL STOCKHOLDERS’ EQUITY	39,183	74,178
Non-controlling interests	1,151	2,500
	40,334	76,678
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,922	$191,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenue
Leases	$7,465	$16,643	$14,278	$32,385
Products and services	9,531	11,175	17,226	20,013
	16,996	27,818	31,504	52,398
Cost of goods sold
Leases	1,541	3,283	2,993	6,762
Products and services	3,558	4,461	7,334	7,497
	5,099	7,744	10,327	14,259
Gross profit	11,897	20,074	21,177	38,139
Operating expenses:
Selling and marketing	4,545	10,250	13,156	19,782
General and administrative	14,975	11,853	29,151	20,192
Research and development	1,570	1,920	4,194	3,981
Goodwill impairment	—	—	27,450	—
Total operating expenses	21,090	24,023	73,951	43,955
Loss from operations	(9,193)	(3,949)	(52,774)	(5,816)
Other expenses:
Foreign exchange loss (income)	(1,166)	(684)	3,113	13
Finance expenses	2,371	2,152	4,625	3,807
Loss before income taxes	(10,398)	(5,417)	(60,512)	(9,636)
Income tax (benefit) expense	(633)	61	(44)	947
Net loss	(9,765)	(5,478)	(60,468)	(10,583)
Deemed dividend (Note 13)	(3,564)	-	(3,564)	-
Loss attributable to stockholders of the Company	(13,152)	(5,910)	(63,342)	(11,183)
(Loss) income attributable to non-controlling interest	(177)	432	(690)	600

Net loss per share:
Basic	$(0.39)	$(1.24)	$(2.01)	$(2.34)
Diluted	$(0.39)	$(1.24)	$(2.01)	$(2.34)
Weighted-average number of shares used in per share calculation:
Basic	33,315	4,776	31,564	4,776
Diluted	33,315	4,776	31,564	4,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net loss and comprehensive loss	$(9,765)	$(5,478)	$(60,468)	$(10,583)
Deemed dividend	(3,564)	-	(3,564)	-
Loss attributable to stockholders of the Company	(13,152)	(5,910)	(63,342)	(11,183)
Comprehensive (loss) income attributable to non-controlling interest	(177)	432	(690)	600
Comprehensive loss	$(13,329)	$(5,478)	$(64,032)	$(10,583)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except for shares)

	Preferred Stock Series A		Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2020	—	$-	28,686,116	$24	$149,840	$(75,686)	$2,500	$76,678
Issuance of common stock	—	—	1,208,169	—	—	—	—	—
2020 Private Placement shares, net of costs	660,000	—	2,300,000	—	12,115	—	—	12,115
2020 Private Placement Warrants, net of costs	—	—	—	—	4,621	—	—	4,621
Beneficial conversion feature	—	—	—	—	3,564	—	—	3,564
Dividends from subsidiaries	—	—	—	—	—	—	(218)	(218)
Net loss - the Company	—	—	—	—	—	(50,190)	—	(50,190)
Net loss - non-controlling interest	—	—	—	—	—	—	(513)	(513)
Stock-based compensation	—	—	—	—	517	—	—	517
Balance — March 31, 2020	660,000	$-	32,194,285	$24	$170,657	$(125,876)	$1,769	$46,574
Issuance of common stock	—	—	1,013,060	—	3,393	—	—	3,393
Conversion of Preferred Stock Series A	(660,000)	—	6,600,000	1	(1)	—	—	—
Beneficial conversion feature	—	—	—	—	(3,564)	—	—	(3,564)
Deemed dividend	—	—	—	—	3,564	—	—	3,564
Disposal of subsidiary	—	—	—	—	—	—	(441)	(441)
Net loss - the Company	—	—	—	—	—	(9,588)	—	(9,588)
Net loss - non-controlling interest	—	—	—	—	—	—	(177)	(177)
Options exercised	—	—	22,777	—	34	—	—	34
Stock-based compensation	—	—		—	539	—	—	539
Balance — June 30, 2020	—	$-	39,830,122	$25	$174,622	$(135,464)	$1,151	$40,334

	Series A	Series B	Series C	Series C-1	Series D	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Preferred Shares	Preferred Shares	Preferred Shares	Preferred Shares	Preferred Shares	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2019 (as restated, Note 2)	1,264,565	2,632,109	4,615,567	56,983	647,189	4,772,956	$5	$67,495	$(35,067)	$4,022	$36,455
Net loss - the Company	—	—	—	—	—	—	—	—	(5,273)	—	(5,273)
Net income - non-controlling interest	—	—	—	—	—	—	—	—	—	168	168
Options exercised	—	—	—	—	—	3,506	—	7	—	—	7
Stock-based compensation	—	—	—	—	—	—	—	375	—	—	375
Balance — March 31, 2019 (as restated, Note 2)	1,264,565	2,632,109	4,615,567	56,983	647,189	4,776,462	$5	$67,877	$(40,340)	$4,190	$31,732
Net loss - the Company	—	—	—	—	—	—	—	—	(5,910)	—	(5,910)
Net income - non-controlling interest	—	—	—	—	—	—	—	—	—	432	432
Stock-based compensation	—	—	—	—	—	—	—	1,044	—	—	1,044
Balance — June 30, 2019 (as restated, Note 2)	1,264,565	2,632,109	4,615,567	56,983	647,189	4,776,462	$5	$68,921	$(46,250)	$4,622	$27,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,468)	$(10,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	27,450	—
Depreciation and amortization	2,514	735
Stock-based compensation	1,056	1,419
Provision for bad debt	5,416	2,017
Provision for inventory obsolescence	530	435
Finance expenses	4,134	72
Deferred tax expense	(1,237)	630
Change in fair value of earn-out liability	244	578
Loss on sale of subsidiary	385	—
Loss on disposal of property and equipment	11	—
Changes in operating assets and liabilities:
Accounts receivable short- and long-term	6,187	(13,359)
Inventories	(986)	(346)
Prepaid expenses	88	(103)
Other current assets	(2,483)	(353)
Other long-term assets	6	—
Trade payables	(385)	6,025
Accrued expenses and other current liabilities	(5,365)	1,963
Severance pay funds	72	(39)
Unearned interest income	(1,418)	(122)
Other long-term liabilities	(463)	(411)
Net cash used in operating activities	(24,712)	(11,442)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(108)	(346)
Cash received from sale of subsidiary, net of cash relinquished	89	—
Net cash used in investing activities	(19)	(346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of financing fees	—	9,739
(Repayment of) proceeds from line-of-credit	(3,928)	2,531
Proceeds from government assistance loans	4,110	—
Proceeds from issuance of common stock	2,956	—
Proceeds from 2020 Private Placement, net of costs of $1,950	20,300	—
Dividends from subsidiaries paid to non-controlling interest	(218)	—
Proceeds from issuance of convertible promissory notes, net of cash issuance costs of $280	—	7,520
Payment of earn-out liability	(156)	(138)
Installment payments	—	(250)
Proceeds from exercise of options	34	7
Net cash provided by financing activities	23,098	19,409
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,633)	7,621
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	15,749	6,758
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$14,116	$14,379
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$496	$471
Cash paid for interest	$173	$3,036
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Beneficial conversion feature of preferred stock recorded as deemed dividend	$3,564	$-
Common stock issuance costs	$620	$-
Conversion of Series A convertible preferred stock	$660	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, unless otherwise noted, except for shares and per share data)

1. Nature of Operations

Venus Concept Inc. (formerly Restoration Robotics, Inc.) is a global medical technology company that develops, commercializes, and sells minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. The Company’s systems have been designed on cost-effective, proprietary and flexible platforms that enables it to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. The Company was incorporated in the state of Delaware on November 22, 2002. In these notes to the condensed consolidated financial statements, the “Company”, “Venus Concept,” refers to Venus Concept Inc. and its subsidiaries on a consolidated basis.

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

The Company has had recurring net operating losses and negative cash flows from operations. As of June 30, 2020 and December 31, 2019, the Company had an accumulated deficit of $135,464 and $75,686, respectively. The Company was in compliance with all required covenants as of June 30, 2020 and as of December 31, 2019. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the condensed consolidated financial statements are issued. In addition, the coronavirus pandemic (“COVID-19” or “pandemic”) has had a significant negative impact on the Company’s condensed consolidated financial statements as of June 30, 2020 and for the six months then ended, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time, the Company cannot assure that it will remain in compliance with the financial covenants in its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings and issuance of capital stock. In March 2020 the Company completed a private placement that raised net proceeds of $20,300, as described below. On June 16, 2020, the Company entered into a purchase agreement (the “Equity Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31,000 of shares of its common stock from time to time over the two-year term of the agreement. Any shares of common stock sold to Lincoln Park will be sold at a purchase price that is based on the prevailing prices of the common stock at the time of each sale. During the three months ended June 30, 2020, the Company raised net cash proceeds of $2,956 under the Equity Purchase Agreement as described below. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

Given the COVID-19 pandemic, the Company cannot anticipate the extent to which the current economic turmoil and financial market conditions will continue to adversely impact the Company’s business and the Company may need additional capital to fund its future operations and to access the capital markets sooner than planned. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, it may be compelled to reduce the scope of its operations and planned capital expenditures or sell certain assets, including intellectual property assets. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the uncertainty. Such adjustments could be material.

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

The 2020 Private Placement

On March 18, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (collectively, the “Investors”) pursuant to which the Company issued and sold to the Investors an aggregate of 2,300,000 shares of common stock, par value $0.0001 per share, 660,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which are convertible into 6,600,000 shares of common stock upon receipt of stockholder approval, and warrants (the “2020 Private Placement Warrants”) to purchase up to 6,675,000 shares of common stock with an exercise price of $3.50 per share (the “2020 Private Placement”). The 2020 Private Placement Warrants have a five-year term and are exercisable beginning 181 days after their issue date. The 2020 Private Placement was completed on March 19, 2020. On June 16, 2020 the Company’s stockholders approved the issuance of 6,600,000 shares of common stock upon the conversion of the 660,000 shares of Series A Preferred Stock issued by the Company in connection with the 2020 Private Placement and all outstanding shares of Series A Preferred Stock were converted into 6,600,000 shares of common stock. The gross proceeds from the securities sold in the 2020 Private Placement was $22,250. The costs incurred with respect to the 2020 Private Placement totaled $1,950 and were recorded in the condensed consolidated statements of stockholders’ equity. The accounting effects of the 2020 Private Placement transaction and subsequent conversion of Series A Preferred Stock are discussed in Note 13.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, the Company entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31,000 of shares of its common stock, par value $0.0001 per share, pursuant to its shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that the Company can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed 7,763,411 shares (subject to adjustment) of common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Equity Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Equity Purchase Agreement equals or exceeds $3.9755 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of the Company’s issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares of common stock issued under the Equity Purchase Agreement (the “Registration Rights Agreement”).

As of June 30, 2020, the Company issued and sold to Lincoln Park 1,013,060 shares of its common stock at an average price of $3.61 per share, and 209,566 of these shares were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $620 together with the issuance costs of $123 were recorded as deferred issuance costs in the condensed consolidated balance sheet. These costs will be amortized into condensed consolidated statements of stockholders’ equity proportionally based on proceeds received during the period and the expected total proceeds to be raised over the term of the Equity Purchase Agreement. Gross proceeds from common stock issuances as of June 30, 2020 were $3,576, which were then reduced by the amortization of deferred issuance costs of $183. Gross proceeds in the amount of $3,576 reduced by the value of the Commitment Shares of $620 were recorded in the condensed consolidated statements of cash flows as net cash proceeds from issuance of common stock.

Sale of subsidiary

On May 4, 2020, the Company entered into a share sale and purchase agreement with Med Group Consult Ltd., an unrelated third party, and transferred its entire interest (51%) in Venus Concept Central Eastern Europe Ltd. for cash consideration of Euro (“EUR”) 473 which is equivalent to $531. The Company received the payment of EUR 110 on May 4, 2020 (which is equivalent to $124), the payment of EUR 60 on June 30, 2020 (which is equivalent to $67), and the remainder is payable to the Company by December 31, 2020, in five equal monthly installments. As Venus Concept Central Eastern Europe Ltd.’s operating revenue was about 1% of the Company’s revenue and the disposal did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations for Venus Concept Central Eastern Europe Ltd. were not reported as discontinued operations under the guidance of Accounting Standards Codification (“ASC”) 205-20-45. The sale resulted in loss of approximately $385 recognized in the condensed consolidated statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Venus Concept Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts and the carrying value of goodwill, intangible and long-lived assets. Based on the assessment performed, the Company recorded an additional allowance for doubtful accounts of $2,954 and $3,454 for the three and six months ended June 30, 2020, respectively. The Company recorded goodwill impairment of $27,450 (Note 7), which represents the entire value of goodwill, as of March 31, 2020.

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

The following table summarizes the impact of the restatement adjustments on Venus Concept Ltd.’s previously reported condensed consolidated financial statements:

	As previously reported	Adjustment	As restated
	$	$	$
Consolidated balance sheet and consolidated statement of stockholders' equity
January 1, 2019
Common Stock	57,101	(57,096)	5
Additional paid in capital	10,399	57,096	67,495

March 31, 2019
Common Stock	57,108	(57,103)	5
Additional paid in capital	10,774	57,103	67,877

June 30, 2019
Common Stock	57,108	(57,103)	5
Additional paid in capital	11,818	57,103	68,921

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

Risks and Uncertainties

The Company has considered the impact of the novel coronavirus (COVID-19) on its condensed consolidated financial statements. COVID-19 has had a significant negative impact on the Company’s condensed consolidated financial statements as of June 30, 2020 and for the three and six months then ended, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. These impacts could include, but may not be limited to, risks and uncertainty related to the ability of the Company’s sales and marketing personnel and distributors to access the Company’s customer base, disruptions to the Company’s global supply chain, reduced demand and/or suspension of operations by the Company’s subscription customers which could impact their ability to make monthly payments, or deferral of aesthetic or hair restoration procedures which would impact the Company’s revenues. Consequently, these have negatively impacted the Company’s results of operations, cash flows and its overall financial condition. In addition, the impact of COVID-19 may subject the Company to future risk of material intangible and long-lived assets impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements.

Recently Issued Accounting Standards Not Yet Adopted

In April 2020, the FASB issued a Staff Question-and-Answer Document (Q&A): ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, that focuses on the application of the lease guidance for lease concessions related solely to the effects of COVID-19. The FASB issued the guidelines to reduce the burden and complexity for companies to account for such lease concessions (e.g., rent abatements or other economic incentives) under current lease accounting rules due to COVID-19 by providing certain practical expedients that can be used. This guidance can be applied immediately. The Company is currently assessing the impact of applying this guidance to its lease arrangements as well as when to adopt this guidance.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC Topic 848). This authoritative guidance provides optional relief for companies preparing for the discontinuation of interest rates such as LIBOR, which is expected to be phased out at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate. This guidance can be applied for a limited time, as of the beginning of the interim period that includes March 12, 2020 or any date thereafter, through December 31, 2022. The guidance may no longer be applied after December 31, 2022. The Company is currently assessing the impact of applying this guidance as well as when to adopt this guidance.

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

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas. It is effective from the first quarter of fiscal year 2022, with early adoption permitted in any interim period. If adopted early, the Company must adopt all the amendments in the same period. The amendments have differing adoption methods including retrospectively, prospectively and/or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, depending on the specific change. The Company is currently evaluating the impact of applying this guidance and believes that it has transactions that may fall under the scope of this guidance.

3. NET LOSS PER SHARE

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock warrants and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The net loss attributable to common stockholders’ is adjusted for the preferred stock deemed dividend related to the beneficial conversion feature for the periods in which the preferred stock is outstanding.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Numerator:
Net loss	$(9,765)	$(5,478)	$(60,468)	$(10,583)
Net loss allocated to stockholders of the Company	$(13,152)	$(5,910)	$(63,342)	$(11,183)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic and diluted	33,315	4,776	31,564	4,776
Net loss per share:
Basic and diluted	$(0.39)	$(1.24)	$(2.01)	$(2.34)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have been antidilutive:

	June 30, 2020	June 30, 2019
Options to purchase common stock	2,808,235	3,269,926
Preferred stock	-	9,216,413
Warrants for common stock	10,665,067	179,932
Total potential dilutive shares	13,473,302	12,666,271

4. FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities are initially recognized at fair value when the Company becomes a party to the contractual provision of the financial instrument. Subsequently, all financial instruments are measured at amortized cost using the effective interest method.

The financial instruments of the Company consist of cash and cash equivalents, restricted cash, accounts receivable, long-term receivables, line of credit, trade payables, government assistance loans, accrued expenses and other current liabilities, earn-out liability, other long-term liabilities and long-term debt. In view of their nature, the fair value of most of the financial instruments approximates their carrying amounts.

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

The Company classifies its restricted cash and guaranteed investment certificates within Level 2 as it uses alternative pricing sources and models utilizing market observable inputs. Contingent earn-out consideration is classified within Level 3. The following tables set forth the fair value of the Company’s Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2020
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Restricted cash	$—	$83	$—	$83
Total assets	$—	$83	$—	$83
Liabilities
Contingent earn-out consideration	—	—	743	743
Total liabilities	$—	$—	$743	$743

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates ("GIC")	$—	$63	$—	$63
Restricted cash	—	83	—	83
Total assets	$—	$146	$—	$146
Liabilities
Contingent earn-out consideration	—	—	655	655
Total liabilities	$—	$—	$655	$655

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

The following table provides a roll forward of the aggregate fair values of the earn-out liability as of June 30, 2020, for which fair value is determined using Level 3 inputs:

Beginning balance	$950
Payments	(828)
Change in value	533
December 31, 2019	655
Payments	(77)
Change in value	179
March 31, 2020	757
Payments	(79)
Change in value	65
June 30, 2020	$743

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription contracts with control passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received within the arrangement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $55,802 and $72,602 as of June 30, 2020 and December 31, 2019, respectively, and are included in accounts receivable and long-term receivables on the consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of June 30, 2020 and December 31, 2019. Based upon such assessment, the Company recorded an allowance for doubtful accounts totaling $14,277 and $10,494 as of June 30, 2020 and December 31, 2019, respectively.

A summary of the Company’s accounts receivables is presented below:

	June 30, 2020	December 31, 2019
Gross accounts receivable	$96,159	$105,127
Unearned income	(4,183)	(5,623)
Allowance for doubtful accounts	(14,277)	(10,494)
	$77,699	$89,010
Reported as:
Current trade receivables	$57,539	$58,977
Current unearned interest income	(2,937)	(3,942)
Long-term trade receivables	24,343	35,656
Long-term unearned interest income	(1,246)	(1,681)
	$77,699	$89,010

Current subscription contracts are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		June 30,
	Total	2021	2022	2023	2024	2025
Current financing receivables, net of allowance of $5,502	$31,459	$31,459	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $4,216	24,343	—	18,898	5,317	128	—
	$55,802	$31,459	$18,898	$5,317	$128	$—

Accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from our estimates and could be material to our consolidated financial position, results of operations and cash flows. The allowance for doubtful accounts was $14,277 and $10,494 as of June 30, 2020 and December 31, 2019, respectively.

The allowance for doubtful accounts consisted of the following activity:

Balance as of January 1, 2019	$4,408
Write-offs	(3,905)
Provision	9,991
Balance as of December 31, 2019	10,494
Write-offs	(1,152)
Provision	1,547
Balance as of March 31, 2020	10,889
Write-offs	(481)
Provision	3,869
Balance as of June 30, 2020	$14,277

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	June 30, 2020	December 31, 2019
Raw materials	$901	$877
Work-in-progress	2,028	2,067
Finished goods	16,101	15,900
Total inventory	$19,030	$18,844

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the six months from upgraded sales. The Company expensed $3,603 and $7,203 in cost of goods sold in the three and six months ended June 30, 2020, respectively ($6,072 and $11,313 in the three and six months ended June 30, 2019, respectively). The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of June 30, 2020, a provision for obsolescence of $2,091 ($1,439 as of December 31, 2019) was taken against inventory.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives (in years)	June 30, 2020	December 31, 2019
Lab equipment tooling and molds	4 - 10	$7,986	$7,872
Office furniture and equipment	6 - 10	1,679	1,710
Leasehold improvements	up to 10	1,711	1,950
Computers and software	3	1,797	1,811
Vehicles	5 - 7	16	16
Total property and equipment		13,189	13,359
Less: Accumulated depreciation		(9,218)	(8,711)
Total property and equipment, net		$3,971	$4,648

Depreciation expense were $400 and $276 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense were $777 and $468 for the six months ended June 30, 2020 and 2019, respectively.

Other Current Assets

	June 30, 2020	December 31, 2019
Government remittances (1)	$1,350	$1,704
Sundry assets and miscellaneous	2,867	1,397
Total other current assets	$4,217	$3,101

(1)Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	June 30, 2020	December 31, 2019
Payroll and related expense	$2,196	$3,117
Accrued expenses	8,355	10,645
Commission accrual	2,528	4,215
Sales and consumption taxes	2,888	3,143
Total accrued expenses and other current liabilities	$15,967	$21,120

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	June 30, 2020	December 31, 2019
Balance as of the beginning of the year	$1,977	$1,336
Warranties assumed through business combination	-	273
Warranties issued during the year	359	1,038
Warranty costs incurred during the year	(677)	(670)
Balance at the end of the year	$1,659	$1,977
Current	1,160	1,254
Long-term	499	723
Total	$1,659	$1,977

Finance Expenses

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Interest expense	$2,220	$2,022	$4,328	$3,577
Accretion on long-term debt and amortization of fees	151	130	297	230
Total finance expenses	$2,371	$2,152	$4,625	$3,807

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

The Company has one reporting unit and the reporting unit’s carrying value was compared to its estimated fair value. As at March 31, 2020, the Company estimated its fair value using a combination of income approach and market approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions including among others, a discount rate and a terminal value. The market approach is based on the observed ratios of enterprise value to revenue multiples of the Company and other comparable publicly traded companies. Based upon the results of the goodwill impairment assessment, the Company recorded an impairment charge of $27,450 as of March 31, 2020, which represented the full balance of goodwill for the reporting unit. Based on the analysis of the intangible assets and long-lived assets performed by the management as at June 30, 2020, no further impairment was considered necessary.

Intangible assets net of accumulated amortization and goodwill were as follows:

	At June 30, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(196)	$1,204
Brand	2,500	(408)	2,092
Technology	16,900	(1,878)	15,022
Supplier agreement	3,000	(716)	2,284
Total intangible assets and goodwill	$23,800	$(3,198)	$20,602

	At December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$27,450	$—	$27,450
Customer relationships	1,400	(149)	1,251
Brand	2,500	(276)	2,224
Technology	16,900	(469)	16,431
Supplier agreement	3,000	(568)	2,432
Total intangible assets and goodwill	$51,250	$(1,462)	$49,788

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

July 1, 2020 to December 31, 2020	$1,737
2021	3,473
2022	3,473
2023	3,473
2024	3,473
Thereafter	4,973
Total	$20,602

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

Aggregate future minimum lease payments and purchase commitments with manufacturers as of June 30, 2020 are as follows:

	Office Lease	Purchase Commitments	Total
July 1, 2020 to December 31, 2020	$1,162	$7,962	$9,124
2021	1,881	—	1,881
2022	953	—	953
2023	515	—	515
2024	212	—	212
Thereafter	1,198	—	1,198
Total	$5,921	$7,962	$13,883

The total rent expense for all operating leases for the three months ended June 30, 2020 and 2019 was $451 and $498, respectively. The total rent expense for all operating leases for the six months ended June 30, 2020 and 2019 was $1,021 and $888, respectively.

Commitments

As of June 30, 2020, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $7,962. In addition, as of June 30, 2020, the Company had $1,181 of open purchase orders that can be cancelled with 90 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

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

In the State Actions Restoration Robotics, Inc., along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim, and secured a stay of both cases based on the forum selection clause contained in its Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act. However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, the Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material fact, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, the Company demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. A hearing on the Company’s demurrer and renewed motion to dismiss was held on June 12, 2020. The court has not yet issued any decision.

In the Federal Actions, which have been consolidated under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD, Lead Plaintiff Eduardo Guerrini filed his consolidated amended complaint for violations of federal securities laws on November 30, 2018. The consolidated amended complaint alleges again that, among other things, Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with the IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. On January 29, 2019, Restoration Robotics, Inc., along with certain of its former officers and directors, filed a motion to dismiss the consolidated amended complaint for failure to state a claim. On October 18, 2019, the District Court granted Restoration Robotics, Inc. motion to dismiss as to all but two allegedly false or misleading statements contained in the Company’s Prospectus. On December 9, 2019, the Company filed its answer to the consolidated amended complaint denying the falsity of these statements, and discovery is underway. On May 29, 2020, Lead Plaintiff filed a motion for class certification, which the Company elected not to oppose, and on July 29, 2020, the court certified a class of investors who purchased shares of the Company common stock pursuant or traceable to the Company’s initial public offering.

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

The second, a putative shareholder class action complaint captioned Pak v. Restoration Robotics, Inc., et al., No. 1:19-cv-02237, was filed in the United States District Court for the District of Delaware on December 6, 2019. The complaint alleges, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleges that the proxy statement, filed with the SEC by Restoration Robotics, Inc. on September 10, 2019 in connection with the Merger, contained false or misleading information. The complaint seeks, among other things, compensatory and/or rescissory damages, and attorneys’ fees and costs. On February 26, 2020, the District Court appointed Joon Pak as Lead Plaintiff in the Pak action, and approved his selection of Lead Counsel. The Company believes that these lawsuits are without merit and management intends to vigorously defend against these claims. The Company filed a motion to dismiss the complaint on May 26, 2020. On July 2, 2020, plaintiff and the Company filed a stipulation of dismissal with prejudice as to the plaintiff and without prejudice as to the putative class. The Company believes that these lawsuits are without merit and management intends to vigorously defend against these claims.

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

In April 2020, Venus Concept China received a determination from NMPA on its application for registering Versa’s IPL function as a medical device. NMPA has approved the registration of one applicator HR 650 for hair removal as a Class II medical device out of the four IPL applicators for which Venus Concept China had originally applied. The date of registration is April 15, 2020. Venus Concept China also submitted an explanation letter and a draft Corrective & Preventive Action Report plan to Xuhui MSA during a meeting with the local authority on April 23, 2020. However, on April 29, 2020, Xuhui MSA informed Venus Concept China that its administrative investigation case has been transferred to Xuhui Branch of Shanghai Municipal Public Security Bureau (“Xuhui PSB”) for further handling. On May 6, 2020, the economic crime investigation department of Xuhui PSB confirmed to Venus Concept China’s local PRC counsel that they would review and decide whether or not to file formally a criminal investigation case against Venus Concept China and any relevant individuals allegedly responsible for any alleged criminal offense(s). On May 29, 2020, Venus Concept China was informed by Xuhui MSA of Xuhui PSB’s decision not to file a criminal investigation case and was shown a written Notice of non-filing of a criminal case issued by Xuhui PSB. On the same day, Xuhui MSA informed Venus Concept China that it would reopen and resume its administrative investigation case against Venus Concept China, which proceedings are currently ongoing.

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

9. LONG-TERM DEBT

Madryn Credit Agreement

On October 11, 2016, Venus Concept Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement is comprised of four tranches of debt aggregating $70,000. As at June 30, 2020, and as at December 31, 2019, the Subsidiary Obligors had borrowed $60,000 under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Term C borrowings of $10,000 were undrawn and are no longer available. Borrowings under the Madryn Credit Agreement are secured by substantially all of the Company’s assets and the assets of the Subsidiary Obligors. On the 24th payment date, which is September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement will become due and payable in full.

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

Effective August 14, 2018, interest on the Madryn loan is 9.00%, payable quarterly. Previously, interest was payable quarterly, at the Company’s option, as follows: cash interest 9.00% during the interest only period, which was 3 years or 12 principal payments after closing, plus an additional 4.00% rate, paid in kind (“PIK”). The Company has the option of settling the PIK interest in cash or adding the owed interest to the principal amount of the loan.

The Madryn Credit Agreement contains certain covenants that require the Company together with its subsidiaries to achieve certain minimum revenue and liquidity thresholds. The minimum revenue and liquidity covenants require that the Company and its subsidiaries, on a consolidated basis, achieve (i) minimum reported revenue targets for any four consecutive fiscal quarter period of an amount equal to the greater of (A) $100,000 and (B) one hundred and fifty percent (150%) of the aggregate outstanding amount of the loans as of the last day of such four consecutive fiscal quarter period, (ii) minimum levels of cash held in deposit accounts controlled by Madryn to be no less than $2,000 and (iii) minimum levels of cash held in all deposit accounts, plus availability under the CNB Credit Facility (as defined below), to be no less than $5,000.

On April 29, 2020, the Company entered into the Twelfth Amendment to the Madryn Credit Agreement that (i) require that interest payments for the period beginning January 1, 2020 and ending on, and including, April 29, 2020 (the “PIK Period”), be paid-in-kind, (ii) increase the interest rate from 9.00% per annum to 12.00% per annum during the PIK Period and (iii) require the Company to provide certain additional financial and other reporting information to the lenders.

On June 30, 2020, the Company entered into the Thirteenth Amendment to the Madryn Credit Agreement that (i) extends the PIK Period through June 30, 2020, (ii) reduces the consolidated minimum revenue threshold requirement (a) for the four consecutive fiscal quarter period ended June 30, 2020, to at least $85,000 and (b) for the four consecutive fiscal quarter period ending September 30, 2020, to at least $75,000, (iii) requires the Company to raise at least $5,000 of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020 and (iv) obligates the Company to use its best efforts to raise an additional $2,000 of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020.

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

As of June 30, 2020 and as of December 31, 2019 the Company was in compliance with all required covenants.

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

The scheduled principal payments on the outstanding borrowings as of June 30, 2020 are as follows:

As of June 30, 2020
2020	-
2021	-
2022	66,574
Total	66,574
Less: debt discounts and issuance costs	(1,210)
Less: current portion	-
Non-current portion	$65,364

10. Credit facility

The Company has an agreement with City National Bank of Florida (“CNB”) pursuant to which CNB agreed to provide a revolving credit facility to certain of the Company’s subsidiaries in the maximum principal amount of $10,000 ($10,000 in 2019, starting from April 2019), to be used to finance working capital requirements (the “Credit Facility”). As of June 30, 2020, the Company had $3,861 outstanding ($7,789 as of December 31, 2019) under the Credit Facility, which bears interest at LIBOR rate plus 3.25%, which amounted to a weighted average of 4.06% (5.72% for the six months ended June 30, 2019).

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

The CNB Credit Facility requires the Company to maintain either a minimum cash balance in deposit accounts or a maximum total liability to tangible net worth ratio and a minimum debt service coverage ratio. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the Madryn Credit Agreement (see Note 9).

11. GOVERNMENT ASSISTANCE PROGRAMS

The Company and one of its subsidiaries, Venus Concept USA Inc. (“Venus USA”), received funding in the total amount of $4,048 in connection with two Small Business Loans under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief, and Economic Security Act, as amended from time to time (the “PPP”).

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

Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that the Company would not be required to repay the PPP Loans in full. The Company recorded PPP Loans within the long-term liabilities in the condensed consolidated balance sheet.

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

As of June 30, 2020, the Company had $4,048 outstanding under the PPP Loans (None as of December 31, 2019).

On May 6, 2020 the Company’s subsidiary, Venus Concept UK Limited, received funding in the total amount of $61.9 (50.0 GBP) in connection with the loan under the Bounce Back Loan Scheme (“Venus Concept UK Loan”), the program established in the U.K. to help smaller businesses impacted by COVID-19. This loan bears interest at 2.5% per annum and matures in six years from the date of disbursement of funds. Interest and principal payments under the Venus Concept UK Loan will be deferred for a period of twelve months. As of June 30, 2020 the balance of the Venus Concept UK Loan was $61.9 (None as of December 31, 2019).

Certain of the Company’s subsidiaries applied for government assistance programs and received government subsidies aggregating $555. The terms of these government assistance programs vary by jurisdiction. The Company recorded government subsidies received as a reduction to the associated wage costs in general and administrative expenses in the condensed consolidated statement of operations.

12. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the conversion of all outstanding shares of convertible preferred stock, plus exercise of all options granted and available for grant under the incentive plans and warrants to purchase common stock.

	June 30, 2020	December 31, 2019
Outstanding common stock warrants	10,665,067	3,990,067
Outstanding stock options	4,787,295	3,278,439
Shares reserved for future option grants	318,427	742,828
Total common stock reserved for issuance	15,770,789	8,011,334

13. STOCKHOLDERS EQUITY

Common Stock

The Company’s common stock confer upon their holders the following rights:

•

The right to participate and vote in the Company’s stockholder meetings, whether annual or special. Each share will entitle its holder, when attending and participating in the voting in person or via proxy, to one vote;

•

The right to a share in the distribution of dividends, whether in cash or in the form of bonus shares, the distribution of assets or any other distribution pro rata to the par value of the shares held by them; and

•	The right to a share in the distribution of the Company’s excess assets upon liquidation pro rata to the par value of the shares held by them.

Series A preferred stock

As noted in Note 1 above, in March 2020, the Company issued and sold to certain Investors an aggregate of 660,000 shares of Series A Preferred Stock. The terms of the Series A Preferred Stock are governed by a Certificate of Designation filed by the Company with the Secretary of State of the State of Delaware on March 18, 2020. The following is a summary of the material terms of the Series A Preferred Stock:

•

Voting Rights. The Series A Preferred Stock has no voting rights except as required by law and except that the consent of the holders of a majority of outstanding shares of the Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock or take certain other actions with respect to the Series A Preferred Stock.

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

•	Dividends. No dividends will be paid on the outstanding shares of the Series A Preferred Stock.

•	Redemption. The Series A Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Series A Preferred Stock shall be perpetual unless converted.

Upon issuance, the effective conversion price of the Series A Preferred Stock of $1.93 per share were lower than the market price of the Company’s common stock on the date of issuance of the Series A Preferred Stock of $2.47 per share, as a result, the Company recorded the beneficial conversion feature of $3,564 in APIC. Because the Series A Preferred Stock is perpetual, it is carried at the amount recorded at inception. Subsequently, upon conversion of the Series A Preferred Stock, the beneficial conversion feature was accounted for as deemed dividend as disclosed below.

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

Since Series A Preferred Stock was sold as a unit with warrants, the proceeds received were allocated to each instrument on a relative fair value basis as it is described below. All outstanding shares of Series A Preferred Stock were converted into shares of common stock on June 16, 2020, as described below.

2020 Private Placement Warrants

As noted in Note 1 above, in March 2020, the Company issued and sold to the Investors in the 2020 Private Placement warrants to purchase up to 6,675,000 shares of common stock with an exercise price of $3.50 per share, along with the shares of common stock and preferred stock the Investors purchased. The 2020 Private Placement Warrants have a five-year term and are exercisable beginning 181 days after their issue date. The Company evaluated the 2020 Private Placement Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the warrants only require settlement through the issuance of the Company’s common stock which is not redeemable, and do not represent an obligation to issue a variable number of shares. Based on this guidance, the Company determined, for each issuance, that the 2020 Private Placement Warrants did not need to be accounted for as a liability. Accordingly, the 2020 Private Placement Warrants were classified as equity and are not subject to remeasurement at each balance sheet date. The proceeds received in the 2020 Private Placement were allocated to each instrument on a relative fair value basis.

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

Conversion of Series A Preferred Stock shares

On June 16, 2020, upon the approval of the Company’s stockholders, 660,000 shares of Series A Preferred Stock were converted into 6,600,000 shares of the Company’s common stock. As a result of the conversion, in accordance with ASC 470-20-40-1, the beneficial conversion feature of $3,564 was recorded as a deemed dividend in APIC, that has been presented as a component of the net loss attributable to common stockholders in the Company’s condensed consolidated statement of operations.

2010 Share Option Plan

In November 2010, the Company’s Board of Directors (the “Board”) adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Company’s Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended by ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an Optionee that has received or been granted an Option shall not be made without the Optionee’s written consent. As of June 30, 2020, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 44,450 (44,450 as at December 31, 2019).

2019 Incentive Award Plan

The 2019 Incentive Award Plan was originally established under the name Restoration Robotics, Inc., as the 2017 Incentive Award Plan. It was adopted by the Company’s Board on September 12, 2017 and approved by the Company’s stockholders on September 14, 2017. The 2017 Incentive Award Plan was amended, restated, and renamed as set forth above, and was approved by the Company’s stockholders on October 4, 2019.

Under the 2019 Plan, 450,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date of the Merger. As of June 30, 2020, there were 273,977 of shares of common stock available under the 2019 Plan (698,378 as at December 31, 2019). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Cost of sales	$6	$—	$12	$—
Selling and marketing	222	710	414	833
General and administrative	284	267	583	504
Research and development	27	67	47	82
Total stock-based compensation	$539	$1,044	$1,056	$1,419

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Expected term (in years)	6.32	4.36	5.00-6.54	4.00-5.00
Risk-free interest rate	0.65%	2.43%	0.57-1.50%	1.4-2.53%
Expected volatility	43.26%	50.00%	42.61%	49.00%
Expected dividend rate	0%	0%	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2020	3,278,439	$5.29	5.08	$4,885
Options granted	1,705,000	4.35		$-
Options exercised	(22,777)	4.34
Options forfeited/cancelled	(173,367)	23.00
Outstanding – June 30, 2020	4,787,295	$4.33	6.32	$2,637
Exercisable – June 30, 2020	2,808,235	$3.75	4.12	$2,637
Expected to vest – after June 30, 2020	1,979,060	$5.16	9.44	$-

The following tables summarize information about share options outstanding and exercisable at June 30, 2020:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.15 - $3.64	3,157,535	5.63	$2.74	1,948,175	3.07	$2.19
$4.26 - $7.95	1,570,155	7.67	6.75	821,337	6.50	6.34
$12.45 - $26.10	36,082	7.98	18.48	16,439	7.50	19.08
$27.00 - $33.00	14,612	4.06	28.02	14,556	4.05	28.01
$36.00 - $94.65	8,911	7.23	46.29	7,728	7.13	44.87
	4,787,295	6.32	$4.33	2,808,235	4.12	$3.75

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $46 and $nil for the three months ended June 30, 2020 and 2019, respectively. The total intrinsic value of options exercised were $46 and $31 for the six months ended June 30, 2020 and 2019, respectively.

The weighted-average grant date fair value of options granted was $4.26 and $5.52 per share for the three months ended June 30, 2020 and 2019, respectively. The weighted-average grant date fair value of options granted was $4.355 and $5.52 per share for the six months ended June 30, 2020 and 2019, respectively.

14. INCOME TAXES

The Company generated a loss and incurred $633 of tax benefit and $44 of tax benefit for the three and six months ended June 30, 2020, respectively. A reconciliation of income tax benefit is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Loss before income taxes	$(10,398)	$(5,417)	$(60,512)	$(9,636)
Theoretical tax benefit at the statutory rate (24.1% in 2020, 24.7% in 2019)	(2,507)	(1,141)	(14,584)	(2,184)
Differences in jurisdictional tax rates	(48)	12	(220)	(221)
Losses utilization	101	45	—	609
Valuation allowance	1,936	1,480	7,298	2,546
Non-deductible expenses	(115)	(335)	7,462	197
Total income tax (benefit) expense	(633)	61	(44)	947
Net loss	$(9,765)	$(5,478)	$(60,468)	$(10,583)

Income tax expense is recognized based on the actual income received or loss incurred during the three and six months ended June 30, 2020. Due to the uncertainties as a result of COVID-19, management was unable to determine an annualized effective tax rate and calculate the income tax expense in accordance with such method. The effective tax rate differs from the statutory tax rate due to the recognition of previously unrecognized carried forward tax losses.

15. SEGMENT AND GEOGRAPHIC INFORMATION

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
United States	$8,915	$11,682	$14,555	$21,221
International	$8,081	$16,136	16,949	$31,177
Total revenue	$16,996	$27,818	$31,504	$52,398

As of June 30, 2020, long-lived assets in the amount of $21,879 were located in the United States and $2,695 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.Lease revenue - includes all system sales with typical lease terms of 36 months.

2.System revenue – includes all systems sales with payment terms within 12 months.

3.Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.Service revenue - includes NeoGraft® technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Lease revenue	$7,465	$16,643	$14,278	$32,385
System revenue	6,757	7,769	10,255	14,084
Product revenue	1,787	1,622	4,504	2,950
Service revenue	987	1,784	2,467	2,979
Total revenue	$16,996	$27,818	$31,504	$52,398

16. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and its related parties:

Non-Interest Demand Loan to PT Neoasia Medical

On July 1, 2016, a senior manager of the Company transferred 100.0% of his shares in Inphronics Limited to the Company, making it a wholly-owned subsidiary. At such time, an unsecured non-interest-bearing working capital loan to PT Neoasia Medical, a subsidiary of Inphronics Limited, that was previously provided by the senior manager of the Company was outstanding. As of June 30, 2020 and December 31, 2019, the outstanding amount of the loan was Indonesian rupiah (“IDR”) 6.9 billion, which is equivalent to $457 and $498, respectively. This loan is reported as part of accrued expenses and other current liabilities.

Distribution Agreements

On January 1, 2018, the Company entered into a new Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A senior manager of the Company is a 30.0% shareholder of TBC. For the three months ended June 30, 2020 and 2019, TBD did not purchase any products from the Company under this distribution agreement. For the six months ended June 30, 2020 and 2019, TBC purchased products in the amount of $49 and $100, respectively, under this distribution agreement. These sales are included in products and services revenue.

Intellectual Property Transfer Agreement

In August 2013, the Company entered into a license agreement for the rights to an invention for fractional radio frequency treatment of the skin with the developers of the technology. Pursuant to the license agreement, the developers, amongst which one is a senior executive of the Company, granted to the Company an exclusive worldwide, perpetual, irrevocable license to develop and commercialize their inventions and any product into which it is integrated. As consideration for such license, the Company agreed to pay the developers 7.0% of the gross income received by the Company from sales of the Venus Viva system and the related consumables and $1.50 per Venus Versa system, up to an aggregate amount of $3,000. No royalties were paid in the three and six months ended June 30, 2020 and 2019, respectively. The Company reported the amounts under research and development expenses in the condensed consolidated financial statements. No amounts were outstanding as at June 30, 2020 and December 31, 2019.

17. SUBSEQUENT EVENTS

Sales of Common Stock to Lincoln Park Under the Equity Purchase Agreement

Between July 1, 2020 and July 2, 2020, the Company issued and sold a total of 500,000 shares of its common stock to Lincoln Park pursuant to the Equity Purchase Agreement, generating aggregate proceeds of $1,957.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto in our Annual Report filed on Form 10-K for the year ended December 31, 2019 (“Form 10-K”), and our Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) and other filings we have made with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Part II Item 1A“Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020, and Part I, Item IA “Risk Factors” of our Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read Part II, Item 1A, “Risk Factors” herein, Part II Item 1A“Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020, and Part I, Item IA, “Risk Factors” of our Form 10-K.

Overview

We are an innovative global medical technology company that develops, commercializes, and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on a cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the three and six months ended June 30, 2020 and 2019, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

In November 2019, we completed our business combination with Venus Concept Ltd. and the business of Venus Concept Ltd. became the primary business of the company.

We have had recurring net operating losses and negative cash flows from operations. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $135.5 million and $75.7 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $14.0 million and $15.7 million, respectively. On March 19, 2020 we issued and sold securities in a private placement for gross proceeds of approximately $22.3 million. See “—2020 Private Placement” below. On June 16, 2020, we entered into a purchase agreement (the “Equity Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock. During the quarter ended June 30, 2020, we raised net cash proceeds of $3.0 million under the Equity Purchase Agreement as described below. See “—Equity Purchase Agreement with Lincoln Park” below. The COVID-19 pandemic has had a significant negative impact on our business, and we expect the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. Given the COVID-19 pandemic, we may need additional capital to fund our future operations and to access the capital markets sooner than we planned. We cannot assure you that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets. See ‘‘—Liquidity and Capital Resources’’.

2020 Private Placement

On March 18, 2020, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and they agreed to purchase an aggregate of approximately 2.3 million shares of our common stock, 0.7 million shares of Series A Preferred Stock, which is convertible into 6.6 million shares of our common stock and the 2020 Private Placement Warrants to purchase up to an aggregate of approximately 6.7 million shares of our common stock at an exercise price of $3.50 per share, which we refer to as the 2020 Private Placement. The 2020 Private Placement Warrants have a five-year term and are exercisable beginning 181 days after their issue date. The aggregate net purchase price for the securities sold in the 2020 Private Placement was approximately $20.3 million. The transaction was completed on March 19, 2020. All outstanding shares of Series A Preferred Stock automatically converted into shares 6.6 million shares of our common stock on June 16, 2020 upon receipt of stockholder approval at our annual meeting of stockholders held on June 16, 2020.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. Concurrently with entering into the Equity Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to provide Lincoln Park with certain registration rights related to the shares issued under the Equity Purchase Agreement (the “Registration Rights Agreement”). See ‘‘—Liquidity and Capital Resources’’.

As of June 30, 2020, we issued and sold to Lincoln Park 1.0 million shares of our common stock, 0.2 million of these shares were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $0.6 million together with the issuance costs of $0.1 million were recorded as deferred issuance costs in the condensed consolidated balance sheet. These costs will be amortized into condensed consolidated statements of stockholders’ equity proportionally based on proceeds received during the period and the expected total proceeds to be raised over the term of the Equity Purchase Agreement. The net proceeds from shares issuance as of June 30, 2020 were $3.0 million. In July 2020 we sold additional 0.5 million shares of our common stock to Lincoln Park for $1.9 million. The Equity Purchase Agreement will enhance our balance sheet and financial condition to support our future growth initiatives.

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

We generate recurring monthly revenue under our subscription-based business model and from traditional system sales. Venus Concept Ltd. commenced a subscription-based model in North America in 2011 and, for the six months ended June 30, 2020, and 2019, approximately 58% and 70% of system revenues were derived from our subscription model, respectively. We have launched our subscription model in targeted international markets in which we operate directly. We currently do not offer the ARTAS® iX System for hair restoration under the subscription model.

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

We have developed and commercialized twelve technology platforms, including our ARTAS® and NeoGraft® systems. Our medical aesthetic technology platforms have received regulatory clearance for indications such as treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains, as well as other indications, that are cleared for marketing in overseas markets but not in the United States, including treatment of certain soft tissue injuries, temporary increase of skin tightening, temporary body contouring, and vaginal treatments in the Israeli and other markets. We believe our ARTAS® and NeoGraft® systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market.

In the United States, we have obtained 510(k) clearance from FDA for our Venus Freeze and Freeze Plus systems, Venus Viva, Venus Viva MD, Venus Legacy, Venus Versa, Venus Velocity, Venus Heal, Venus Bliss, Venus Epileve and ARTAS® systems. The Venus Glow and NeoGraft® systems are listed as class I devices under FDA classification system. Outside the United States, we market our technologies in over 60 countries across Europe, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

As of June 30, 2020, we operated directly in 26 international markets through our 23 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, Singapore, Indonesia, Vietnam, India, Israel, Italy, Russia, Kazakhstan and South Africa.

Our revenues for the three months ended June 30, 2020 and June 30, 2019 were $17.0 million and $27.8 million, respectively. We had a net loss attributable to Venus Concept of $13.2 million and $5.9 million in the three months ended June 30, 2020 and June 30, 2019, respectively. We had an Adjusted EBITDA loss of $2.7 million and $2.5 million for the three months ended June 30, 2020 and June 30, 2019, respectively.

Our revenues for the six months ended June 30, 2020 and June 30, 2019 were $31.5 million and $52.4 million, respectively. We had a net loss attributable to Venus Concept of $63.3 million and $11.2 million in the six months ended June 30, 2020 and June 30, 2019, respectively. We had an Adjusted EBITDA loss of $16.4 million and $3.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

The following reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Reconciliation of net loss to adjusted EBITDA	(in thousands)		(in thousands)
Net loss	$(9,765)	$(5,478)	$(60,468)	$(10,583)
Foreign exchange loss	(1,166)	(684)	3,113	13
Finance expenses	2,371	2,152	4,625	3,807
Income tax expense (benefit)	(633)	61	(44)	947
Depreciation and amortization	1,269	410	2,514	735
Stock-based compensation expense	539	1,044	1,056	1,419
Goodwill impairment charge	—	—	27,450	—
Other adjustments (1)	4,756	2,650	5,394	2,650
Adjusted EBITDA	$(2,629)	$155	$(16,360)	$(1,012)

(1) For the three and six months ended June 30, 2020, the other adjustments are mainly represented by severance and retention payments ($0.8 million and $1.5 million, respectively), additional bad debt provision due to COVID-19 ($3.0 million and $3.5 million, respectively) as well as a loss on sale of subsidiary in Bulgaria ($0.4 million and $0.4 million, respectively). For the three and six months ended June 30, 2019, the other adjustments are mainly represented by professional fees related to the Merger.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sale contracts and under subscription agreements. The following table set forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
United States	97	166	131	310
International	186	483	389	881
Total systems delivered	283	649	520	1,191

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

Investment in Sales, Marketing and Operations. In recent years we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This includes reducing our reliance on distributor arrangements, opening more direct offices and hiring experienced sales, marketing and operational staff. While we will generate incremental product sales in these new markets, these revenues and the related margins may not fully offset the startup investments in the initial years. In the six months ended June 30, 2020 and June 30, 2019, respectively, we did not open any direct sales offices, and are currently reevaluating our profitability and overall business model in select countries that have yet to produce sustainable results. As of June 30, 2020, we sold our share (51%) in our Bulgarian subsidiary, Venus Concept Central Eastern Europe Ltd., to a third party for the cash consideration of 0.5 million Euro which is equivalent to $0.5 million. The disposal resulted in loss of $0.4 million.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining required payments under their subscription contracts. Due to COVID-19, in the first half of 2020, we have experienced significant reductions in the collection of accounts receivable from our subscription customers across the markets we operate. As a result, in addition to our regular allowance for doubtful accounts, we recorded a COVID-19 related bad debt charge of $0.5 million and $3.0 million in the first and the second quarters of 2020, respectively. The cumulative COVID-19 bad debt charge of $3.5 million represents 3.6% of the gross outstanding accounts receivable as of June 30, 2020, respectively.

Outlook

COVID-19

The global pandemic caused by the novel coronavirus (COVID-19) has significantly negatively affected all aspects of our business during the first half of 2020, including our sales, supply chain, manufacturing and accounts receivable collections.

Employee and customers’ health and safety measures. At Venus Concept, safety is our top responsibility and that includes the health and wellness of our employees globally. In response to COVID-19, we instituted several operational measures to ensure the safety of our employees, which include, but are not limited to the following:

•	Suspended or reduced operations at manufacturing and warehouse facilities;
•	Implemented and continuously updated our health and safety policies and processes;
•	Established remote working guidelines;
•	Maintained communication with customers, including planning for business resumption, implementing virtual training sessions and monitoring announcements regarding developments;
•	Enhanced safety guidelines and access to personal protective equipment for our clinical trainers; shifted to virtual training sessions where possible.
•	Initiated thorough cleaning and decontamination procedures throughout our global manufacturing, warehouse and office facilities.

Supply chain. A number of the components we use to manufacture our systems are sourced from China. We had experienced difficulty with sourcing certain component parts from China for some of our systems, including Venus Bliss, in the first quarter of 2020 and, consequently, we were not able to manufacture the number of systems we forecasted for the first quarter and part of the second quarter of 2020. Our China sourcing issue was fully remedied in the second quarter of 2020; nevertheless, we experienced difficulties in meeting customers’ demand in the second quarter of 2020 as a result of sourcing disruption earlier this year. In addition, from March 16, 2020 to June 1, 2020, we were unable to access our facility in San Jose or NPI Solutions, Inc.’s (“NPI”) facility. As a result, we were unable to manufacture sufficient ARTAS procedure kits during this period and were limited to shipping procedure kits from existing inventory. While we currently have access to our San Jose facility and NPI’s facility has re-opened and we are able to manufacture ARTAS procedure kits, we cannot predict whether these facilities will be closed again by the Order of the Health Officer of the County of Santa Clara, or California State public health orders in response to future COVID-19 developments in the County or State.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries over the course of our ten-year history. Approximately 30% of our 2019 sales came from the APAC and European regions which were impacted by the pandemic throughout the first quarter of fiscal 2020. The economic recovery in these regions in the second quarter of 2020 progressed unevenly depending on the success of each individual country in controlling the spread and impact of COVID-19. We also saw a pronounced decline in system sales, product sales and service revenues in North America and Latin America beginning in March 2020 and continuing throughout the second quarter of fiscal 2020, primarily as a result of mandated government “shelter-in-place” requirements in these regions. While our results for the second quarter of 2020 were better than we anticipated in both Europe and North America, we expect COVID-19 will continue to significantly negatively affect customer demand in the second half of the year and while we expect further recovery in some markets, the impact of COVID-19 on our sales is unpredictable and could continue to be significant for the foreseeable future.

Accounts receivable collections. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers are experiencing difficulty in making timely payments or payments at all during the pandemic under their subscription agreements and we have experienced a significant reduction in the collection of accounts receivable from our subscription customers across markets in the first half of 2020. As a result, in addition to our regular allowance for doubtful accounts, we recorded a COVID-19 related bad debt charge of $0.5 million and $3.0 million in the first and the second quarter of 2020, respectively. The cumulative COVID-19 bad debt charge of $3.5 million represents 3.6% of the gross outstanding accounts receivable as of June 30, 2020, respectively.

In our largest subscription markets we collected approximately 60% of our billings in March 2020, 30% of our billings in April 2020, 35% in May 2020 and 60% in June 2020. The improvement in collection trends in May and June of 2020 are directly correlated to business re-openings and our collection efforts. We continue to proactively manage the collection of accounts receivables and have made repayment arrangements with the majority of our non-paying subscription customers to either defer collection or to collect a reduced amount, with the expectation of full collection as business activities resume. As a result of implementing repayment arrangements with the majority of our non-paying subscription customers, the majority of these customers have recommenced payments in those jurisdictions where shelter-in-place orders have been lifted and their businesses reopened. Our systems are equipped with monthly activation codes, and non-paying customers will not be provided with codes unless overdue balances are cleared, or they make a repayment arrangement with us. We will continue our pro-active management of collections and will revisit our allowance for doubtful accounts during the next quarter.

Mitigation efforts. We are focused on continuing to mitigate the impacts of the COVID-19 pandemic on our business to the extent possible. Our mitigation efforts include the following:

•

Accounts Receivables Collections Initiatives. We have made repayment arrangements with the majority of our non-paying subscription customers to collect temporarily reduced monthly payments where possible and/or deferred amounts in expectation of full collection as business activities continue to resume. We modified our payment arrangements with these subscription customers such that past due amounts are scheduled to be repaid over a three to six month period. Based on our interactions and arrangements in place thus far with our subscription customers, the majority of them have recommenced payments in those jurisdictions where shelter-in-place orders have been lifted and their businesses reopened. While the repayment arrangements and improvements in collections activities made this far are encouraging, we cannot assure you that all subscription customers will resume payments under their contracts, or that we will be successful in collecting all outstanding amounts.

•

Cost reduction initiatives. Our efforts to reduce the operating expense profile of the combined company are progressing well and we expect our restructuring program, combined with synergies and cost reductions, to result in cost savings of approximately $38.0 million in 2020 and continuing into 2021. After the Merger, we focused on improving the profitability of the combined businesses and identified approximately $18.0 million of synergies and cost reductions related to the Merger. In addition, and in response to the challenging business environment related to COVID-19, we also conducted a full review of our 2020 operating budget. In the first quarter of fiscal 2020, we implemented a restructuring program which was mainly focused on reduction of payroll costs through a combination of permanent headcount reductions, a hiring freeze, temporary unpaid leave and a reduced work week for certain employees and reduction of discretionary spending across all departments. We expect to realize costs savings of approximately $20.0 million in 2020 and continuing into 2021. In the three months ended June 30, 2020, we realized in excess of $7.0 million of the projected $20.0 million and expect to realize the balance in the second half of 2020. Our results for the three and six months ended June 30, 2020, reflect a severance provision of approximately $0.6 million and $1.0 million, respectively. This severance provision related to approximately 107 employees who were terminated by June 30, 2020. We also took immediate actions to reduce discretionary expenses, including advertising and promotion activities, travel, meetings, professional and consulting services. We have agreed to extended payment arrangements with several professional service providers, and we expect to repay outstanding amounts by the end of 2020. In addition, and in response to COVID-19, we are performing an ongoing reassessment of the viability of our subsidiaries that have insufficient revenues to cover high operating expenses. As a part of this reassessment, in the second quarter of 2020 we sold our share (51%) in our Bulgarian subsidiary, Venus Concept Central Eastern Europe Ltd., to a third party for $0.5 million, and recorded a divestment loss of $0.4 million.

•

Cash Interest Payment Deferral and Covenant Relief. On April 29, 2020, we entered into an amendment to the Madryn Credit Agreement to (i) require that interest payments for the period beginning January 1, 2020 and ending on, and including, April 29, 2020 (the “PIK Period”), be paid-in-kind, (ii) increase the interest rate from 9.00% per annum to 12.00% per annum during the PIK Period and (iii) require us to provide certain additional financial and other reporting information to the lenders. On June 30, 2020, we entered into another amendment to the Madryn Credit Agreement that (i) extends the PIK period through June 30, 2020, (ii) reduces the consolidated minimum revenue threshold requirement (a) for the four consecutive fiscal quarter period ending June 30, 2020, to at least $85.0 million and (b) for the four consecutive fiscal quarter period ending September 30, 2020, to at least $75.0 million, (iii) requires us to raise at least $5.0 million of cash proceeds from the issuance of equity during the period June 1, 2020, through September 30, 2020 and (iv) obligates us to use our best efforts to raise an additional $2.0 million of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020.

•

Equity Purchase Agreement with Lincoln Park. On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park and sold approximately 1.0 million shares of our common stock through this equity line facility yielding net cash proceeds of $3.0 million. In July 2020, we sold additional 500 shares of our common stock for $1.9 million in net cash proceeds. The Lincoln Park facility has a two-year term and provides us with the ability to opportunistically enhance our liquidity position should the COVID-19 pandemic continue for a sustained period of time, as well as facilitate compliance with the Madryn Credit Agreement requirements.

•

Government Assistance Programs. Certain of our subsidiaries applied for government assistance programs and received loans and other government subsidies aggregating $4.8 million, including $4.1 million in PPP Loans under the CARES Act. The terms of these government assistance programs vary by jurisdiction. See ‘‘—Liquidity and Capital Resources”.

The extent to which the COVID-19 pandemic may continue to impact our business, operating results, financial condition, and liquidity in the future will depend on future developments, which we cannot predict, including the duration and severity of the pandemic, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease in each of the markets in which we operate. The situation surrounding COVID-19 remains fluid, and the potential for additional negative impacts on our results of operations, financial condition and liquidity increases the longer the pandemic impacts activity levels in the U.S. and the other countries in which we operate.

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

System Revenue

For the three and six months ended June 30, 2020, approximately 52% and 58%, respectively, of our system revenues were derived from our subscription model. For the three and six months ended June 30, 2019, approximately 68% and 70%, respectively, of system revenues were derived from our subscription model. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a deposit. The significantly reduced up-front financial commitment, coupled with less onerous credit and disclosure requirements, is intended to make our subscription-based sales program more appealing and affordable to physicians, including non-traditional providers of aesthetic services such as family practice, general practice, and medical spas. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three and six months ended June 30, 2020, approximately 42% and 37%, respectively, of our system revenues were derived from traditional sales. For the three and six months ended June 30, 2019, approximately 28% and 24%, respectively, of system revenues were derived from traditional sales. Customers generally demand higher discounts in connection with these types of sales. We recognize revenues from products sold to end customers based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determine the transaction price; and (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We do not generally grant rights of return or early termination rights to our end customers. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the three and six months ended June 30, 2020, approximately 6% and 5%, respectively, of our system revenues were derived from distributor sales. For the three and six months ended June 30, 2019, approximately 4% and 6%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

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

Our marketing costs primarily consist of salaries, benefits, incentive compensation and stock-based compensation. They also include expenses for travel, trade shows, and other promotional and marketing activities, including direct and online marketing. Our marketing expenses have been increasing as we continued to scale up our direct operations across all geographic segments. However, due to business disruption and restrictions imposed by the governments in many countries in which we operate, we have experienced significant decline in our selling and marketing expenses. As the business environment improves, we expect selling and marketing expenses to increase, but at a rate slightly below our rate of revenue growth.

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

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rate on our long-term debt is fixed at 12% as of June 30, 2020, and 9% as of December 31, 2019.

Foreign Exchange Loss (Income)

Foreign currency exchange loss (income) changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Income Taxes Expense (Benefit)

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

Income tax expense is recognized based on the actual income or loss incurred during the three and six months ended June 30, 2020. Due to the uncertainties as a result of COVID-19, we were unable to determine an annualized effective tax rate and calculate the income tax expense (benefit) in accordance with such method. The effective tax rate differs from the statutory tax rate due to the recognition of previously unrecognized carried forward tax losses.

Non-Controlling Interests

In many countries where we have direct operations, we have minority shareholders. For accounting purposes, these minority partners are referred to as non-controlling interests, and we record the non-controlling interests’ share of earnings in our subsidiaries as a separate balance within stockholders’ equity in the consolidated balance sheets and consolidated statements of stockholders’ equity.

Restatement of Comparative Amounts

For the three months ended March 31, 2019 and six months ended June 30, 2019, we previously classified the issuance of common stock and preferred stock as a credit to common stock. In accordance with U.S. GAAP, amounts issued in excess of par value are required to be accounted for in additional paid in capital (APIC). The error is a reclassification from common stock into APIC and has an immaterial impact on the consolidated statements of stockholders’ equity and consolidated balance sheets. Items previously reported have been reclassified to conform to U.S. GAAP and the reclassification did not have any impact on the Company’s consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of cash flows and net loss per share calculations.

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Consolidated Statements of Loss:	(dollars in thousands)		(dollars in thousands)
Revenues:
Leases	$7,465	$16,643	$14,278	$32,385
Products and services	9,531	11,175	17,226	20,013
Total revenue	16,996	27,818	31,504	52,398
Cost of goods sold	5,099	7,744	10,327	14,259
Gross profit	11,897	20,074	21,177	38,139
Operating expenses:
Sales and marketing	4,545	10,250	13,156	19,782
General and administrative	14,975	11,853	29,151	20,192
Research and development	1,570	1,920	4,194	3,981
Goodwill impairment	—	—	27,450	—
Total operating expenses	21,090	24,023	73,951	43,955
Loss from operations	(9,193)	(3,949)	(52,774)	(5,816)
Other expenses:
Foreign exchange (income) loss	(1,166)	(684)	3,113	13
Finance expenses	2,371	2,152	4,625	3,807
Loss before income taxes	(10,398)	(5,417)	(60,512)	(9,636)
Income tax (benefit) expense	(633)	61	(44)	947
Net loss	$(9,765)	$(5,478)	$(60,468)	$(10,583)
Deemed dividend	(3,564)	—	(3,564)	—
Net loss attributable to the Company	(13,152)	(5,910)	(63,342)	(11,183)
Net (loss) income attributable to noncontrolling interest	(177)	432	(690)	600
As a % of revenue:
Revenues	100%	100%	100%	100%
Cost of goods sold	30.0	27.8	32.8	27.2
Gross profit	70.0	72.2	67.2	72.8
Operating expenses:
Selling and marketing	26.7	36.8	41.8	37.8
General and administrative	88.1	42.6	92.5	38.5
Research and development	9.2	6.9	13.3	7.6
Goodwill impairment	—	—	87.1	—
Total operating expenses	124.1	86.4	234.7	83.9
Loss from operations	(54.1)	(14.2)	(167.5)	(11.1)
Foreign exchange (income) loss	(6.9)	(2.5)	9.9	0.0
Finance expenses	14.0	7.7	14.7	7.3
Loss before income taxes	(61.2)	(19.5)	(192.1)	(18.4)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues by region:
United States	$8,915	$11,682	$14,555	$21,221
International	8,081	16,136	16,949	31,177
Total revenue	$16,996	$27,818	$31,504	$52,398

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues by product:
Subscription—Systems	$7,465	$16,643	$14,278	$32,385
Products—Systems	6,757	7,769	10,255	14,084
Products—Other (1)	1,787	1,622	4,504	2,950
Services (2)	987	1,784	2,467	2,979
Total revenue	$16,996	$27,818	$31,504	$52,398

(1)	Products other include ARTAS procedure kits, Venus Concept’s Venus Skin and hair products, and other consumables.
(2)	Services include VeroGrafters™ technician services, 2two5 ad agency services and extended warranty sales.

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenues

	Three Months Ended June 30,
	2020		2019		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$7,465	43.9	$16,643	59.8	$(9,178)	(55.1)
Products—Systems	6,757	39.8	7,769	27.9	(1,012)	(13.0)
Products other	1,787	10.5	1,622	5.9	165	10.2
Services	987	5.8	1,784	6.4	(797)	(44.7)
Total	$16,996	100.0	$27,818	100.0	$(10,822)	(38.9)

Total revenue decreased by $10.8 million, or 38.9%, to $17.0 million for the three months ended June 30, 2020 from $27.8 million for the three months ended June 30, 2019. The decrease in revenue was a result of decreased revenue in the United States of $2.8 million and decreased revenue in international markets of $8.0 million. The decrease in revenue in the United States and international markets was driven by COVID-19 related lockdown restrictions and shelter-in-place orders imposed by federal, state, and local governments in most countries and markets in which we operate. In both the United States and international markets, these business closures and the resultant uncertainty negatively impacted our ability to access and sell into our customary channels. Where accessibility was possible, selling efforts were hampered by target customer concerns over economic uncertainty.

We sold an aggregate of 283 systems in the three months ended June 30, 2020 compared to 649 in the three months ended June 30, 2019. The percentage of systems revenue derived from our subscription model was approximately 52% in the three months ended June 30, 2020 compared to 68% in the three months ended June 30, 2019.

Other product revenue increased by $0.2 million, or 10.2%, to $1.8 million in the three months ended June 30, 2020 from $1.6 million in the three months ended June 30, 2019. The increase was driven by sales of ARTAS procedure kits partially offset by COVID-19 related lockdown restrictions and shelter-in-place orders imposed by federal, state, and local governments.

Services revenue decreased by $0.8 million, or 44.7%, to $1.0 million in the three months ended June 30, 2020 from $1.8 million in the three months ended June 30, 2019. The decrease was driven by COVID-19 related lockdown restrictions and shelter-in-place orders imposed by federal, state, and local governments and corresponding decline in VeroGrafters™ technician services offset by additional warranty revenue on ARTAS® systems.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $2.6 million, or 34.1%, to $5.1 million in the three months ended June 30, 2020, from $7.7 million in the three months ended June 30, 2019. Gross profit decreased by $8.2 million, or 40.7%, to $11.9 million in the three months ended June 30, 2020, as compared to $20.2 million in the three months ended June 30, 2019. The decrease in gross profit is primarily due to lower revenues due to COVID-19 related disruptions, lockdown restrictions and shelter-in-place orders imposed by federal and local governments in countries and markets we operate. Gross margin was 70.0% of revenue in the three months ended June 30, 2020, compared to 72.2% of revenue in the three months ended June 30, 2019. The decrease in gross profit percentage is primarily due to sales of ARTAS® systems in 2020, which were sold at lower margins than our other systems, and inventory fair value adjustments recognized on the business combination with Venus Concept Ltd. expensed through cost of goods sold during the three months ended June 30, 2020.

Operating expenses

	Three Months Ended June 30,
	2020		2019		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$4,545	26.7	$10,250	36.8	$(5,705)	(55.7)
General and administrative	14,975	88.1	11,853	42.6	3,122	26.3
Research and development	1,570	9.2	1,920	6.9	(350)	(18.2)
Total operating expenses	$21,090	124.0	$24,023	86.3	$(2,933)	(12.2)

Selling and Marketing. Selling and marketing expenses decreased by 55.7% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decrease was attributable primarily to reduced selling commissions as a result of lower sales in the second quarter of 2020, lower salaries and other compensation expenses as a result of our restructuring program and reduced pay for some employees as a result of our efforts to reduce the impact of COVID-19. Selling and marketing expenses were also affected by reduced travel costs and lower marketing costs as a result of reduced business activities caused by COVID-19. As a percentage of total revenues, our selling and marketing expenses decreased by 10.1%, from 36.8% in the three months ended June 30, 2019 to 26.7% in the three months ended June 30, 2020. As the business environment improves, we expect selling and marketing expenses to increase, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses increased by 26.3% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, reflecting costs related to increased legal, audit and regulatory expenses primarily related to public company reporting obligations, an increase in bad debt expense primarily as a result of COVID-19 related lockdown restrictions and shelter-in-place orders, and additional amortization of intangible assets recognized on the business combination with Venus Concept Ltd. As a percentage of total revenues, our general and administrative expenses increased by 45.5%, from 42.6% in the three months ended June 30, 2019, to 88.1% in the three months ended June 30, 2020, primarily due to expenses related to public company reporting obligations and due to lower revenue in the second quarter of 2020.

Research and Development. Research and development expenses decreased by 18.2% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. As a percentage of total revenues, our research and development expenses increased by 2.3%, from 6.9% in the three months ended June 30, 2019, to 9.2% in the three months ended June 30, 2020. The decrease in the research and development expense is attributable to reduced discretionary spending as a result of COVID-19.

Foreign exchange income. We had a foreign exchange gain of $1.2 million in the three months ended June 30, 2020 and foreign exchange gain of $0.7 million in the three months ended June 30, 2019. Changes in foreign exchange in the three months ended June 30, 2020 are driven mainly by the effect of foreign exchange effect on accounts receivable balances denominated in currencies other than the US dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses increased by $0.2 million, from $2.2 million in the three months ended June 30, 2019, to $2.4 million in the three month ended June 30, 2020, mostly due to increase in the annual interest rate from 9.00% to 12.00% during the PIK Period under the Madryn Credit Agreement. See “—Liquidity and Capital Resources” below.

Income Taxes Benefit. We had income taxes benefit of $0.6 million in the three months ended June 30, 2020 comparing to $0.1 million income tax expense in the three months ended June 30, 2019. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place. In the second quarter of 2020, we effectively reversed some tax provision that was booked in the first quarter of 2020 due to reduced profitable sales in the second quarter of 2020 as a result of COVID-19.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenues

	Six Months Ended June 30,
	2020		2019		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$14,278	45.3	$32,385	61.8	$(18,107)	(55.9)
Products—Systems	10,255	32.6	14,084	26.9	(3,829)	(27.2)
Products other	4,504	14.3	2,950	5.6	1,554	52.7
Services	2,467	7.8	2,979	5.7	(512)	(17.2)
Total	$31,504	100.0	$52,398	100.0	$(20,894)	(39.9)

Total revenue decreased by $20.9 million, or 39.9%, to $31.5 million for the six months ended June 30, 2020 from $52.4 million for the six months ended June 30, 2019. The decrease in revenue was a result of decreased revenue in the United States of $6.7 million and decreased revenue in international markets of $14.2 million. The decrease in revenue in the United States was driven by COVID-19 related lockdown restrictions and shelter-in-place orders imposed by federal and state governments. The decrease in revenue in international markets is largely due to disruptions in supply chain caused by restrictions imposed by the Chinese government due to the COVID-19 pandemic in January and February of 2020 followed by lockdown restrictions and shelter-in-place orders imposed subsequently by federal and local governments in other countries and markets in which we operate. In both the United States and international markets, these business closures and the resultant uncertainty negatively impacted our ability to access and sell into our customary channels. Where accessibility was possible, selling efforts were hampered by target customer concerns over economic uncertainty.

We sold an aggregate of 520 systems in the six months ended June 30, 2020 compared to 1,191 in the six months ended June 30, 2019. The percentage of systems revenue derived from our subscription model was approximately 58% in the six months ended June 30, 2020 compared to 70% in the six months ended June 30, 2019.

Other product revenue increased by $1.6 million, or 52.7%, to $4.5 million in the six months ended June 30, 2020 from $3.0 million in the six months ended June 30, 2019. The increase was driven by sales of ARTAS procedure kits partially offset by COVID-19 related lockdown restrictions and shelter-in-place orders imposed by federal, state, and local governments.

Services revenue decreased by $0.5 million, or 17.2%, to $2.5 million in the six months ended June 30, 2020 from $3.0 million in the six months ended June 30, 2019. The decrease was driven by COVID-19 related lockdown restrictions and shelter-in-place orders imposed by federal, state, and local governments and corresponding decline in VeroGrafters™ technician services offset by additional warranty revenue on ARTAS® systems.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $4.0 million, or 28.0%, to $10.3 million in the six months ended June 30, 2020, from $14.3 million in the six months ended June 30, 2019. Gross profit decreased by $16.9 million, or 44.4%, to $21.2 million in the six months ended June 30, 2020, as compared to $38.1 million in the six months ended June 30, 2019. The decrease in gross profit is primarily due to lower revenues due to COVID-19 related disruptions, lockdown restrictions and shelter-in-place orders imposed by federal and local governments. Gross margin was 67.2% of revenue in the six months ended June 30, 2020, compared to 72.8% of revenue in the six months ended June 30, 2019. The decrease in gross profit percentage is primarily due to sales of ARTAS® systems in 2020, which were sold at lower margins than our other systems, and inventory fair value adjustments recognized on the business combination with Venus Concept Ltd. expensed through cost of goods sold during the six months ended June 30, 2020.

Operating expenses

	Six Months Ended June 30,
	2020		2019		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$13,156	41.8	$19,782	37.8	$(6,626)	(33.5)
General and administrative	29,151	92.5	20,192	38.5	8,959	44.4
Research and development	4,194	13.3	3,981	7.6	213	5.4
Goodwill impairment	27,450	87.1	—	—	27,450	100.0
Total operating expenses	$73,951	234.7	$43,955	83.9	$29,996	68.2

Selling and Marketing. Selling and marketing expenses decreased by 33.5% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This decrease was attributable primarily to reduced selling commissions as a result of lower sales in the second quarter of 2020, lower salaries and other compensation expenses as a result of our restructuring program and reduced pay for some employees as a result of our efforts to reduce the impact of COVID-19. The decrease in selling and marketing expenses was also affected by reduced travel costs and lower marketing costs as a result of reduced business activities caused by COVID-19. As a percentage of total revenues, our selling and marketing expenses increased by 4.0%, from 37.8% in the six months ended June 30, 2019 to 41.8% in the six months ended June 30, 2020. As the business environment improves, we expect selling and marketing expenses to increase, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses increased by 44.4% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, reflecting costs related to increased legal, audit and regulatory expenses primarily related to public company reporting obligations, an increase in bad debt expense primarily as a result of COVID-19 related lockdown restrictions and shelter-in-place orders, and additional amortization of intangible assets recognized on the business combination with Venus Concept Ltd. As a percentage of total revenues, our general and administrative expenses increased by 54.0%, from 38.5% in the six months ended June 30, 2019, to 92.5% in the six months ended June 30, 2020, primarily due to expenses related to public company reporting obligations and due to lower revenues in the first half of 2020.

Research and Development. Research and development expenses increased by 5.4% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. As a percentage of total revenues, our research and development expenses increased by 5.7%, from 7.6% in the six months ended June 30, 2019, to 13.3% in the six months ended June 30, 2020. The increase in the research and development expense is attributable to the ARTAS iX™ System research and development program we acquired through the Merger in November of 2019.

Goodwill impairment. We considered a substantial decline in our equity value and worsening macroeconomic factors due to COVID-19 as triggering events that caused analysis of potential impairment of our goodwill and other intangible assets as of March 30, 2020. The quantitative impairment analysis resulted in goodwill impairment of $27.5 million driven primarily by lower than expected actual sales, as well as lower projected sales and decreased profitability because of COVID-19. As a result, the entire balance of goodwill was written off as of March 30, 2020. The impairment loss was recognized in the first quarter of 2020. Based on the impairment analysis performed no further impairment was considered necessary as of June 30, 2020.

Foreign exchange loss. We had a foreign exchange loss of $3.1 million in the six months ended June 30, 2020 and foreign exchange loss of $13,000 in the six months ended June 30, 2019. Changes in foreign exchange in the six months ended June 30, 2020 are driven mainly by foreign exchange effect on accounts receivable balances denominated in currencies other than the US dollar with the larger impact for Mexico, Argentina and Columbia which currencies declined significantly more in the first six months of 2020 compared to the same period in 2019. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses increased by $0.8 million, from $3.8 million in the six months ended June 30, 2019, to $4.6 million in the six month ended June 30, 2020, mostly due to increase in the annual interest rate from 9.00% to 12.00% during the PIK Period under the Madryn Credit Agreement. See “—Liquidity and Capital Resources” below.

Income Taxes Benefit. We had an income taxes benefit of $44 thousand in the six months ended June 30, 2019 compared to $0.9 million income tax expense in the six months ended June 30, 2019. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place. In the first half of 2020, we had a combination of less profitable sales and an increase in sales in lower rate tax jurisdictions.

Liquidity and Capital Resources

We had $14.0 million and $15.7 million of cash and cash equivalents as of June 30, 2020, and December 31, 2019, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We completed an equity financing during the quarter that generated $22.3 million of gross proceeds. See “— The 2020 Private Placement” above. During the six months ended June 30, 2020, we repaid $3.9 million under our credit facility with City National Bank of Florida. We had total debt obligations of approximately $73.3 million as of June 30, 2020, including line of credit borrowings of $3.9 million and government assistance loans of $4.1 million, compared to total debt obligations of approximately $69.0 million at December 31, 2019, including line of credit borrowings of $7.8 million.

Our working capital requirements reflect the growth of our business over the last few years, in particular, the shift from a traditional sales model to a subscription model. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 58:42 in the six months ended June 30, 2020, compared to 70:30 in the six months ended June 30, 2019. We are directing more effort to securing traditional sales in order to improve cash flow. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

We also require modest funding for capital expenditures. Our capital expenditures relate primarily to our research and development facilities in Yokneam, Israel. In addition, our capital investments have included improvements and expansion of our subsidiaries’ operations to support our growth.

Madryn Credit Agreement

On October 11, 2016, Venus Concept Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended, (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement is comprised of four tranches of debt aggregating $70.0 million. As of June 30, 2020, and December 31, 2019, the Subsidiary Obligors had borrowed $60.0 million under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Term C borrowings of $10.0 million were undrawn and are no longer available. On the 24th payment date, which is September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement will become due and payable in full. Borrowings under the Madryn Credit Agreement are secured by substantially all of our assets and the assets of the Subsidiary Obligors.

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

Effective August 14, 2018, interest on the Madryn loan is 9.00%, payable quarterly. Previously, interest was payable quarterly, at Venus Concept Ltd.’s option, as follows: cash interest 9.00% during the interest only period, which was 3 years or 12 principal payments after closing, plus an additional 4.00% rate, paid in kind (“PIK”). We have the option of settling the PIK interest in cash or adding the owed interest to the principal amount of the loan.

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

On April 29, 2020, we entered into an amendment to the Madryn Credit Agreement that (i) requires that interest payments for the period beginning January 1, 2020 and ending on, and including, April 29, 2020 (the “PIK Period”), be paid-in-kind, (ii) increases the interest rate from 9.00% per annum to 12.00% per annum during the PIK Period and (iii) requires us to provide certain additional financial and other reporting information to the lenders.

On June 30, 2020 we entered into an amendment to the Madryn Credit Agreement that (i) extends the PIK Period through June 30, 2020, (ii) reduces the consolidated minimum revenue threshold requirement (a) for the four consecutive fiscal quarter period ended June 30, 2020, to at least $85.0 million and (b) for the four consecutive fiscal quarter period ending September 30, 2020, to at least $75.0 million, (iii) requires us to raise at least $5.0 million of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020 and (iv) obligates us to use our best efforts to raise an additional $2.0 million of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020.

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

As of June 30, 2020, and December 31, 2019, we were in compliance with all required covenants.

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

In connection with the Madryn Credit Agreement, Venus Concept Ltd. issued three types of 10-year warrants (“Madryn Warrants”). As of June 30, 2020, Madryn Warrants exercisable for 179,932 shares of common stock were outstanding.

CNB Credit Facility

We have a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries in the maximum principal amount of $10.0 million ($10.0 million as of June 30, 2019), to be used to finance working capital requirements (the “Credit Facility”). In April 2019, maximum principal amount under the Credit Facility was increased from $7.5 million to $10.0 million. As of June 30, 2020, there was $3.9 million outstanding ($7.8 million as of December 31, 2019) under the Credit Facility, which bears interest at LIBOR rate plus 3.25%, which amounted to a weighted average of 4.06% (5.9% in the six months ended June 30, 2019).

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

As of June 30, 2020, and December 31, 2019, we were in compliance with all required covenants.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that we can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed 7.8 million shares (subject to adjustment) of common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Equity Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Equity Purchase Agreement equals or exceeds $3.9755 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules). Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of our issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park (as defined above).

As of June 30, 2020, we issued and sold to Lincoln Park 1.0 million shares of our common stock, 0.2 million of which were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $0.6 million together with issuance costs of $0.1 million were recorded as deferred issuance costs in the condensed consolidated balance sheet. These costs will be amortized into condensed consolidated statements of stockholders’ equity proportionally based on proceeds received during the period and the expected total proceeds to be raised over the term of the Equity Purchase Agreement. The net cash proceeds from shares issuance as of June 30, 2020 were $3.0 million. In July 2020, we sold additional 0.5 million shares of our common stock to Lincoln Park for $1.9 million.

Sales of shares of our common stock to Lincoln Park under the Equity Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. The proceeds we receive under the Equity Purchase Agreement will depend on the frequency and prices at which we sell shares to Lincoln Park. We expect that any proceeds we receive from such sales will be used for working capital and general corporate purposes.

Government Assistance Programs

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

Our subsidiary, Venus Concept UK Limited, received funding in the total amount of $0.1 million (50.0 GBP) in connection with the loan under the Bounce Back Loan Scheme (“Venus Concept UK Loan”), the program established in the U.K. to help smaller businesses impacted by COVID-19. This loan bears interest at 2.5% per annum and matures in six years from the date of disbursement of funds which is May 10, 2020. Interest and principal payments under the Venus Concept UK Loan will be deferred for a period of twelve months. As of June 30, 2020 the balance of the Venus Concept UK Loan was $0.1 million.

Certain subsidiaries also received funding in the total amount of $0.6 million in connection with various governmental programs to support businesses impacted by COVID-19. The terms of these government assistance programs vary by jurisdiction. These government subsidies were recorded as a reduction to the associated wage costs recorded in general and administrative expenses in the condensed consolidated statement of operations.

Capital Resources

As of June 30, 2020, we had capital resources consisting of cash and cash equivalents of approximately $14.0 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

While we believe that the net proceeds from the 2020 Private Placement, the proceeds from issuance our common stock to Lincoln Park, the proceeds from the government assistance programs, together with our existing cash and cash equivalents, and the anticipated savings from our Merger-related cost savings initiatives and our new restructuring program, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, the COVID-19 pandemic has had a significant negative impact on our business, and we expect the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. Given the COVID-19 pandemic, we may need additional capital to fund our future operations and to access the capital markets sooner than we planned. We cannot assure you that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

We are restricted by covenants in the Madryn Credit Agreement, the CNB Credit Facility, the PPP Loans and the Venus Concept UK Loan. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In addition, the Madryn Credit Agreement contains certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default under the agreement and the requirement for us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time, we cannot assure that we will remain in compliance with the financial covenants in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30
	2020	2019
	(in thousands)
Cash used in operating activities	$(24,712)	$(11,442)
Cash used in investing activities	(19)	(346)
Cash provided by financing activities	23,098	19,409
Net increase in cash, cash equivalents and restricted cash	$(1,633)	$7,621

Cash Flows from Operating Activities

For the six months ended June 30, 2020, cash used in operating activities consisted of a net loss of $60.5 million and an investment in net operating assets of $4.8 million, partially offset by non-cash operating expenses of $40.5 million. The investment in net operating assets was primary attributable to an increase in inventories of $1.0 million, increase in other current assets of $2.5 million, decrease in accrued expenses and other current liabilities of $5.4 million, decrease in unearned interest income of $1.4 million, decrease in accounts payable of $0.4 million and decrease in other non-current liabilities of $0.5 million. This was partially offset by a decrease in accounts receivable of $6.2 million, primarily due to the decrease in subscription sales, decrease in prepaid expenses by $0.1 million and a decrease in severance pay funds of $0.1 million. The non-cash operating expenses consisted mainly of goodwill impairment charge of $27.5 million, a provision for bad debts of $5.4 million, depreciation and amortization of $2.5 million, stock-based compensation expense of $1.1 million, provision for inventory obsolescence of $0.5 million, loss on sale of subsidiary of $0.4 million, deferred tax benefit of $1.2 million, a change in the fair value of the earn-out liability for the purchase of NeoGraft of $0.2 million and finance expenses of $4.1 million.

In the six months ended June 30, 2019, cash used in operating activities consisted of a net loss of $10.6 million and an investment in net operating assets of $6.7 million, partially offset by non-cash operating expenses of $5.9 million. The investment in net operating assets was primary attributable to an increase in accounts receivable of $13.4 million, primarily due to the increase in subscription sales, an increase in inventories of $0.4 million, an increase in other current assets of $0.4 million, an increase in prepaid expenses of $0.1 million as well as decrease in other long-term liabilities of $0.4 million. This was partially offset by an increase in the trade payables of $6.0 million and accrued expenses and other current liabilities of $2.0 million. The non-cash operating expenses consisted mainly of a provision for bad debts of $2.0 million, depreciation and amortization of $0.7 million, stock-based compensation expense of $1.4 million, deferred tax expense of $0.6 million, a change in the fair value of the earn-out liability for the purchase of NeoGraft of $0.6 million, and a provision for inventory obsolescence of $0.4 million.

Cash Flows from Investing Activities

In the six months ended June 30, 2020, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment and $0.2 million of the proceeds from sale of subsidiary, net of $0.1 million of cash relinquished.

In the six months ended June 30, 2019, cash used in investing activities consisted of $0.3 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the six months ended June 30, 2020, cash from financing activities consisted primarily of net proceeds from issuance of shares of common stock to Lincoln Park Shares of $3.0 million, net proceeds from 2020 Private Placement of $20.3 million and proceeds from government assistance loans of $4.1 million partially offset by repayment of $3.9 million under the Credit Facility, payment of dividends from subsidiary to non-controlling interest of $0.2 million and payment of the NeoGraft earn-out liability of $0.2 million.

In the six months ended June 30, 2019, cash from financing activities consisted primarily of net proceeds from the drawdown on the Madryn loan agreement of $9.7 million, net proceeds from issuance of unsecured senior subordinated convertible promissory notes of $7.5 million, and proceeds from the drawdown on the CNB credit facility of $2.5 million, offset by the $0.3 million of cash for installment payments and $0.1 million of earn-out liability payments related to the NeoGraft acquisition which occurred in 2018.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of June 30, 2020, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $8.0 million. In addition, as of June 30, 2020, we had $1.2 million of open purchase orders that can be cancelled with 90 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of June 30, 2020, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$5,992	$74,076	$—	$—	$80,068
Operating leases	2,102	2,152	519	1,148	5,921
Purchase commitments	7,962	—	—	—	7,962
Total contractual obligations	$16,056	$76,228	$519	$1,148	$93,951

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

Our significant accounting policies are more fully described in Note 2 to our Annual Report filed on Form 10-K for the year ended December 31, 2019. We believe that the assumptions and estimates associated with stock-based compensation, goodwill impairment, allowance for doubtful accounts, revenue recognition, accrual for severance and income taxes have the most significant impact on our condensed consolidated financial statements, and therefore, consider these to be our critical accounting policies and estimates.

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

Long-term receivables

Long-term receivables relate to our subscription contract revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease which ranged between 8% to 9% for the six months ended June 30, 2020 and June 30, 2019, respectively. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

As of June 30, 2020, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020, because of the material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were not effective as of June 30, 2020, because of a material weakness in internal controls over financial reporting, associated with the lease accounting process automation which was identified during the audit of our fiscal year ended December 31, 2018, as described below.

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

Material Weakness not yet Remediated as of June 30, 2020

In connection with our preparation and the audit of our consolidated financial statements as of and for the years ended December 31, 2018 and 2017, we identified a material weakness related to lack of centralized procedures or a technology solution that would ensure appropriate lessor accounting processes and enable the accurate and timely preparation of financial statements. As of June 30, 2020, we have not yet implemented centralized procedures or a technology solution that would ensure appropriate lessor accounting processes and enable the accurate and timely preparation of consolidated financial statements. We plan to establish adequate centralized procedures related to lease accounting processes in the second half of 2020, which could involve either hiring additional personnel or implementing a technology solution. As a result, we concluded that the material weakness associated with lease accounting process existed as of June 30, 2020, as noted above.

Changes in Internal Control over Financial Reporting

Our plans for remediating the material weakness related to lease accounting process automation would constitute a change in our internal control over financial reporting prospectively, when such controls are effectively implemented. Other than the continuation of the implementation of measures described above, there were no material changes in our internal control over financial reporting during the three and six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the State Actions, we, along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim, and secured a stay of both cases based on the forum selection clause contained in our Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act. However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Under this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material fact, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, we demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. A hearing on our demurrer and renewed motion to dismiss was held on June 12, 2020. The court has not yet issued any decision.

In the Federal Actions, which have been consolidated under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD, Lead Plaintiff Eduardo Guerrini filed his consolidated amended complaint for violations of federal securities laws on November 30, 2018. The consolidated amended complaint alleges again that, among other things, our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. On January 29, 2019, we, along with certain of our former officers and directors, filed a motion to dismiss the consolidated amended complaint for failure to state a claim. On October 18, 2019, the District Court granted our motion to dismiss as to all but two allegedly false or misleading statements contained in our Prospectus. On December 9, 2019, we filed our answer to the consolidated amended complaint denying the falsity of these statements, and discovery is underway. On May 29, 2020, Lead Plaintiff filed a motion for class certification, which we elected not to oppose, and on July 29, 2020, the court certified a class of investors who purchased shares our common stock pursuant or traceable to our initial public offering.

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

The second, a putative shareholder class action complaint captioned Pak v. Restoration Robotics, Inc., et al., No. 1:19-cv-02237, was filed in the United States District Court for the District of Delaware on December 6, 2019. The complaint alleges, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleges that the proxy statement filed with the SEC by Restoration Robotics on September 10, 2019 in connection with the Merger contained false or misleading information. The complaint seeks, among other things, compensatory and/or rescissory damages, and attorneys’ fees and costs. On February 26, 2020, the District Court appointed Joon Pak as Lead Plaintiff in the Pak action, and approved his selection of Lead Counsel. We filed a motion to dismiss the complaint on May 26, 2020. On July 2, 2020, plaintiff and we filed a stipulation of dismissal with prejudice as to the plaintiff and without prejudice as to the putative class.

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

In April 2020, Venus Concept China received a determination from NMPA on its application for registering Versa’s IPL function as a medical device. NMPA has approved the registration of one applicator HR 650 for hair removal as a Class II medical device out of the four IPL applicators for which Venus Concept China had originally applied. The date of registration is April 15, 2020. Venus Concept China also submitted an explanation letter and a draft Corrective & Preventive Action Report plan to Xuhui MSA during a meeting with the local authority on April 23, 2020. However, on April 29, 2020, Xuhui MSA informed Venus Concept China that its administrative investigation case has been transferred to Xuhui Branch of Shanghai Municipal Public Security Bureau (“Xuhui PSB”) for further handling. On May 6, 2020, the economic crime investigation department of Xuhui PSB confirmed to Venus Concept China’s local PRC counsel that they would review and decide whether or not to file formally a criminal investigation case against Venus Concept China and any relevant individuals allegedly responsible for any alleged criminal offense(s). On May 29, 2020, Venus Concept China was informed by Xuhui MSA of Xuhui PSB’s decision not to file a criminal investigation case and was shown a written Notice of non-filing of a criminal case issued by Xuhui PSB. On the same day, Xuhui MSA informed Venus Concept China that it would reopen and resume its administrative investigation case against Venus Concept China, which proceedings are currently ongoing.

We and Venus Concept China are cooperating with the relevant authorities in these matters; however, we cannot predict the outcome of these matters.

Further, we may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business, which we do not deem to be material to our business and results of operations.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below and the risk factors described under Part II Item 1A,“Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020 and Part I, Item 1A. “Risk Factors” in our latest Form 10-K, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risk described below and the other information in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, include herewith, and the risk factors previously disclosed in Part II Item 1A,“Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020 and Part I, Item 1A. “Risk Factors” in our Form 10-K.

Our subscription-based model exposes us to the credit risk of our customers over the life of the subscription agreement. In the event that our customers fail to make the monthly payments under their subscription agreements, our financial results may be adversely affected.

For six months ended June 30, 2020 and 2019, approximately 58% and 70% respectively, and for the years ended December 31, 2019 and 2018, approximately 67% and 75%, respectively, of our system revenues were derived from our subscription-based model. Although the ARTAS® System will not be available under our subscription-based model, we expect that our subscription-based business model to continue to represent the majority of our revenue for the foreseeable future. We collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. As part of our sales and marketing effort, we do not require our customers to undergo a credit check or register a lien or security interest under the Uniform Commercial Code or similar legislation, as is typically required with a third-party equipment leasing financing. Instead, to ensure that each monthly product payment is made on time and that the customer’s systems are serviced in accordance with the terms of the warranty, every product requires a monthly activation code, which we provide to the customer upon receiving each monthly payment. If a customer does not timely pay a monthly installment, the customer will not receive an activation code and will be unable to use the system for any procedures. This process does not protect us from the economic impact of a customer’s failure to make its monthly payments and as an unsecured creditor, we are subject to a greater risk in the event of a customer default. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all of the monthly installment payments due under the contract. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers are experiencing difficulty in making timely payments or payments at all during this pandemic under their subscription agreements which has resulted in higher than anticipated bad debt expense over the course of the 2020 fiscal year. In our largest subscription markets we collected approximately 60% of our billings in March 2020, 30% of our billings in April 2020, 35% in May 2020 and 60% in June 2020. We cannot assure you that our customers will resume payments under their agreements or that we will not experience customer defaults even after local economies reopen for business. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If this bad debt expense is material, it could negatively affect our results of operations and operating cash flows.

Our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern.

We have had recurring net operating losses and negative cash flows from operations, and until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $135.5 million and $75.7 million, respectively. Our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. However, given the COVID-19 pandemic, we cannot anticipate the extent to which the current economic turmoil and financial market conditions, will continue to adversely impact our business and our ability to raise additional capital to fund our future operations and to access the capital markets sooner than we planned. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Business or economic disruptions or global health concerns have had an adverse effect our business, operating results or financial condition.

Global business or economic disruptions could adversely affect our business. In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread globally. To date, this global pandemic has resulted in extended shutdowns of businesses in North and South America, Europe and Asia Pacific and gradual re-openings of economies. Global health concerns, such as the coronavirus pandemic, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and ultimate severity or duration of the coronavirus pandemic and related business and economic disruptions, but the coronavirus pandemic and the resulting economic and commercial shutdowns to date have materially and negatively impacted our ability to conduct business in the manner planned. Disruptions to our business include restrictions on the ability of our sales and marketing personnel and distributors to travel and sell our systems, disruptions of our global supply chain, disruptions in manufacturing, reduced demand and/or suspension of operations by our customers which has impacted their ability to make monthly subscription payments, and the deferral of aesthetic or hair restoration procedures. Our customers’ patients are also affected by the economic impact of the COVID-19 pandemic. Elective aesthetic procedures are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. We expect COVID-19 will continue to negatively affect customer demand throughout the second half of the year. While we expect continued recovery in many markets in the second half of the year, recoveries have been gradual and the impact of COVID-19 on our sales could still be significant, especially if there is a resurgence of the virus in major markets. We do not yet know the full extent of the impact of COVID-19 on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and highly uncertain including the duration of the outbreak, the severity of resurgences of the virus, travel restrictions, business and workforce disruptions, the timing of and extent of reopening the economic regions in which we do business and the effectiveness of actions taken to contain and treat the disease. The outbreak of contagious diseases or the fear of such an outbreak could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the demand for our systems. Any of these events could negatively impact our business, operating results or financial condition.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and other operations or efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of June 30, 2020, we had capital resources consisting of cash and cash equivalents of approximately $14.0 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of our systems, our sales and marketing efforts, and continuing research and development and product enhancements activities.

While we believe that the net proceeds from the 2020 Private Placement, the proceeds from sales of our common stock to Lincoln Park and the proceeds from the PPP Loans, the Venus Concept UK Loan and other government assistance programs, together with our existing cash and cash equivalents, and the anticipated savings from our Merger-related cost savings initiatives and our new restructuring program, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, the impact of COVID-19 on our business has been significant and we cannot predict the extent to which COVID-19 will continue to adversely impact our business. Also, under the terms of our amended Madryn Agreement, we are required to raise at least $5.0 million of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020 and are obligated to use our best efforts to raise an additional $2.0 million of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020. As of August 13, 2020, we have raised $4.9 million toward the satisfaction of this obligation. As a result, we need to raise additional equity financing prior to September 30, 2020 to satisfy the Madryn obligation. Also, we may need to raise additional capital through public or private equity or debt financings or other sources, such as strategic collaborations sooner than expected or otherwise implement additional cost-saving initiatives. The COVID-19 pandemic and the economic turmoil it has caused has negatively affected the global financial markets which may make it difficult to access the public markets. Any such financing may result in dilution to stockholders, the issuance of securities may have rights, preferences, or privileges senior to those of holders of our common stock, the imposition of more burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital if favorable market conditions or given other strategic considerations even if we believe we have sufficient capital to fund our current or future operating plans.

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

We are restricted by covenants in the Madryn Credit Agreement, the CNB Credit Facility, the PPP Loans and the Venus Concept UK Loan. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In addition, the Madryn Credit Agreement contains certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default under the agreement and the requirement for us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time, we cannot assure that we will remain in compliance with the financial covenants in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

The sale of our common stock under the Equity Purchase Agreement may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline.

In June 2020, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, pursuant to which Lincoln Park is obligated to purchase up to $31.0 million in shares of our common stock, at our sole discretion, subject to the terms and conditions and limitations set forth in the agreement. The purchase price for the shares we may sell under Equity Purchase Agreement will vary based the market price of our common stock at the time we initiate a sale. Although we have the right to control whether we sell any shares, if at all, under this agreement, and we generally have the right to control the timing and amount of any such sales, we are subject to certain restrictions, including those that limit the number of shares we may sell. For example, the aggregate number of shares that we can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed 7.8 million shares (subject to adjustment) of common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Equity Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Equity Purchase Agreement equals or exceeds $3.9755 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules). Accordingly, we may not be able to utilize our Equity Purchase Agreement to raise additional capital when, or in the amounts, we desire. However, to the extent we do sell shares of our common stock under these agreements, such sales may result in substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.

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

In the State Actions, we, along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim, and secured a stay of both cases based on the forum selection clause contained in our Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act. However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material fact, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, we demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. A hearing on our demurrer and renewed motion to dismiss was held on June 12, 2020. The court has not yet issued any decision.

In the Federal Actions, which have been consolidated under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD, Lead Plaintiff Eduardo Guerrini filed his consolidated amended complaint for violations of federal securities laws on November 30, 2018. The consolidated amended complaint alleges again that, among other things, our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. On January 29, 2019, we, along with certain of our former officers and directors, filed a motion to dismiss the consolidated amended complaint for failure to state a claim. On October 18, 2019, the District Court granted our motion to dismiss as to all but two allegedly false or misleading statements contained in our Prospectus. On December 9, 2019, we filed our answer to the consolidated amended complaint denying the falsity of these statements, and discovery is underway. On May 29, 2020, Lead Plaintiff filed a motion for class certification, which we elected not to oppose, and on July 29, 2020, the court certified a class of investors who purchased shares of our common stock pursuant or traceable to our initial public offering.

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

The second, a putative shareholder class action complaint captioned Pak v. Restoration Robotics, Inc., et al., No. 1:19-cv-02237, was filed in the United States District Court for the District of Delaware on December 6, 2019. The complaint alleges, among other things, that defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The complaint alleges that the proxy statement filed with the SEC by Restoration Robotics, Inc. on September 10, 2019 in connection with the Merger contained false or misleading information. The complaint seeks, among other things, compensatory and/or rescissory damages, and attorneys’ fees and costs. On February 26, 2020, the District Court appointed Joon Pak as Lead Plaintiff in the Pak action, and approved his selection of Lead Counsel. We filed a motion to dismiss the complaint on May 26, 2020. On July 2, 2020, plaintiff and we filed a stipulation of dismissal with prejudice as to the plaintiff and without prejudice as to the putative class.

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

In April 2020, Venus Concept China received a determination from NMPA on its application for registering Versa’s IPL function as a medical device. NMPA has approved the registration of one applicator HR 650 for hair removal as a Class II medical device out of the four IPL applicators for which Venus Concept China had originally applied. The date of registration is April 15, 2020. Venus Concept China also submitted an explanation letter and a draft Corrective & Preventive Action Report plan to Xuhui MSA during a meeting with the local authority on April 23, 2020. However, on April 29, 2020, Xuhui MSA informed Venus Concept China that its administrative investigation case had been transferred to Xuhui Branch of Shanghai Municipal Public Security Bureau (“Xuhui PSB”) for further handling. On May 6, 2020, the economic crime investigation department of Xuhui PSB confirmed to Venus Concept China’s local PRC counsel that they would review and decide whether or not to file formally a criminal investigation case against Venus Concept China and any relevant individuals allegedly responsible for any alleged criminal offense(s). On May 29, 2020, Venus Concept China was informed by Xuhui MSA of Xuhui PSB’s decision not to file a criminal investigation case against Venus Concept China and was shown a written Notice of non-filing of a criminal case issued by Xuhui PSB. On the same day, Xuhui MSA informed Venus Concept China that it would reopen and resume its administrative investigation case against Venus Concept China, which proceedings are currently ongoing.

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

Pursuant to the Order of the Health Officer of the County of Santa Clara directing all individuals to shelter-in-place, which was issued on March 16, 2020, in response to impact of COVID-19 pandemic (as updated, the “Order”), we were unable to access our facility in San Jose or NPI’s facility until June 1, 2020. As a result, we were unable to manufacture sufficient ARTAS procedure kits during this period and were limited to shipping procedure kits from existing inventory. While we currently have access to our San Jose facility and NPI’s facility has re-opened and we are able to manufacture ARTAS procedure kits, we cannot predict whether these facilities will be closed again by the Order of the Health Officer of the County of Santa Clara, or California State public health orders in response to the future COVID-19 developments in the County or State.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the three and six months ended June 30, 2020.

Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1
3.3	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2
4.1	Description of Securities.	10-Q	5-14-20	4.1
4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2
4.3	Form of 2020 Warrant.	10-K	3-30-20	4.3
4.4	Equity Purchase Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC.	8-K	6-16-20	10.1
4.5	Registration Rights Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC.	8-K	6-16-20	10.2
10.1	Twelfth Amendment to Credit Agreement, dated April 29, 2020, by and among Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Venus Concept Inc. and Madryn Health Partners, LP, as administrative agent, and certain of its affiliates, as lenders.	8-K	4-30-20	10.1
10.2	Thirteenth Amendment to Credit Agreement dated as of June 30, 2020, by and among the Company, certain of the Company’s direct and indirect subsidiaries, the Lenders and Madryn.	8-K	7-2-20	10.1
10.8	SBA Payroll Protection Program Note dated April 21, 2020, by Venus Concept Inc. and in favor of City National Bank of Florida.	8-K	4-30-20	10.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Venus Concept Inc.

Date: August 13, 2020	By:	/s/ Domenic Serafino
Domenic Serafino
Chief Executive Officer

Date: August 13, 2020	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer