Form 10-Q
period 2020-09-30
Venus Concept Inc.
filed 2020-11-16
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, the registrant had 41,132,881 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for shares and per share data)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,778	$15,666
Restricted cash	83	83
Accounts receivable, net of allowance of $15,141 and $10,494 as of September 30, 2020, and December 31, 2019	57,920	58,977
Inventories	19,493	18,844
Deferred expenses	2	59
Prepaid expenses	2,018	2,523
Advances to suppliers	3,730	450
Other current assets	4,106	3,101
Total current assets	100,130	99,703
LONG-TERM ASSETS:
Long-term receivables	21,816	35,656
Deferred tax assets	1,036	622
Severance pay funds	568	710
Property and equipment, net	3,727	4,648
Intangible assets	19,738	22,338
Goodwill	—	27,450
Total long-term assets	46,885	91,424
TOTAL ASSETS	$147,015	$191,127
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$3,876	$7,789
Trade payables	9,972	9,401
Accrued expenses and other current liabilities	15,178	21,120
Taxes payable	1,594	2,172
Unearned interest income	2,675	3,942
Warranty accrual	1,278	1,254
Deferred revenues	2,006	2,495
Total current liabilities	36,579	48,173
LONG-TERM LIABILITIES:
Long-term debt	66,516	61,229
Government assistance loans	4,110	—
Accrued severance pay	675	827
Deferred tax liabilities	186	1,017
Unearned interest income	1,295	1,681
Warranty accrual	446	723
Other long-term liabilities	559	799
Total long-term liabilities	73,787	66,276
TOTAL LIABILITIES	110,366	114,449
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY (Note 1):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 40,873,588 and 28,686,116 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	25	24
Additional paid-in capital (Note 2)	178,258	149,840
Accumulated deficit	(142,707)	(75,686)
TOTAL STOCKHOLDERS’ EQUITY	35,576	74,178
Non-controlling interests	1,073	2,500
	36,649	76,678
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,015	$191,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenue
Leases	$9,431	$16,427	$23,709	$48,812
Products and services	11,249	9,727	28,475	29,740
	20,680	26,154	52,184	78,552
Cost of goods sold
Leases	2,303	3,502	5,296	10,264
Products and services	4,874	3,884	12,208	11,381
	7,177	7,386	17,504	21,645
Gross profit	13,503	18,768	34,680	56,907
Operating expenses:
Selling and marketing	5,657	9,201	18,813	28,983
General and administrative	11,291	14,445	40,442	34,637
Research and development	1,849	1,686	6,043	5,667
Goodwill impairment	—	—	27,450	—
Total operating expenses	18,797	25,332	92,748	69,287
Loss from operations	(5,294)	(6,564)	(58,068)	(12,380)
Other expenses:
Foreign exchange loss	1,096	396	4,209	409
Finance expenses	1,897	2,097	6,522	5,904
Loss before income taxes	(8,287)	(9,057)	(68,799)	(18,693)
Income tax (benefit) expense	(966)	(80)	(1,010)	867
Net loss	(7,321)	(8,977)	(67,789)	(19,560)
Deemed dividend (Note 13)	-	-	(3,564)	-
Loss attributable to stockholders of the Company	(7,243)	(8,640)	(70,585)	(19,823)
(Loss) income attributable to non-controlling interest	(78)	(337)	(768)	263

Net loss per share:
Basic	$(0.18)	$(1.77)	$(2.04)	$(4.12)
Diluted	$(0.18)	$(1.77)	$(2.04)	$(4.12)
Weighted-average number of shares used in per share calculation:
Basic	40,466	4,884	34,553	4,812
Diluted	40,466	4,884	34,553	4,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net loss and comprehensive loss	$(7,321)	$(8,977)	$(67,789)	$(19,560)
Deemed dividend	-	-	(3,564)	-
Loss attributable to stockholders of the Company	(7,243)	(8,640)	(70,585)	(19,823)
Comprehensive (loss) income attributable to non-controlling interest	(78)	(337)	(768)	263
Comprehensive loss	$(7,321)	$(8,977)	$(71,353)	$(19,560)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except for shares)

	Preferred Stock Series A		Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2020	—	$-	28,686,116	$24	$149,840	$(75,686)	$2,500	$76,678
Issuance of common stock	—	—	1,208,169	—	—	—	—	—
2020 Private Placement shares, net of costs	660,000	—	2,300,000	—	12,115	—	—	12,115
2020 Private Placement Warrants, net of costs	—	—	—	—	4,621	—	—	4,621
Beneficial conversion feature	—	—	—	—	3,564	—	—	3,564
Dividends from subsidiaries	—	—	—	—	—	—	(218)	(218)
Net loss - the Company	—	—	—	—	—	(50,190)	—	(50,190)
Net loss - non-controlling interest	—	—	—	—	—	—	(513)	(513)
Stock-based compensation	—	—	—	—	517	—	—	517
Balance — March 31, 2020	660,000	$-	32,194,285	$24	$170,657	$(125,876)	$1,769	$46,574
Issuance of common stock	—	—	1,013,060	—	3,393	—	—	3,393
Conversion of Preferred Stock Series A	(660,000)	—	6,600,000	1	(1)	—	—	—
Beneficial conversion feature	—	—	—	—	(3,564)	—	—	(3,564)
Deemed dividend	—	—	—	—	3,564	—	—	3,564
Disposal of subsidiary	—	—	—	—	—	—	(441)	(441)
Net loss - the Company	—	—	—	—	—	(9,588)	—	(9,588)
Net loss - non-controlling interest	—	—	—	—	—	—	(177)	(177)
Options exercised	—	—	22,777	—	34	—	—	34
Stock-based compensation	—	—		—	539	—	—	539
Balance — June 30, 2020	—	$-	39,830,122	$25	$174,622	$(135,464)	$1,151	$40,334
Issuance of common stock	—	—	1,017,655	—	3,049	—	—	3,049
Net loss - the Company	—	—	—	—	—	(7,243)	—	(7,243)
Net loss - non-controlling interest	—	—	—	—	—	—	(78)	(78)
Options exercised	—	—	25,811	—	40	—	—	40
Stock-based compensation	—	—	—	—	547	—	—	547
Balance — September 30, 2020	—	$-	40,873,588	$25	$178,258	$(142,707)	$1,073	$36,649

	Series A	Series B	Series C	Series C- 1	Series D	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Preferred Shares	Preferred Shares	Preferred Shares	Preferred Shares	Preferred Shares	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2019 (as restated, Note 2)	1,264,565	2,632,109	4,615,567	56,983	647,189	4,772,956	$5	$67,495	$(35,067)	$4,022	$36,455
Net loss - the Company	—	—	—	—	—	—	—	—	(5,273)	—	(5,273)
Net income - non-controlling interest	—	—	—	—	—	—	—	—	—	168	168
Options exercised	—	—	—	—	—	3,506	—	7	—	—	7
Stock-based compensation	—	—	—	—	—	—	—	375	—	—	375
Balance — March 31, 2019 (as restated, Note 2)	1,264,565	2,632,109	4,615,567	56,983	647,189	4,776,462	$5	$67,877	$(40,340)	$4,190	$31,732
Net loss - the Company	—	—	—	—	—	—	—	—	(5,910)	—	(5,910)
Net income - non-controlling interest	—	—	—	—	—	—	—	—	—	432	432
Stock-based compensation	—	—	—	—	—	—	—	1,044	—	—	1,044
Balance — June 30, 2019 (as restated, Note 2)	1,264,565	2,632,109	4,615,567	56,983	647,189	4,776,462	$5	$68,921	$(46,250)	$4,622	$27,298
Net loss - the Company	—	—	—	—	—	—	—	—	(8,640)	—	(8,640)
Net income - non-controlling interest	—	—	—	—	—	—	—	—	—	(337)	(337)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	(191)	—	68	(123)
Options exercised	—	—	—	—	—	172,230		348	—	—	348
Stock-based compensation	—	—	—	—	—	—	—	313	—	—	313
Balance — September 30, 2019 (as restated, Note 2)	1,264,565	2,632,109	4,615,567	56,983	647,189	4,948,692	$5	$69,391	$(54,890)	$4,353	$18,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,789)	$(19,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	27,450	—
Depreciation and amortization	3,695	1,064
Stock-based compensation	1,603	1,732
Provision for bad debt	8,450	2,906
Provision for inventory obsolescence	703	496
Finance expenses	5,286	629
Deferred tax expense (benefit)	(1,245)	467
Interest on convertible promissory notes	—	370
Change in fair value of earn-out liability	291	678
Loss on sale of subsidiary	385	—
Gain on disposal of property and equipment	35	—
Changes in operating assets and liabilities:
Accounts receivable short- and long-term	5,298	(19,102)
Inventories	(1,612)	3,988
Prepaid expenses	493	371
Other current assets	(3,533)	(2,865)
Other long-term assets	6	(157)
Trade payables	447	(860)
Accrued expenses and other current liabilities	(6,584)	4,193
Severance pay funds	142	(58)
Unearned interest income	(1,630)	158
Other long-term liabilities	(671)	(317)
Net cash used in operating activities	(28,780)	(25,867)
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of subordinated promissory notes	—	(4,500)
Purchases of property and equipment	(208)	(617)
Cash paid for purchase of non-controlling interest	—	(123)
Cash received from sale of subsidiary, net of cash relinquished	89	—
Net cash used in investing activities	(119)	(5,240)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of financing fees	—	9,740
(Repayment of) proceeds from line-of-credit	(3,912)	1,917
Proceeds from government assistance loans	4,110	—
Proceeds from issuance of common stock	6,206	—
Proceeds from 2020 Private Placement, net of costs of $1,950	20,300	—
Dividends from subsidiaries paid to non-controlling interest	(218)	—
Proceeds from issuance of convertible promissory notes, net of cash issuance costs of $280	—	28,770
Payment of earn-out liability	(549)	(451)
Installment payments	—	(250)
Proceeds from exercise of options	74	355
Net cash provided by financing activities	26,011	40,081
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,888)	8,974
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	15,749	6,758
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$12,861	$15,732
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$461	$529
Cash paid for interest	$988	$4,620
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Purchase of non-controlling interest	$-	$68
Beneficial conversion feature of preferred stock recorded as deemed dividend	$3,564	$-
Common stock issuance costs	$620	$-
Conversion of Series A convertible preferred stock	$660	$-

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

The Company has had recurring net operating losses and negative cash flows from operations. As of September 30, 2020 and December 31, 2019, the Company had an accumulated deficit of $142,707 and $75,686, respectively. The Company was in compliance with all required covenants as of September 30, 2020 and as of December 31, 2019. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the condensed consolidated financial statements are issued. In addition, the coronavirus pandemic (“COVID-19” or “pandemic”) has had a significant negative impact on the Company’s condensed consolidated financial statements as of September 30, 2020 and for the nine months then ended, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time the Company cannot assure that it will remain in compliance with the financial covenants in its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings and issuance of capital stock. In March 2020, the Company completed a private placement that raised net proceeds of $20,300, as described below. On June 16, 2020, the Company entered into a purchase agreement (the “Equity Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31,000 of shares of its common stock from time to time over the two-year term of the agreement. Any shares of common stock sold to Lincoln Park will be sold at a purchase price that is based on the prevailing prices of the common stock at the time of each sale. During the nine months ended September 30, 2020, the Company raised net cash proceeds of $6,206 under the Equity Purchase Agreement as described below. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

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

As of September 30, 2020, the Company issued and sold to Lincoln Park 2,030,715 shares of its common stock at an average price of $3.36 per share, and 209,566 of these shares were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $620 together with the issuance costs of $123 were recorded as deferred issuance costs in the condensed consolidated balance sheet. These costs will be amortized into condensed consolidated statements of stockholders’ equity proportionally based on proceeds received during the period and the expected total proceeds to be raised over the term of the Equity Purchase Agreement. Gross proceeds from common stock issuances as of September 30, 2020 were $6,826, which were then reduced by the amortization of deferred issuance costs of $384. Gross proceeds in the amount of $6,826 reduced by the value of the Commitment Shares of $620 were recorded in the condensed consolidated statements of cash flows as net cash proceeds from issuance of common stock.

Sale of subsidiary

On May 4, 2020, the Company entered into a share sale and purchase agreement with Med Group Consult Ltd., an unrelated third party, and transferred its entire interest (51%) in Venus Concept Central Eastern Europe Ltd. for cash consideration of Euro (“EUR”) 473 which is equivalent to $531. As of September 30, 2020, the Company received several payments totaling EUR 279 (which is equivalent to $312). Another two payments totaling EUR 97 (which is equivalent to $111) were received by November 3, 2020, and the remainder is payable to the Company by December 31, 2020. As Venus Concept Central Eastern Europe Ltd.’s operating revenue was about 1% of the Company’s revenue and the disposal did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations for Venus Concept Central Eastern Europe Ltd. were not reported as discontinued operations under the guidance of Accounting Standards Codification (“ASC”) 205-20-45. The sale resulted in loss of approximately $385 recognized in the condensed consolidated statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Venus Concept Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts and the carrying value of goodwill, intangible and long-lived assets. Based on the assessment performed, the Company recorded COVID-19 related additional allowance for doubtful accounts of $367 and $3,821 for the three and nine months ended September 30, 2020, respectively. The Company recorded goodwill impairment of $27,450 (Note 7), which represents the entire value of goodwill, as of March 31, 2020.

Amounts reported in thousands within this report are computed based on the amounts in dollars. As a result, the sum of the components reported in thousands may not equal the total amount reported in thousands due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

Restatement of Comparative Amounts

Venus Concept Ltd. previously classified the issuance of common stock and preferred stock as a credit to common stock. In accordance with U.S. GAAP, amounts issued in excess of par value are required to be accounted for in additional paid in capital (“APIC”). The error is a reclassification from common stock into APIC and has an overall immaterial impact on the consolidated statement of stockholders’ equity and consolidated balance sheet. Items previously reported have been reclassified to conform to U.S. GAAP and the reclassification did not have any impact on the Company’s consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of cash flows and net loss per share calculations.

The following table summarizes the impact of the restatement adjustments on Venus Concept Ltd.’s previously reported condensed consolidated financial statements:

	As previously reported	Adjustment	As restated
	$	$	$
Consolidated balance sheet and consolidated statement of stockholders' equity
January 1, 2019
Common Stock	57,101	(57,096)	5
Additional paid in capital	10,399	57,096	67,495

March 31, 2019
Common Stock	57,108	(57,103)	5
Additional paid in capital	10,774	57,103	67,877

June 30, 2019
Common Stock	57,108	(57,103)	5
Additional paid in capital	11,818	57,103	68,921

September 30, 2019
Common Stock	57,459	(57,454)	5
Additional paid in capital	11,937	57,454	69,391

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

Risks and Uncertainties

The Company has considered the impact of COVID-19 on its condensed consolidated financial statements. COVID-19 has had a significant negative impact on the Company’s condensed consolidated financial statements as of September 30, 2020 and for the three and nine months then ended, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. These impacts could include, but may not be limited to, risks and uncertainty related to the ability of the Company’s sales and marketing personnel and distributors to access the Company’s customer base, disruptions to the Company’s global supply chain, reduced demand and/or suspension of operations by the Company’s subscription customers which could impact their ability to make monthly payments, or deferral of aesthetic or hair restoration procedures which would impact the Company’s revenues. Consequently, these have negatively impacted the Company’s results of operations, cash flows and its overall financial condition. In addition, the impact of COVID-19 may subject the Company to future risk of material intangible and long-lived assets impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements.

Recently Issued Accounting Standards Not Yet Adopted

In April 2020, Financial Accounting Standards Board (the “FASB”) issued a Staff Question-and-Answer Document (Q&A): ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, that focuses on the application of the lease guidance for lease concessions related solely to the effects of COVID-19. The FASB issued the guidelines to reduce the burden and complexity for companies to account for such lease concessions (e.g., rent abatements or other economic incentives) under current lease accounting rules due to COVID-19 by providing certain practical expedients that can be used. This guidance can be applied immediately. The Company anticipates that the adoption of the guidance will not have a material impact on the Company’s condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Numerator:
Net loss	$(7,321)	$(8,977)	$(67,789)	$(19,560)
Net loss allocated to stockholders of the Company	$(7,243)	$(8,640)	$(70,585)	$(19,823)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic and diluted	40,466	4,884	34,553	4,812
Net loss per share:
Basic and diluted	$(0.18)	$(1.77)	$(2.04)	$(4.12)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have been antidilutive:

	September 30, 2020	September 30, 2019
Options to purchase common stock	2,894,591	2,516,617
Preferred stock	-	9,216,413
Warrants for common stock	10,665,067	179,932
Total potential dilutive shares	13,559,658	11,912,962

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

The Company classifies its restricted cash and guaranteed investment certificates within Level 2 as it uses alternative pricing sources and models utilizing market observable inputs. Contingent earn-out consideration is classified within Level 3. The following tables set forth the fair value of the Company’s Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2020
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Restricted cash	$—	$83	$—	$83
Total assets	$—	$83	$—	$83
Liabilities
Contingent earn-out consideration	—	—	397	397
Total liabilities	$—	$—	$397	$397

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates ("GIC")	$—	$63	$—	$63
Restricted cash	—	83	—	83
Total assets	$—	$146	$—	$146
Liabilities
Contingent earn-out consideration	—	—	655	655
Total liabilities	$—	$—	$655	$655

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

The following table provides a roll forward of the aggregate fair values of the earn-out liability as of September 30, 2020, for which fair value is determined using Level 3 inputs:

Beginning balance	$950
Payments	(828)
Change in value	533
December 31, 2019	655
Payments	(77)
Change in value	179
March 31, 2020	757
Payments	(79)
Change in value	65
June 30, 2020	743
Payments	(393)
Change in value	47
September 30, 2020	$397

In addition to earn-out contingent liability disclosed above, the Company has an annual installment payable of $250. On September 25, 2020, pursuant to an amendment to its master asset purchase agreement dated January 26, 2018, the Company established a payment plan for the earn out liability and annual installment payout, according to which $500 will be paid on or before December 1, 2020 and $147 will be paid on or before January 1, 2021.

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription contracts with control passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received within the arrangement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $51,845 and $72,602 as of September 30, 2020 and December 31, 2019, respectively, and are included in accounts receivable and long-term receivables on the consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of September 30, 2020 and December 31, 2019. Based upon such assessment, the Company recorded an allowance for doubtful accounts totaling $15,141 and $10,494 as of September 30, 2020 and December 31, 2019, respectively.

A summary of the Company’s accounts receivables is presented below:

	September 30, 2020	December 31, 2019
Gross accounts receivable	$94,877	$105,127
Unearned income	(3,970)	(5,623)
Allowance for doubtful accounts	(15,141)	(10,494)
	$75,766	$89,010
Reported as:
Current trade receivables	$57,920	$58,977
Current unearned interest income	(2,675)	(3,942)
Long-term trade receivables	21,816	35,656
Long-term unearned interest income	(1,295)	(1,681)
	$75,766	$89,010

Current subscription contracts are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		September 30,
	Total	2021	2022	2023	2024	2025
Current financing receivables, net of allowance of $5,720	$30,029	$30,029	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $4,108	21,816	—	17,084	4,666	66	—
	$51,845	$30,029	$17,084	$4,666	$66	$—

Accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from our estimates and could be material to our consolidated financial position, results of operations and cash flows. The allowance for doubtful accounts was $15,141 and $10,494 as of September 30, 2020 and December 31, 2019, respectively.

The allowance for doubtful accounts consisted of the following activity:

Balance as of January 1, 2019	$4,408
Write-offs	(3,905)
Provision	9,991
Balance as of December 31, 2019	10,494
Write-offs	(1,152)
Provision	1,547
Balance as of March 31, 2020	10,889
Write-offs	(481)
Provision	3,869
Balance as of June 30, 2020	14,277
Write-offs	(2,170)
Provision	3,034
Balance as of September 30, 2020	$15,141

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	September 30, 2020	December 31, 2019
Raw materials	$678	$877
Work-in-progress	789	2,067
Finished goods	18,026	15,900
Total inventory	$19,493	$18,844

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the nine months from upgraded sales. The Company expensed $6,149 and $13,352 in cost of goods sold in the three and nine months ended September 30, 2020, respectively ($5,829 and $17,142 in the three and nine months ended September 30, 2019, respectively). The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of September 30, 2020, a provision for obsolescence of $1,433 ($1,439 as of December 31, 2019) was taken against inventory.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives (in years)	September 30, 2020	December 31, 2019
Lab equipment tooling and molds	4 - 10	$8,050	$7,872
Office furniture and equipment	6 - 10	1,714	1,710
Leasehold improvements	up to 10	1,725	1,950
Computers and software	3	1,786	1,811
Vehicles	5 - 7	12	16
Total property and equipment		13,287	13,359
Less: Accumulated depreciation		(9,560)	(8,711)
Total property and equipment, net		$3,727	$4,648

Depreciation expense was $318 and $195 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $1,095 and $663 for the nine months ended September 30, 2020 and 2019, respectively.

Other Current Assets

	September 30, 2020	December 31, 2019
Government remittances (1)	$2,113	$1,704
Sundry assets and miscellaneous	1,993	1,397
Total other current assets	$4,106	$3,101

(1)Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	September 30, 2020	December 31, 2019
Payroll and related expense	$1,953	$3,117
Accrued expenses	7,145	10,645
Commission accrual	2,519	4,215
Sales and consumption taxes	3,561	3,143
Total accrued expenses and other current liabilities	$15,178	$21,120

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	September 30, 2020	December 31, 2019
Balance as of the beginning of the year	$1,977	$1,336
Warranties assumed through business combination	-	273
Warranties issued during the year	485	1,038
Warranty costs incurred during the year	(738)	(670)
Balance at the end of the year	$1,724	$1,977
Current	1,278	1,254
Long-term	446	723
Total	$1,724	$1,977

Finance Expenses

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Interest expense	$1,750	$1,979	$6,084	$5,555
Accretion on long-term debt and amortization of fees	147	118	438	349
Total finance expenses	$1,897	$2,097	$6,522	$5,904

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

The carrying values of goodwill and indefinite-life intangible assets are subject to annual impairment assessment as of the last day of each fiscal year. Between annual assessments, impairment review may also be triggered by any significant events or changes in circumstances affecting the Company’s business. The global pandemic caused by coronavirus (“COVID-19”) has significantly impacted the Company’s business during the first three months of 2020, including its sales, supply chain, manufacturing and accounts receivable collections. As a result, the Company considered the COVID-19 pandemic as a triggering event and conducted quantitative impairment assessment of its goodwill as of March 31, 2020.

The Company has one reporting unit and the reporting unit’s carrying value was compared to its estimated fair value. As at March 31, 2020, the Company estimated its fair value using a combination of income approach and market approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions including among others, a discount rate and a terminal value. The market approach is based on the observed ratios of enterprise value to revenue multiples of the Company and other comparable publicly traded companies. Based upon the results of the goodwill impairment assessment, the Company recorded an impairment charge of $27,450 as of March 31, 2020, which represented the full balance of goodwill for the reporting unit. Based on the analysis of the intangible assets and long-lived assets performed by the management as at September 30, 2020, no further impairment was considered necessary.

Intangible assets net of accumulated amortization and goodwill were as follows:

	At September 30, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(219)	$1,181
Brand	2,500	(473)	2,027
Technology	16,900	(2,578)	14,322
Supplier agreement	3,000	(792)	2,208
Total intangible assets and goodwill	$23,800	$(4,062)	$19,738

	At December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$27,450	$—	$27,450
Customer relationships	1,400	(149)	1,251
Brand	2,500	(276)	2,224
Technology	16,900	(469)	16,431
Supplier agreement	3,000	(568)	2,432
Total intangible assets and goodwill	$51,250	$(1,462)	$49,788

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

October 1, 2020 to December 31, 2020	$868
2021	3,473
2022	3,473
2023	3,473
2024	3,473
Thereafter	4,978
Total	$19,738

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

Aggregate future minimum lease payments and purchase commitments with manufacturers as of September 30, 2020 are as follows:

	Office Lease	Purchase Commitments	Total
October 1, 2020 to December 31, 2020	$563	$5,743	$6,306
2021	1,880	—	1,880
2022	957	—	957
2023	520	—	520
2024	212	—	212
Thereafter	1,198	—	1,198
Total	$5,330	$5,743	$11,073

The total rent expense for all operating leases for the three months ended September 30, 2020 and 2019 was $487 and $416, respectively. The total rent expense for all operating leases for the nine months ended September 30, 2020 and 2019 was $1,508 and $1,304, respectively.

Commitments

As of September 30, 2020, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $5,276. In addition, as of September 30, 2020, the Company had $3,118 of open purchase orders that can be cancelled with 90 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

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

In the State Actions Restoration Robotics, Inc., along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim, and secured a stay of both cases based on the forum selection clause contained in its Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act. However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, the Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, the Company demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. A hearing on the Company’s demurrer and renewed motion to dismiss was held on June 12, 2020. On September 1, 2020, the court granted the renewed motion to dismiss based on the Company’s forum selection clause as to the Company and individual defendants, but not as to the venture capital and underwriter defendants. On September 22, 2020, the Court entered a judgement of dismissal as to the Company and the individual defendants.

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

In addition to the State and Federal Actions, on July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of Restoration Robotics’ former officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934, or the Exchange Act, in connection with the IPO and Restoration Robotics’ 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action during the pendency of the Federal Actions. On September 15, 2020, the District Court granted the parties’ further stipulation to stay the Mason action during the pendency of the Federal Action, and the case remains stayed.

In addition to the actions described above relating to the IPO, two lawsuits purporting to challenge disclosures made in connection with our merger were also filed. These lawsuits, captioned Bushansky v. Restoration Robotics, Inc., et al., No. 5:19-cv-06004-MMC (N.D. Cal.) and Pak v. Restoration Robotics, Inc., et al., No. 1:19-cv-02237 (D.Del.), are fully described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Each of the Bushansky and Pak lawsuits were dismissed with prejudice as to the respective individual plaintiff claims and without prejudice as to the claims of the putative class.

The Company believes that the remaining lawsuits are without merit and management intends to vigorously defend against these claims.

Venus Concept China Matter

The Company’s Chinese subsidiary, Venus Concept China, imports and sells registered medical devices and unregistered non-medical devices in the People’s Republic of China (“PRC”). One of its unregistered products has been the subject of inquiries from two district level branches of the SAMR, Xuhui MSA and Huangpu MSA, as to whether the product was properly sold as a non-medical device. In January 2019, Venus Concept China applied to register a version of this non-medical device as a medical device with the National Medical Products Administration of PRC (“NMPA”). On June 12, 2019, Venus Concept China was informed that Xuhui MSA had opened an administrative investigation case related to whether the device is an unregistered medical device, as a result of a complaint that Xuhui MSA received from a former distributor of Venus Concept China. Huangpu MSA notified Venus Concept China that it would be suspending its separate investigation against Venus Concept China, pending the results of the Xuhui MSA investigation. The Company and Venus Concept China have voluntarily stopped sales in China of this product. On December 11, 2019, Xuhui MSA informed Venus Concept China that a determination had been made by the Shanghai Medical Products Administration that Versa’s IPL function should be administered as a Class II medical device. Xuhui MSA also suggested that Venus Concept China consider a voluntary recall of all Versa units sold in China. In late January 2020, Venus Concept China received a copy of the Shanghai Medical Products Administration’s determination that because of the intended uses for Versa’s IPL function comprise medical treatment functions such as “treatment of benign pigmented epidermis and skin lesions,” Versa’s IPL function should be administered as a Class II medical device. Although the revenue generated from the product that is the subject of the investigation did not represent a material amount of the Company’s total revenues for the years ended December 31, 2018 and 2019, monetary penalties nonetheless could be material.

In April 2020, Venus Concept China received a determination from NMPA on its application for registering Versa’s IPL function as a medical device. NMPA has approved the registration of one applicator HR 650 for hair removal as a Class II medical device out of the four IPL applicators for which Venus Concept China had originally applied. The date of registration is April 15, 2020. Venus Concept China also submitted an explanation letter and a draft Corrective & Preventive Action Report plan to Xuhui MSA during a meeting with the local authority on April 23, 2020. Administrative investigation proceedings with Xuhui MSA are currently ongoing.

The Company and Venus Concept China are cooperating with the relevant authorities in these matters; however, the Company cannot predict the outcome of these matters.

Further, the Company may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of its business, which the Company does not deem to be material to its business and results of operations.

9. LONG-TERM DEBT

Madryn Credit Agreement

On October 11, 2016, Venus Concept Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement is comprised of four tranches of debt aggregating $70,000. As at September 30, 2020, and as at December 31, 2019, the Subsidiary Obligors had borrowed $60,000 under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Term C borrowings of $10,000 were undrawn and are no longer available. Borrowings under the Madryn Credit Agreement are secured by substantially all of the Company’s assets and the assets of the Subsidiary Obligors. On the 24th payment date, which is September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement will become due and payable in full.

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

On April 29, 2020, the Company entered into the Twelfth Amendment to the Madryn Credit Agreement that (i) required that interest payments for the period beginning January 1, 2020 and ending on, and including, April 29, 2020 (the “PIK Period”), be paid-in-kind, (ii) increased the interest rate from 9.00% per annum to 12.00% per annum during the PIK Period and (iii) require the Company to provide certain additional financial and other reporting information to the lenders.

On June 30, 2020, the Company entered into the Thirteenth Amendment to the Madryn Credit Agreement that (i) extended the PIK Period through June 30, 2020, (ii) reduced the consolidated minimum revenue threshold requirement (a) for the four consecutive fiscal quarter period ended June 30, 2020, to at least $85,000 and (b) for the four consecutive fiscal quarter period ending September 30, 2020, to at least $75,000, (iii) required the Company to raise at least $5,000 of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020 and (iv) obligated the Company to use its best efforts to raise an additional $2,000 of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020.

On September 30, 2020, the Company entered into the Fourteenth Amendment to the Madryn Credit Agreement that (i) requires that fifty percent (50%) of the interest payments for the period beginning July 1, 2020 and ending on, and including, September 30, 2020 (the “Second PIK Period”), be paid in cash, (ii) the remaining fifty percent (50%) of the interest payments for the Second PIK Period, to be paid in kind, and (iii) increases the interest rate applicable to the Second PIK Period from 9.00% per annum to 10.50% per annum during the Second PIK Period.

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

As of September 30, 2020 and as of December 31, 2019 the Company was in compliance with all required covenants.

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

The scheduled principal payments on the outstanding borrowings as of September 30, 2020 are as follows:

As of September 30, 2020
2020	-
2021	-
2022	67,595
Total	67,595
Less: debt discounts and issuance costs	(1,079)
Less: current portion	-
Non-current portion	$66,516

10. Credit facility

The Company has an agreement with City National Bank of Florida (“CNB”) pursuant to which CNB agreed to provide a revolving credit facility to certain of the Company’s subsidiaries in the maximum principal amount of $10,000 ($10,000 in 2019, starting from April 2019), to be used to finance working capital requirements (the “Credit Facility”). As of September 30, 2020, the Company had $3,876 outstanding ($7,789 as of December 31, 2019) under the Credit Facility, which bears interest at LIBOR rate plus 3.25%, which amounted to a weighted average of 3.84% (5.60% for the nine months ended September 30, 2019).

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

The CNB Credit Facility requires the Company to maintain either a minimum cash balance in deposit accounts or a maximum total liability to tangible net worth ratio and a minimum debt service coverage ratio. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the Madryn Credit Agreement (see Note 9).

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

The Venus Concept PPP Loan contains certain covenants which, among other things, restrict the Company’s use of the proceeds of the PPP Loan to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any creditor of the Company, to the extent that a default under any loan or other agreement would materially affect the Company’s ability to repay its PPP Loan and limit the Company’s ability to make certain changes to its ownership structure.

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

As of September 30, 2020, the Company had $4,048 outstanding under the PPP Loans (none as of December 31, 2019).

Certain of the Company’s subsidiaries applied for government assistance programs and received government subsidies aggregating $1,179. The terms of these government assistance programs vary by jurisdiction. The Company recorded government subsidies received as a reduction to the associated wage costs in general and administrative expenses in the condensed consolidated statement of operations.

12. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the conversion of all outstanding shares of convertible preferred stock, plus exercise of all options granted and available for grant under the incentive plans and warrants to purchase common stock.

	September 30, 2020	December 31, 2019
Outstanding common stock warrants	10,665,067	3,990,067
Outstanding stock options	4,885,197	3,278,439
Shares reserved for future option grants	232,549	742,828
Total common stock reserved for issuance	15,782,813	8,011,334

13. STOCKHOLDERS EQUITY

Common Stock

The Company’s common stock confers upon its holders the following rights:

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

2010 Share Option Plan

In November 2010, the Company’s Board of Directors (the “Board”) adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Company’s Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended by ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an Optionee that has received or been granted an Option shall not be made without the Optionee’s written consent. As of September 30, 2020, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 133,517 (44,450 as at December 31, 2019).

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

Under the 2019 Plan, 450,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date of the Merger. As of September 30, 2020, there were 99,032 of shares of common stock available under the 2019 Plan (698,378 as at December 31, 2019). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Cost of sales	$6	$—	$18	$—
Selling and marketing	234	121	647	954
General and administrative	285	190	869	694
Research and development	22	2	69	84
Total stock-based compensation	$547	$313	$1,603	$1,732

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Expected term (in years)	6.04	4.36	5.00-6.54	4.00-5.00
Risk-free interest rate	0.38 -0.40%	2.43%	0.38-1.50%	1.4-2.53%
Expected volatility	44.30%	50.00%	42.81%	49.00%
Expected dividend rate	0%	0%	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2020	3,278,439	$5.29	5.08	$4,885
Options granted	1,944,000	4.20		-
Options exercised	(48,588)	3.59
Options forfeited/cancelled	(288,654)	15.91
Outstanding – September 30, 2020	4,885,197	$4.27	6.01	$1,326
Exercisable – September 30, 2020	2,894,591	$3.82	3.77	$1,326
Expected to vest – after September 30, 2020	1,990,606	$4.91	9.27	$-

The following tables summarize information about stock options outstanding and exercisable at September 30, 2020:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.15 - $3.64	3,323,945	5.62	$2.77	1,988,636	2.98	$2.24
$4.26 - $7.95	1,503,766	6.84	6.79	866,968	5.46	6.38
$12.45 - $26.10	35,011	7.97	18.45	17,511	7.80	18.96
$27.00 - $33.00	13,564	3.93	27.94	13,514	3.92	27.94
$36.00 - $94.65	8,911	6.76	46.29	7,962	6.75	45.16
	4,885,197	6.01	$4.27	2,894,591	3.77	$3.82

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $23 and $1,500 for the three months ended September 30, 2020 and 2019, respectively. The total intrinsic value of options exercised were $43 and $1,531 for the nine months ended September 30, 2020 and 2019, respectively.

The weighted-average grant date fair value of options granted was $3.11 and $5.45 per share for the three months ended September 30, 2020 and 2019, respectively. The weighted-average grant date fair value of options granted was $4.20 and $5.50 per share for the nine months ended September 30, 2020 and 2019, respectively.

14. INCOME TAXES

The Company generated a loss and recognized $966 and $1,010 of tax benefit for the three and nine months ended September 30, 2020, respectively. The Company recognized $80 of tax benefit and $867 of tax expense for the three and nine months ended September 30, 2019, respectively. A reconciliation of income tax benefit is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Loss before income taxes	$(8,287)	$(9,057)	$(68,799)	$(18,693)
Theoretical tax benefit at the statutory rate (24.1% in 2020, 25.1% in 2019)	(1,997)	(2,273)	(16,581)	(4,692)
Differences in jurisdictional tax rates	28	(496)	(192)	(482)
Losses utilization	(214)	116	(214)	725
Valuation allowance	1,871	2,311	9,169	4,857
Non-deductible expenses	(662)	262	6,800	459
Other	8	—	8	—
Total income tax (benefit) expense	(966)	(80)	(1,010)	867
Net loss	$(7,321)	$(8,977)	$(67,789)	$(19,560)

Income tax benefit is recognized based on the actual income or loss incurred during the three and nine months ended September 30, 2020 and September 30, 2019. The effective tax rate differs from the statutory tax rate due to the recognition of previously unrecognized carried forward tax losses.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
United States	$7,784	$10,118	$22,339	$31,337
International	12,896	16,036	29,845	47,215
Total revenue	$20,680	$26,154	$52,184	$78,552

As of September 30, 2020, long-lived assets in the amount of $20,866 were located in the United States and $2,600 were located in foreign locations. As of December 31, 2019, long-lived assets in the amount of $23,883 were located in the United States and $3,103 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.Lease revenue - includes all system sales with typical lease terms of 36 months.

2.System revenue – includes all systems sales with payment terms within 12 months.

3.Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.Service revenue - includes NeoGraft® technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Lease revenue	$9,431	$16,427	$23,709	$48,812
System revenue	7,503	7,105	17,758	21,188
Product revenue	2,631	1,167	7,136	4,117
Service revenue	1,115	1,455	3,581	4,435
Total revenue	$20,680	$26,154	$52,184	$78,552

16. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and its related parties:

Non-Interest Demand Loan to PT Neoasia Medical

On July 1, 2016, a senior manager of the Company transferred 100.0% of his shares in Inphronics Limited to the Company, making it a wholly-owned subsidiary. At such time, an unsecured non-interest-bearing working capital loan to PT Neoasia Medical, a subsidiary of Inphronics Limited, that was previously provided by the senior manager of the Company was outstanding. As of September 30, 2020 and December 31, 2019, the outstanding amount of the loan was Indonesian rupiah (“IDR”) 6.9 billion, which is equivalent to $468 and $498, respectively. This loan is reported as part of accrued expenses and other current liabilities.

Distribution Agreements

On January 1, 2018, the Company entered into a new Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A senior manager of the Company is a 30.0% shareholder of TBC. For the three months ended September 30, 2020 and 2019, TBC purchased products in the amount of $41 and $97, respectively, under this distribution agreement. For the nine months ended September 30, 2020 and 2019, TBC purchased products in the amount of $136 and $278, respectively, under this distribution agreement. These sales are included in products and services revenue.

Intellectual Property Transfer Agreement

In August 2013, the Company entered into a license agreement for the rights to an invention for fractional radio frequency treatment of the skin with the developers of the technology. Pursuant to the license agreement, the developers, amongst which one is a senior executive of the Company, granted to the Company an exclusive worldwide, perpetual, irrevocable license to develop and commercialize their inventions and any product into which it is integrated. As consideration for such license, the Company agreed to pay the developers 7.0% of the gross income received by the Company from sales of the Venus Viva system and the related consumables and $1.50 per Venus Versa system, up to an aggregate amount of $3,000. No royalties were paid in the three and nine months ended September 30, 2020 and 2019, respectively. The Company reported the amounts under research and development expenses in the condensed consolidated financial statements. No amounts were outstanding as at September 30, 2020 and December 31, 2019.

17. SUBSEQUENT EVENTS

Sales of Common Stock to Lincoln Park Under the Equity Purchase Agreement

Between October 1, 2020 and November 16, 2020, the Company issued and sold a total of 259,293 shares of its common stock to Lincoln Park pursuant to the Equity Purchase Agreement, generating aggregate proceeds of $584.

Sale of subsidiary

On November 12, 2020, the Company sold its share of 51% interest in Venus Aesthetic LLP for cash consideration of $400. The sale resulted in loss of approximately $300 that will be recognized in the consolidated statements of operations in the fourth quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto in our Annual Report filed on Form 10-K for the year ended December 31, 2019 (“Form 10-K”), and our Forms 10-Q for the quarters ended March 31, 2020, and June 30, 2020, respectively, filed with the Securities and Exchange Commission (the “SEC”) and other filings we have made with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Part II Item 1A“Risk Factors” in our Forms 10-Q for the quarters ended March 31, 2020, and June 30, 2020, respectively, and Part I, Item IA “Risk Factors” of our Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read Part II, Item 1A, “Risk Factors” herein, Part II Item 1A“Risk Factors” in our Forms 10-Q for the quarters ended March 31, 2020, and June 30, 2020, respectively, and Part I, Item IA, “Risk Factors” of our Form 10-K.

Overview

We are an innovative global medical technology company that develops, commercializes, and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on a cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the three and nine months ended September 30, 2020 and 2019, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

In November 2019, we completed our business combination with Venus Concept Ltd. and the business of Venus Concept Ltd. became the primary business of the company.

We have had recurring net operating losses and negative cash flows from operations. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $142.7 million and $75.7 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $12.8 million and $15.7 million, respectively. On March 19, 2020 we issued and sold securities in a private placement for gross proceeds of approximately $22.3 million. See “—2020 Private Placement” below. On June 16, 2020, we entered into a purchase agreement (the “Equity Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock. During the quarter ended September 30, 2020, we raised net cash proceeds of $3.3 million under the Equity Purchase Agreement as described below. See “—Equity Purchase Agreement with Lincoln Park” below. The COVID-19 pandemic has had a significant negative impact on our business, and we expect the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. Given the COVID-19 pandemic, we may need additional capital to fund our future operations and to access the capital markets sooner than we planned. We cannot assure you that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets. See ‘‘—Liquidity and Capital Resources’’.

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

As of September 30, 2020, we issued and sold to Lincoln Park 2.03 million shares of our common stock, 0.2 million of these shares were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $0.6 million together with the issuance costs of $0.1 million were recorded as deferred issuance costs in the condensed consolidated balance sheet. These costs will be amortized into condensed consolidated statements of stockholders’ equity proportionally based on proceeds received during the period and the expected total proceeds to be raised over the term of the Equity Purchase Agreement. The net cash proceeds from shares issuance as of September 30, 2020 were $6.2 million. The Equity Purchase Agreement will enhance our balance sheet and financial condition to support our future growth initiatives.

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

We generate recurring monthly revenue under our subscription-based business model and from traditional system sales. Venus Concept Ltd. commenced a subscription-based model in North America in 2011 and, for the nine months ended September 30, 2020, and 2019, approximately 57% and 70% of system revenues were derived from our subscription model, respectively. We have launched our subscription model in targeted international markets in which we operate directly. We currently do not offer the ARTAS® iX System for hair restoration under the subscription model, which accounts for the drop in the percent of sales sold under subscription in 2020.

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

As of September 30, 2020, we operated directly in 26 international markets through our 23 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, Singapore, Indonesia, Vietnam, India, Israel, Italy, Russia, Kazakhstan and South Africa.

Our revenues for the three months ended September 30, 2020 and September 30, 2019 were $20.7 million and $26.2 million, respectively. We had a net loss attributable to Venus Concept of $7.2 million and $8.6 million in the three months ended September 30, 2020 and September 30, 2019, respectively. We had an Adjusted EBITDA loss of $1.4 million and Adjusted EBITDA income of $28 thousand for the three months ended September 30, 2020 and September 30, 2019, respectively.

Our revenues for the nine months ended September 30, 2020 and September 30, 2019 were $52.2 million and $78.6 million, respectively. We had a net loss attributable to Venus Concept of $70.6 million and $19.8 million in the nine months ended September 30, 2020 and September 30, 2019, respectively. We had an Adjusted EBITDA loss of $17.7 million and $1.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

The following reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Reconciliation of net loss to Adjusted EBITDA	(in thousands)		(in thousands)
Net loss	$(7,321)	$(8,977)	$(67,789)	$(19,560)
Foreign exchange loss	1,096	396	4,209	409
Finance expenses	1,897	2,097	6,522	5,904
Income tax expense (benefit)	(966)	(80)	(1,010)	867
Depreciation and amortization	1,181	329	3,695	1,064
Stock-based compensation expense	547	313	1,603	1,732
Goodwill impairment charge	—	—	27,450	—
Other adjustments (1)	2,178	5,950	7,572	8,600
Adjusted EBITDA	$(1,388)	$28	$(17,748)	$(984)

(1) For the three and nine months ended September 30, 2020, the other adjustments are mainly represented by severance and retention payments ($nil and $1.5 million, respectively), additional bad debt provision due to COVID-19 ($2.2 million and $5.7 million, respectively) as well as a loss on sale of subsidiary in Bulgaria ($nil and $0.4 million, respectively). For the three and nine months ended September 30, 2019, the other adjustments are mainly represented by professional fees related to the Merger.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sale contracts and under subscription agreements. The following table set forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
United States	70	173	201	483
International	263	482	652	1,363
Total systems delivered	333	655	853	1,846

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

Investment in Sales, Marketing and Operations. In recent years, we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This included the opening of more direct offices and hiring experienced sales, marketing and operational staff. While we generated incremental product sales in these new markets, these revenues and the related margins did not fully offset the startup investments made in certain countries. We have been evaluating our profitability and growth prospects in these countries post COVID-19, and we will exit countries that have yet to produce sustainable results. In the nine months ended September 30, 2020 and September 30, 2019, respectively, we did not open any direct sales offices. As of June 30, 2020, we sold our share (51%) in our Bulgarian subsidiary, Venus Concept Central Eastern Europe Ltd., to a third party for the cash consideration of 0.5 million Euro which is equivalent to $0.5 million. The disposal resulted in loss of $0.4 million. We expect to announce further office closures in the fourth quarter of 2020 as we focus on markets with higher growth and profit potential.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining required payments under their subscription contracts. Due to COVID-19, in the first half of 2020, we have experienced significant reductions in the collection of accounts receivable from our subscription customers across the markets we operate. As a result, in addition to our regular allowance for doubtful accounts, we recorded a COVID-19 related bad debt charge of $0.5 million, $3.0 million and $2.2 million in the first, the second and the third quarters of 2020, respectively. The cumulative COVID-19 bad debt charge of $5.7 million represents 6.0% of the gross outstanding accounts receivable as of September 30, 2020. In July of 2020, our collection efforts and results improved dramatically, and continued to do so through to September of 2020. We entered into repayment arrangements with the majority of non-paying customers, and as government lockdown and shelter in place orders were lifted we experienced a significant improvement in collections as businesses reopened.

Outlook

COVID-19

The global pandemic caused by the novel coronavirus (COVID-19) has significantly negatively affected all aspects of our business during the first nine months of 2020, including our sales, supply chain, manufacturing and accounts receivable collections.

Employee and customers’ health and safety measures. At Venus Concept, safety is our top responsibility and that includes the health and wellness of our employees globally. In response to COVID-19, we instituted several operational measures to ensure the safety of our employees, which include, but are not limited to the following:

•	Suspended or reduced operations at manufacturing and warehouse facilities;
•	Implemented and continuously updated our health and safety policies and processes;
•	Established remote working guidelines;
•	Maintained communication with customers, including planning for business resumption, implementing virtual training sessions and monitoring announcements regarding developments;
•	Enhanced safety guidelines and access to personal protective equipment for our clinical trainers; shifted to virtual training sessions where possible; and
•	Initiated thorough cleaning and decontamination procedures throughout our global manufacturing, warehouse and office facilities.

Supply chain. A number of the components we use to manufacture our systems are sourced from China. We had experienced difficulty with sourcing certain component parts from China for some of our systems, including Venus Bliss, in the first quarter of 2020 and, consequently, we were not able to manufacture the number of systems we forecasted for the first quarter and part of the second quarter of 2020. Our China sourcing issue was fully remedied in the second quarter of 2020; nevertheless, we experienced difficulties in meeting customers’ demand in the second quarter of 2020 as a result of sourcing disruption earlier this year. In addition, from March 16, 2020 to June 1, 2020, we were unable to access our facility in San Jose or NPI Solutions, Inc.’s (“NPI”) facility. As a result, we were unable to manufacture sufficient ARTAS procedure kits in the second quarter of 2020 and were limited to shipping procedure kits from existing inventory. While we currently have access to our San Jose facility and NPI’s facility has re-opened and we are able to manufacture ARTAS procedure kits, we cannot predict whether these facilities will be closed again by the Order of the Health Officer of the County of Santa Clara, or California State public health orders in response to future COVID-19 developments in the County or State.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries over the course of our ten-year history. The economic recovery in individual countries in the second and third quarters of 2020 progressed unevenly depending on the success of each country in controlling the spread and impact of COVID-19. We also saw a pronounced decline in system sales, product sales and service revenues in all markets beginning in March 2020 and continuing throughout the second quarter of fiscal 2020, primarily as a result of mandated government “shelter-in-place” requirements in these regions. While our results for the third quarter of 2020 were better than we anticipated in both Europe and North America, we expect that COVID-19 will continue to negatively affect customer demand into the first half of 2021 and while we expect further recovery in most markets, the impact of COVID-19 on our sales is unpredictable and could continue to be significant for the foreseeable future.

Accounts receivable collections. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers are experiencing difficulty in making timely payments or payments at all during the pandemic under their subscription agreements and we have experienced a significant reduction in the collection of accounts receivable from our subscription customers across markets in the first half of 2020. As a result, in addition to our regular allowance for doubtful accounts, we recorded a COVID-19 related bad debt charge of $0.5 million, $3.0 million and $2.2 million in the first, the second and the third quarters of 2020, respectively. The cumulative COVID-19 bad debt charge of $5.7 million represents 6.0% of the gross outstanding accounts receivable as of September 30, 2020.

In our largest subscription markets we collected approximately 60% of our billings in March 2020, 30% of our billings in April 2020, 35% in May 2020, 60% in June 2020, 104% in July 2020, 97% in August 2020 and 98% in September 2020. The improvement in collection trends, starting from May 2020, are directly correlated to business re-openings and our collection efforts. We continue to proactively manage the collection of accounts receivables and have made repayment arrangements with the majority of our non-paying subscription customers to either defer collection or to collect a reduced amount, with the expectation of full collection as business activities resume. As a result of implementing repayment arrangements with the majority of our non-paying subscription customers, the majority of these customers have recommenced payments in those jurisdictions where shelter-in-place orders have been lifted and their businesses reopened. Our systems are equipped with monthly activation codes, and non-paying customers will not be provided with codes unless overdue balances are cleared, or they make a repayment arrangement with us. In most markets, our cash collections have approached pre-COVID-19 levels. We will continue our pro-active management of collections and will revisit our allowance for doubtful accounts during the next quarter.

Mitigation efforts. We are focused on continuing to mitigate the impacts of the COVID-19 pandemic on our business to the extent possible. Our mitigation efforts include the following:

•

Accounts Receivables Collections Initiatives. We have made repayment arrangements with the majority of our non-paying subscription customers to collect temporarily reduced monthly payments where possible and/or deferred amounts in expectation of full collection as business activities continue to resume. We modified our payment arrangements with these subscription customers such that past due amounts are scheduled to be repaid over a three to six month period. Based on our interactions and arrangements in place thus far with our subscription customers, the majority of them have recommenced payments in those jurisdictions where shelter-in-place orders have been lifted and their businesses reopened. While the repayment arrangements and improvements in collections activities made this far have resulted in cash collections approaching pre-COVID-19 levels, we cannot assure you that all subscription customers will resume payments under their contracts, or that we will be successful in collecting all outstanding amounts.

•

Cost reduction initiatives. Our efforts to reduce the operating expense profile of the combined company are progressing well and we expect our restructuring program, combined with synergies and cost reductions, to result in cost savings of approximately $38.0 million in 2020 and continuing into 2021. After the Merger, we focused on improving the profitability of the combined businesses and identified approximately $18.0 million of synergies and cost reductions related to the Merger. In addition, and in response to the challenging business environment related to COVID-19, we also conducted a full review of our 2020 operating budget. In the first quarter of fiscal 2020, we implemented a restructuring program which was mainly focused on reduction of payroll costs through a combination of permanent headcount reductions, a hiring freeze, temporary unpaid leave and a reduced work week for certain employees and reduction of discretionary spending across all departments. We expect to realize costs savings of approximately $20.0 million in 2020 and continuing into 2021. In the nine months ended September 30, 2020, we realized in excess of $14.0 million of the projected $20.0 million and expect to realize the balance in the fourth quarter of 2020. Our results for nine months ended September 30, 2020, reflect a severance provision of approximately $1.5 million. This severance provision related to approximately 107 employees who were terminated by September 30, 2020. We also took immediate actions to reduce discretionary expenses, including advertising and promotion activities, travel, meetings, professional and consulting services. We have agreed to extended payment arrangements with several professional service providers, and we expect to repay outstanding amounts by the first half of 2021. In addition, and in response to COVID-19, we are performing an ongoing reassessment of the viability of our subsidiaries that have insufficient revenues to cover high operating expenses. As a part of this reassessment, in the second quarter of 2020 we sold our share (51%) in our Bulgarian subsidiary, Venus Concept Central Eastern Europe Ltd., to a third party for $0.5 million, and recorded a divestment loss of $0.4 million. While no subsidiaries were closed in the third quarter of 2020, we are planning some closures in the fourth quarter of 2020.

•

Cash Interest Payment Deferral and Covenant Relief. On April 29, 2020, we entered into an amendment to the Madryn Credit Agreement that (i) required that interest payments for the period beginning January 1, 2020 and ending on, and including, April 29, 2020 (the “PIK Period”), be paid-in-kind, (ii) increased the interest rate from 9.00% per annum to 12.00% per annum during the PIK Period and (iii) require us to provide certain additional financial and other reporting information to the lenders. On June 30, 2020, we entered into another amendment to the Madryn Credit Agreement that (i) extends the PIK period through June 30, 2020, (ii) reduces the consolidated minimum revenue threshold requirement (a) for the four consecutive fiscal quarter period ending June 30, 2020, to at least $85.0 million and (b) for the four consecutive fiscal quarter period ending September 30, 2020, to at least $75.0 million, (iii) requires us to raise at least $5.0 million of cash proceeds from the issuance of equity during the period June 1, 2020, through September 30, 2020 and (iv) obligates us to use our best efforts to raise an additional $2.0 million of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020. On September 30, 2020 we entered into another amendment to the Madryn Credit Agreement that (i) requires that fifty percent (50%) of the interest payments for the period beginning July 1, 2020 and ending on, and including, September 30, 2020 (the “Second PIK Period”), be paid in cash, (ii) the remaining fifty percent (50%) of the interest payments for the Second PIK Period, be paid in kind, and (iii) increase the interest rate applicable to the Second PIK Period from 9.00% per annum to 10.50% per annum during the Second PIK Period.

•

Equity Purchase Agreement with Lincoln Park. On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park. Under this agreement, as of September 30, 2020, we sold approximately 2.03 million shares of our common stock through this equity line facility yielding net cash proceeds of $6.2 million. In October and November 2020, we sold additional 0.3 million shares of our common stock for $0.6 million in net cash proceeds. The Lincoln Park facility has a two-year term and provides us with the ability to opportunistically enhance our liquidity position should the COVID-19 pandemic continue for a sustained period of time, as well as facilitate compliance with the Madryn Credit Agreement requirements.

•

Government Assistance Programs. Certain of our subsidiaries applied for government assistance programs and received loans and other government subsidies aggregating $5.3 million, including $4.1 million in PPP Loans under the CARES Act. The terms of these government assistance programs vary by jurisdiction. See ‘‘—Liquidity and Capital Resources”.

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

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of marketing supplies and kits, consumables and our skincare and hair products and (3) service revenue from the sale of our VeroGrafters™ technician services, our 2two5 internal advertising agency and our extended warranty service contracts provided to existing customers. Our 2two5 internal advertising agency services were discontinued in the third quarter of 2020. These revenues were not material to our 2020 year to date results.

System Revenue

For the three and nine months ended September 30, 2020, approximately 56% and 57%, respectively, of our system revenues were derived from our subscription model. For the three and nine months ended September 30, 2019, approximately 70% and 70%, respectively, of system revenues were derived from our subscription model. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a deposit. The significantly reduced up-front financial commitment, coupled with less onerous credit and disclosure requirements, is intended to make our subscription-based sales program more appealing and affordable to physicians, including non-traditional providers of aesthetic services such as family practice, general practice, and medical spas. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three and nine months ended September 30, 2020, approximately 37% and 37%, respectively, of our system revenues were derived from traditional sales. For the three and nine months ended September 30, 2019, approximately 22% and 24%, respectively, of system revenues were derived from traditional sales. Customers generally demand higher discounts in connection with these types of sales. We recognize revenues from products sold to end customers based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determine the transaction price; and (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We do not generally grant rights of return or early termination rights to our end customers. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the three and nine months ended September 30, 2020, approximately 7% and 6%, respectively, of our system revenues were derived from distributor sales. For the three and nine months ended September 30, 2019, approximately 8% and 6%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

Procedure Based Revenue

We generate revenue from our harvesting and site making procedures in hair restoration procedures. The harvesting procedure is an act of activating the needle mechanism of the ARTAS® System and it consists of multiple harvests (each harvested hair follicle is one harvest), which direct customers can purchase at fixed price per harvest (with a minimum of 750 harvests) or a set price per procedure, as agreed upon at the time of system purchase. We also provide one sterile and one non-sterile disposable clinical kit per procedure. On average, each procedure consists of approximately 1,500 harvests. The customer must place an online order with us for the number of procedures desired and make a payment. Upon receipt of the order and the related payment, we release an electronic key that enables the ARTAS® System to perform the number of procedures purchased. Once the procedures are exhausted (or “consumed”), the customer must purchase additional procedures. Harvesting procedures can also be purchased in bulk orders. The site making procedure uses ARTAS® System to create a recipient site (i.e., site making) in the patient’s scalp affected by androgenic alopecia or AGA (or male pattern baldness). The site making procedures generally include one disposable site making kit. The site making procedures are sold to customers in the same manner as the harvesting procedures.

Other Product Revenue

We also generate revenue from our customer base by selling Glide (a cooling/conductive gel which is required for use with many of our systems), marketing supplies and kits, consumables and disposables, replacement applicators and handpieces, our skincare products (Venus Skin) and hair products, and ARTAS® System training.

Service Revenue

We generate ancillary revenue from our existing customers by selling additional services including VeroGrafters™ technician services for hair restoration using our NeoGraft® system, extended warranty service contracts, and services provided by our 2two5 internal advertising agency. Our 2two5 internal advertising agency services were discontinued in the third quarter of 2020. These revenues were not material to our 2020 year to date results.

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

Research and Development. Our research and development costs primarily consist of personnel-related costs (primarily salaries, benefits, incentive compensation, and stock-based compensation), material costs, amortization of intangible assets, regulatory affairs, and clinical costs, and facilities costs in our Yokneam, Israel and San Jose, California research centers. Our ongoing research and development activities are primarily focused on improving and enhancing our current technologies, products, and services, and on expanding our current product offering with the introduction of new products and expanded indications.

We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in absolute dollars as we continue to invest in research, clinical studies, regulatory affairs, and development activities, but to decline as a percentage of revenue as our revenue increases over time.

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rate on our long-term debt is fixed at 9% as of September 30, 2020, and 9% as of December 31, 2019.

Foreign Exchange Loss (Income)

Foreign currency exchange loss (income) changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Income Taxes (Benefit) Expense

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

Income tax benefit is recognized based on the actual income or loss incurred during the nine months ended September 30, 2020. Due to the uncertainties as a result of COVID-19, management was unable to determine an annualized effective tax rate and calculate the income tax benefit in accordance with such method. The effective tax rate differs from the statutory tax rate due to the recognition of previously unrecognized carried forward tax losses.

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

Restatement of Comparative Amounts

For the three months ended March 31, 2019, six months ended June 30, 2019 and nine months ended September 30, 2019, we previously classified the issuance of common stock and preferred stock as a credit to common stock. In accordance with U.S. GAAP, amounts issued in excess of par value are required to be accounted for in additional paid in capital (APIC). The error is a reclassification from common stock into APIC and has an immaterial impact on the consolidated statements of stockholders’ equity and consolidated balance sheets. Items previously reported have been reclassified to conform to U.S. GAAP and the reclassification did not have any impact on the Company’s consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of cash flows and net loss per share calculations.

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Consolidated Statements of Loss:	(dollars in thousands)		(dollars in thousands)
Revenues:
Leases	$9,431	$16,427	$23,709	$48,812
Products and services	11,249	9,727	28,475	29,740
Total revenue	20,680	26,154	52,184	78,552
Cost of goods sold	7,177	7,386	17,504	21,645
Gross profit	13,503	18,768	34,680	56,907
Operating expenses:
Sales and marketing	5,657	9,201	18,813	28,983
General and administrative	11,291	14,445	40,442	34,637
Research and development	1,849	1,686	6,043	5,667
Goodwill impairment	—	—	27,450	—
Total operating expenses	18,797	25,332	92,748	69,287
Loss from operations	(5,294)	(6,564)	(58,068)	(12,380)
Other expenses:
Foreign exchange loss	1,096	396	4,209	409
Finance expenses	1,897	2,097	6,522	5,904
Loss before income taxes	(8,287)	(9,057)	(68,799)	(18,693)
Income tax (benefit) expense	(966)	(80)	(1,010)	867
Net loss	$(7,321)	$(8,977)	$(67,789)	$(19,560)
Deemed dividend	—	—	(3,564)	—
Net loss attributable to the Company	(7,243)	(8,640)	(70,585)	(19,823)
Net (loss) income attributable to noncontrolling interest	(78)	(337)	(768)	263
As a % of revenue:
Revenues	100%	100%	100%	100%
Cost of goods sold	34.7	28.2	33.5	27.6
Gross profit	65.3	71.8	66.5	72.4
Operating expenses:
Selling and marketing	27.4	35.2	36.1	36.9
General and administrative	54.6	55.2	77.5	44.1
Research and development	8.9	6.4	11.6	7.2
Goodwill impairment	—	—	52.6	—
Total operating expenses	90.9	96.8	177.8	88.2
Loss from operations	(25.6)	(25.0)	(111.3)	(15.8)
Foreign exchange loss	5.3	1.5	8.1	0.5
Finance expenses	9.2	8.0	12.5	7.5
Loss before income taxes	(40.1)	(34.5)	(131.9)	(23.8)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues by region:
United States	$7,784	$10,118	$22,339	$31,337
International	12,896	16,036	29,845	47,215
Total revenue	$20,680	$26,154	$52,184	$78,552

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues by product:
Subscription—Systems	$9,431	$16,427	$23,709	$48,812
Products—Systems	7,503	7,105	17,758	21,188
Products—Other (1)	2,631	1,167	7,136	4,117
Services (2)	1,115	1,455	3,581	4,435
Total revenue	$20,680	$26,154	$52,184	$78,552

(1)	Products other include ARTAS procedure kits, Venus Concept’s Venus Skin and hair products, and other consumables.
(2)	Services include VeroGrafters™ technician services, 2two5 ad agency services and extended warranty sales.

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenues

	Three Months Ended September 30,
	2020		2019		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$9,431	45.6	$16,427	62.8	$(6,996)	(42.6)
Products—Systems	7,503	36.3	7,105	27.2	398	5.6
Products—Other	2,631	12.7	1,167	4.5	1,464	125.4
Services	1,115	5.4	1,455	5.5	(340)	(23.4)
Total	$20,680	100.0	$26,154	100.0	$(5,474)	(20.9)

Total revenue decreased by $5.5 million, or 20.9%, to $20.7 million for the three months ended September 30, 2020 from $26.2 million for the three months ended September 30, 2019. The decrease in revenue was a result of decreased revenue in the United States of $2.3 million and decreased revenue in international markets of $3.2 million. The decrease in revenue in both the United States and international markets was driven by COVID-19 related lockdown measures or restrictions imposed by federal and state governments, a reduction in procedures at the clinic level caused by additional COVID-19 safety protocols, and a general reluctance on the part of some consumers to undergo non-essential aesthetic procedures given the risks presented by COVID-19. These disruptions and the resultant uncertainty at the clinic level negatively impacted our ability to sell into our customary channels in both the United States and international markets. Although our selling efforts were hampered by target customer concerns in making capital outlays given the economic uncertainty, this became less of an obstacle towards the months of August and September of 2020 as we experienced a more robust sales trend in most markets.

We sold an aggregate of 333 systems in the three months ended September 30, 2020 compared to 655 in the three months ended September 30, 2019. The percentage of systems revenue derived from our subscription model was approximately 55.7% in the three months ended September 30, 2020 compared to 69.8% in the three months ended September 30, 2019. The percentage decline is attributable to ARTAS® systems which are not sold under our subscription model.

Other product revenue increased by $1.4 million, or 125.4%, to $2.6 million in the three months ended September 30, 2020 from $1.2 million in the three months ended September 30, 2019. The increase was driven by sales of ARTAS procedure kits partially offset by the impact of COVID-19 related lockdown restrictions and shelter-in-place orders imposed by federal, state, and local governments.

Services revenue decreased by $0.4 million, or 23.4%, to $1.1 million in the three months ended September 30, 2020 from $1.5 million in the three months ended September 30, 2019. The decrease was driven by COVID-19 related restrictions imposed by federal, state, and local governments resulting in a decline in VeroGrafters™ technician services along with the suspension of operations of the 2two5 marketing services offset by additional warranty revenue on ARTAS® systems.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $0.2 million, or 2.8%, to $7.2 million in the three months ended September 30, 2020, from $7.4 million in the three months ended September 30, 2019. Gross profit decreased by $5.3 million, or 28.1%, to $13.5 million in the three months ended September 30, 2020, as compared to $18.8 million in the three months ended September 30, 2019. The decrease in gross profit is primarily due to lower revenues due to COVID-19 related disruptions and restrictions imposed by federal and local governments in countries and markets we operate. Gross margin was 65.3% of revenue in the three months ended September 30, 2020, compared to 71.8% of revenue in the three months ended September 30, 2019. The decrease in gross profit percentage is primarily mix driven, with a strong performance of our robotic ARTAS® systems in the third quarter of 2020, which were sold at slightly lower margins than our other systems.

Operating expenses

	Three Months Ended September 30,
	2020		2019		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$5,657	27.4	$9,201	35.2	$(3,544)	(38.5)
General and administrative	11,291	54.6	14,445	55.2	(3,154)	(21.8)
Research and development	1,849	8.9	1,686	6.4	163	9.7
Total operating expenses	$18,797	90.9	$25,332	96.8	$(6,535)	(25.8)

Selling and Marketing. Selling and marketing expenses decreased by 38.5% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was attributable primarily to reduced selling commissions as a result of lower sales in the third quarter of 2020, lower salaries and other compensation expenses as a result of our restructuring program and reduced pay for some employees as a result of our efforts to reduce the impact of COVID-19. Selling and marketing expenses were also affected by reduced travel costs and lower marketing costs as a result of reduced business activities caused by COVID-19. As a percentage of total revenues, our selling and marketing expenses decreased by 7.8%, from 35.2% in the three months ended September 30, 2019 to 27.4% in the three months ended September 30, 2020. As the business environment improves, we expect selling and marketing expenses to increase, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses decreased by 21.8% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was attributable to the professional fees incurred as a result of the Merger in the three months ended September 30, 2019, partially offset by an increase in bad debt expense primarily as a result of COVID-19, and additional amortization of intangible assets recognized on the business combination with Venus Concept Ltd. As a percentage of total revenues, our general and administrative expenses decreased by 0.6%, from 55.2% in the three months ended September 30, 2019, to 54.6% in the three months ended September 30, 2020, primarily due to due to lower expenses resulting from reduced legal and professional fees and COVID-19 cost containment measures.

Research and Development. Research and development expenses increased by 9.7% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. As a percentage of total revenues, our research and development expenses increased by 2.5%, from 6.4% in the three months ended September 30, 2019, to 8.9% in the three months ended September 30, 2020. The increase in the research and development expense is attributable to the additional expenses incurred for the ARTAS iXTM System research and development program acquired through the Merger in November 2019.

Foreign exchange income. We had a foreign exchange loss of $1.1 million in the three months ended September 30, 2020 and foreign exchange loss of $0.4 million in the three months ended September 30, 2019. Changes in foreign exchange in the three months ended September 30, 2020 are driven mainly by the effect of foreign exchange effect on accounts receivable balances denominated in currencies other than the US dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses decreased by $0.2 million, from $2.1 million in the three months ended September 30, 2019, to $1.9 million in the three month ended September 30, 2020, mostly due to the interest recorded on the contingent earn-out liability in the three months ended September 30, 2019. See “—Liquidity and Capital Resources” below.

Income Taxes Benefit. We had an income taxes benefit of $1.0 million in the three months ended September 30, 2020 comparing to $0.1 million income tax benefit in the three months ended September 30, 2019. The tax benefit is driven by losses and the actual effective tax rates where they took place. In the third quarter of 2020, we effectively reversed some tax provision that was booked in the first quarter of 2020 due to reduced profitable sales in the second quarter of 2020 as a result of COVID-19.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenues

	Nine Months Ended September 30,
	2020		2019		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$23,709	45.4	$48,812	62.1	$(25,103)	(51.4)
Products—Systems	17,758	34.0	21,188	27.0	(3,430)	(16.2)
Products other	7,136	13.7	4,117	5.2	3,019	73.3
Services	3,581	6.9	4,435	5.7	(854)	(19.3)
Total	$52,184	100.0	$78,552	100.0	$(26,368)	(33.6)

Total revenue decreased by $26.4 million, or 33.6%, to $52.2 million for the nine months ended September 30, 2020 from $78.6 million for the nine months ended September 30, 2019. The decrease in revenue was a result of decreased revenue in the United States of $9.0 million and decreased revenue in international markets of $17.4 million. The decrease in revenue in both the United States and international markets was driven by COVID-19 related lockdown measures or restrictions imposed by federal and state governments, a reduction in procedures at the clinic level caused by additional COVID-19 safety protocols, and a general reluctance on the part of some consumers to undergo non-essential aesthetic procedures given the risks presented by COVID-19. These disruptions and the resultant uncertainty at the clinic level negatively impacted our ability to sell into our customary channels in both the United States and international markets. Although our selling efforts were hampered by target customer concerns in making capital outlays given the economic uncertainty, this became less of an obstacle towards the months of August and September of 2020 as we experienced a more robust sales trend in most markets.

We sold an aggregate of 853 systems in the nine months ended September 30, 2020 compared to 1,846 in the nine months ended September 30, 2019. The percentage of systems revenue derived from our subscription model was approximately 57.2% in the nine months ended September 30, 2020 compared to 69.7% in the nine months ended September 30, 2019. The percentage decline is attributable to ARTAS® systems which are not sold under our subscription model.

Other product revenue increased by $3.0 million, or 73.3%, to $7.1 million in the nine months ended September 30, 2020 from $4.1 million in the nine months ended September 30, 2019. The increase was driven by sales of ARTAS procedure kits partially offset by the impact of COVID-19 related lockdown restrictions and shelter-in-place orders imposed by federal, state, and local governments.

Services revenue decreased by $0.8 million, or 19.3%, to $3.6 million in the nine months ended September 30, 2020 from $4.4 million in the nine months ended September 30, 2019. The decrease was driven by COVID-19 related restrictions imposed by federal, state, and local governments resulting in a decline in VeroGrafters™ technician services along with the suspension of operations of the 2two5 marketing services in the third quarter of 2020 offset by additional warranty revenue on ARTAS® systems.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $4.1 million, or 19.1%, to $17.5 million in the nine months ended September 30, 2020, from $21.6 million in the nine months ended September 30, 2019. Gross profit decreased by $22.2 million, or 39.1%, to $34.7 million in the nine months ended September 30, 2020, as compared to $56.9 million in the nine months ended September 30, 2019. The decrease in gross profit is primarily due to lower revenues due to COVID-19 related disruptions, lockdown restrictions and shelter-in-place orders imposed by federal and local governments. Gross margin was 66.5% of revenue in the nine months ended September 30, 2020, compared to 72.4% of revenue in the nine months ended September 30, 2019. The decrease in gross profit percentage is primarily due to sales of ARTAS® systems in 2020, which were sold at slightly lower margins than our other systems, and inventory fair value adjustments recognized on the business combination with Venus Concept Ltd. expensed through cost of goods sold during the nine months ended September 30, 2020.

Operating expenses

	Nine Months Ended September 30,
	2020		2019		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$18,813	36.1	$28,983	36.9	$(10,170)	(35.1)
General and administrative	40,442	77.5	34,637	44.1	5,805	16.8
Research and development	6,043	11.6	5,667	7.2	376	6.6
Goodwill impairment	27,450	52.6	—	—	27,450	100.0
Total operating expenses	$92,748	177.8	$69,287	88.2	$23,461	33.9

Selling and Marketing. Selling and marketing expenses decreased by 35.1% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease was attributable primarily to reduced selling commissions as a result of lower sales in the third quarter of 2020, lower salaries and other compensation expenses as a result of our restructuring program and reduced pay for some employees as a result of our efforts to reduce the impact of COVID-19. The decrease in selling and marketing expenses was also affected by reduced travel costs and lower marketing costs as a result of reduced business activities caused by COVID-19. As a percentage of total revenues, our selling and marketing expenses decreased by 0.8%, from 36.9% in the nine months ended September 30, 2019 to 36.1% in the nine months ended September 30, 2020. As the business environment improves, we expect selling and marketing expenses to increase, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses increased by 16.8% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, reflecting costs related to increased legal, audit and regulatory expenses primarily related to public company reporting obligations, an increase in bad debt expense primarily as a result of COVID-19 related lockdown restrictions and shelter-in-place orders, and additional amortization of intangible assets recognized on the business combination with Venus Concept Ltd. As a percentage of total revenues, our general and administrative expenses increased by 33.4%, from 44.1% in the nine months ended September 30, 2019, to 77.5% in the nine months ended September 30, 2020, primarily due to expenses related to public company reporting obligations and due to lower revenues in the first nine months of 2020.

Research and Development. Research and development expenses increased by 6.6% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. As a percentage of total revenues, our research and development expenses increased by 4.4%, from 7.2% in the nine months ended September 30, 2019, to 11.6% in the nine months ended September 30, 2020. The increase in the research and development expense is attributable to the ARTAS iX™ System research and development program we acquired through the Merger in November of 2019.

Goodwill impairment. We considered a substantial decline in our equity value and worsening macroeconomic factors due to COVID-19 as triggering events that caused analysis of potential impairment of our goodwill and other intangible assets as of March 30, 2020. The quantitative impairment analysis resulted in goodwill impairment of $27.5 million driven primarily by lower than expected actual sales, as well as lower projected sales and decreased profitability because of COVID-19. As a result, the entire balance of goodwill was written off as of March 30, 2020. The impairment loss was recognized in the first quarter of 2020. Based on the impairment analysis performed no further impairment was considered necessary as of September 30, 2020.

Foreign exchange loss. We had a foreign exchange loss of $4.2 million in the nine months ended September 30, 2020 and foreign exchange loss of $0.4 million in the nine months ended September 30, 2019. Changes in foreign exchange in the nine months ended September 30, 2020 are driven mainly by foreign exchange effect on accounts receivable balances denominated in currencies other than the US dollar with the larger impact for Mexico, Argentina and Columbia which currencies declined significantly more in the first nine months of 2020 compared to the same period in 2019. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses increased by $0.6 million, from $5.9 million in the nine months ended September 30, 2019, to $6.5 million in the nine months ended September 30, 2020, mostly due to increase in the annual interest rate from 9.00% to 12.00% during the PIK Period under the Madryn Credit Agreement. See “—Liquidity and Capital Resources” below.

Income Taxes Benefit. We had an income taxes benefit of $1.0 million in the nine months ended September 30, 2020 compared to $0.9 million income tax expense in the nine months ended September 30, 2019. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In the first nine months of 2020, we had a combination of less profitable sales and an increase in losses due to COVID-19.

Liquidity and Capital Resources

We had $12.8 million and $15.7 million of cash and cash equivalents as of September 30, 2020, and December 31, 2019, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We completed an equity financing during the first quarter of 2020 that generated $22.3 million of gross proceeds. See “— The 2020 Private Placement” above. As of September 30, 2020, we issued and sold to Lincoln Park 2.03 million shares of our common stock, the net proceeds from shares issuance as of September 30, 2020 were $6.2 million. During the nine months ended September 30, 2020, we repaid $3.9 million under our credit facility with City National Bank of Florida. We had total debt obligations of approximately $74.5 million as of September 30, 2020, including line of credit borrowings of $3.9 million and government assistance loans of $4.1 million, compared to total debt obligations of approximately $69.0 million at December 31, 2019, including line of credit borrowings of $7.8 million.

Our working capital requirements reflect the growth of our business over the last few years, in particular, the shift from a traditional sales model to a subscription model. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 57:43 in the nine months ended September 30, 2020, compared to 70:30 in the nine months ended September 30, 2019. We are directing more effort to securing traditional sales in order to improve cash flow. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

We also require modest funding for capital expenditures. Our capital expenditures relate primarily to our research and development facilities in Yokneam, Israel and San Jose, California. In addition, our capital investments have included improvements and expansion of our subsidiaries’ operations to support our growth.

Madryn Credit Agreement

On October 11, 2016, Venus Concept Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended, (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement is comprised of four tranches of debt aggregating $70.0 million. As of September 30, 2020, and December 31, 2019, the Subsidiary Obligors had borrowed $60.0 million under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Term C borrowings of $10.0 million were undrawn and are no longer available. On the 24th payment date, which is September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement will become due and payable in full. Borrowings under the Madryn Credit Agreement are secured by substantially all of our assets and the assets of the Subsidiary Obligors.

In connection with the Merger, we entered into an amendment to the Madryn Credit Agreement, dated as of November 7, 2019, pursuant to which we joined as (i) a guarantor to the Madryn Credit Agreement and (ii) a grantor to the certain security agreement, dated October 11, 2016, (as amended, restated, supplemented or otherwise modified from time to time), by and among the grantors from time to time party thereto and the administrative agent.

On April 29, 2020, we entered into an amendment to the Madryn Credit Agreement that (i) required that interest payments for the period beginning January 1, 2020 and ending on, and including, April 29, 2020 (the “PIK Period”), be paid-in-kind, (ii) increased the interest rate from 9.00% per annum to 12.00% per annum during the PIK Period and (iii) requires us to provide certain additional financial and other reporting information to the lenders.

On June 30, 2020, we entered into an amendment to the Madryn Credit Agreement that (i) extended the PIK Period through June 30, 2020, (ii) reduced the consolidated minimum revenue threshold requirement (a) for the four consecutive fiscal quarter period ended June 30, 2020, to at least $85.0 million and (b) for the four consecutive fiscal quarter period ending September 30, 2020, to at least $75.0 million, (iii) required us to raise at least $5.0 million of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020 and (iv) obligated us to use our best efforts to raise an additional $2.0 million of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020.

On September 30, 2020, we entered into an amendment to the Madryn Credit Agreement that (i) requires that fifty percent (50%) of the interest payments for the period beginning July 1, 2020 and ending on, and including, September 30, 2020 (the “Second PIK Period”), be paid in cash, (ii) the remaining fifty percent (50%) of the interest payments for the Second PIK Period, to be paid in kind, and (iii) increases the interest rate applicable to the Second PIK Period from 9.00% per annum to 10.50% per annum during the Second PIK Period.

The Madryn Credit Agreement also contains various covenants that limit our ability and the ability of our subsidiaries to engage in specified types of transactions. As of September 30, 2020, and December 31, 2019, we were in compliance with all required covenants.

In connection with the Madryn Credit Agreement, Venus Concept Ltd. issued three types of 10-year warrants (“Madryn Warrants”). As of September 30, 2020, Madryn Warrants exercisable for 179,932 shares of common stock were outstanding.

The Madryn Credit Agreement and amendments are described in greater detail under Note 9, “Long Term Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

CNB Credit Facility

We have a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries in the maximum principal amount of $10.0 million ($10.0 million as of September 30, 2019), to be used to finance working capital requirements (the “Credit Facility”). In April 2019, maximum principal amount under the Credit Facility was increased from $7.5 million to $10.0 million. As of September 30, 2020, there was $3.9 million outstanding ($7.8 million as of December 31, 2019) under the Credit Facility, which bears interest at LIBOR rate plus 3.25%, which amounted to a weighted average of 3.84% (5.6% in the nine months ended September 30, 2019).

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

As of September 30, 2020, and December 31, 2019, we were in compliance with all required covenants.

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

As of September 30, 2020, we issued and sold to Lincoln Park 2.03 million shares of our common stock, 0.2 million of which were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $0.6 million together with issuance costs of $0.1 million were recorded as deferred issuance costs in the condensed consolidated balance sheet. These costs will be amortized into condensed consolidated statements of stockholders’ equity proportionally based on proceeds received during the period and the expected total proceeds to be raised over the term of the Equity Purchase Agreement. The net cash proceeds from shares issuance as of September 30, 2020 were $6.2 million. In October and November 2020, we sold additional 0.3 million shares of our common stock to Lincoln Park for $0.6 million in net cash proceeds.

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

As of September 30, 2020, certain subsidiaries also received funding in the total amount of $1.2 million in connection with various governmental programs to support businesses impacted by COVID-19. The terms of these government assistance programs vary by jurisdiction. These government subsidies were recorded as a reduction to the associated wage costs recorded in general and administrative expenses in the condensed consolidated statement of operations.

Capital Resources

As of September 30, 2020, we had capital resources consisting of cash and cash equivalents of approximately $12.8 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

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

We are restricted by covenants in the Madryn Credit Agreement, the CNB Credit Facility, the PPP Loans and other government assistance programs. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In addition, the Madryn Credit Agreement contains certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default under the agreement and the requirement for us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time, we cannot assure that we will remain in compliance with the financial covenants in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30
	2020	2019
	(in thousands)
Cash used in operating activities	$(28,780)	$(25,867)
Cash used in investing activities	(119)	(5,240)
Cash provided by financing activities	26,011	40,081
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,888)	$8,974

Cash Flows from Operating Activities

For the nine months ended September 30, 2020, cash used in operating activities consisted of a net loss of $67.8 million and an investment in net operating assets of $7.7 million, partially offset by non-cash operating expenses of $46.8 million. The investment in net operating assets was primary attributable to an increase in inventories of $1.6 million, increase in other current assets of $3.5 million, decrease in accrued expenses and other current liabilities of $6.6 million, decrease in unearned interest income of $1.6 million and decrease in other non-current liabilities of $0.7 million. This was partially offset by a decrease in accounts receivable of $5.3 million, primarily due to the decrease in subscription sales, decrease in prepaid expenses by $0.5 million, a decrease in severance pay funds of $0.1 million and an increase in accounts payable of $0.5 million. The non-cash operating expenses consisted mainly of goodwill impairment charge of $27.5 million, a provision for bad debts of $8.5 million, depreciation and amortization of $3.7 million, stock-based compensation expense of $1.6 million, provision for inventory obsolescence of $0.7 million, loss on sale of subsidiary of $0.4 million, deferred tax benefit of $1.2 million, a change in the fair value of the earn-out liability for the purchase of NeoGraft of $0.3 million and finance expenses of $5.3 million.

In the nine months ended September 30, 2019, cash used in operating activities consisted of a net loss of $19.6 million and an investment in net operating assets of $14.6 million, partially offset by non-cash operating expenses of $8.3 million. The investment in net operating assets was primary attributable to an increase in accounts receivable of $19.1 million, primarily due to the increase in subscription sales, a decrease in the trade payables of $0.9 million and an increase in other current assets of $2.9 million. This was partially offset by a decrease in inventories of $4.0 million and an increase in accrued expenses and other current liabilities of $4.2 million. The non-cash operating expenses consisted mainly of a provision for bad debts of $2.9 million, depreciation and amortization of $1.1 million, stock-based compensation expense of $1.7 million, deferred tax expense of $0.5 million, a change in the fair value of the earn-out liability for the purchase of NeoGraft of $0.7 million, and a provision for inventory obsolescence of $0.5 million.

Cash Flows from Investing Activities

In the nine months ended September 30, 2020, cash used in investing activities consisted of $0.2 million for the purchase of property and equipment and $0.2 million of the proceeds from sale of subsidiary, net of $0.1 million of cash relinquished.

In the nine months ended September 30, 2019, cash used in investing activities consisted of the issuance of the loan to Restoration Robotics of $4.5 million, the purchase of property and equipment of $0.6 million and the cash paid for purchase of the non-controlling interest in Venus Concept Israel Ltd. of $0.1 million.

Cash Flows from Financing Activities

In the nine months ended September 30, 2020, cash from financing activities consisted primarily of net proceeds from issuance of shares of common stock to Lincoln Park Shares of $6.2 million, proceeds from exercise of options of $0.1 million, net proceeds from 2020 Private Placement of $20.3 million and proceeds from government assistance loans of $4.1 million partially offset by repayment of $3.9 million under the Credit Facility, payment of dividends from subsidiary to non-controlling interest of $0.2 million and payment of the NeoGraft earn-out liability of $0.5 million.

In the nine months ended September 30, 2019, cash from financing activities consisted primarily of net proceeds from the drawdown on the Madryn loan agreement of $9.7 million, net proceeds from issuance of unsecured senior subordinated convertible promissory notes of $28.8 million, proceeds from exercise of options of $0.4 million and proceeds from the drawdown on the CNB credit facility of $1.9 million partially offset by payments related to the NeoGraft earn-out liability of $0.5 million, and NeoGraft annual installment payment of $0.3 million.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of September 30, 2020, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $5.3 million. In addition, as of September 30, 2020, we had $3.1 million of open purchase orders that can be cancelled with 90 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of September 30, 2020, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$6,084	$73,679	$-	$-	$79,763
Operating leases	1,974	1,817	492	1,047	5,330
Purchase commitments	5,743	-	-	-	5,743
Total contractual obligations	$13,801	$75,496	$492	$1,047	$90,836

For an additional description of our commitments see Note 8, “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Long-term receivables

Long-term receivables relate to our subscription contract revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease which ranged between 8% to 9% for the nine months ended September 30, 2020 and September 30, 2019, respectively. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances are re-measured into U.S. dollars in accordance with the principles set forth in ASC 830-10 “Foreign Currency Translation”. All exchange gains and losses from re-measurement of monetary balance sheet items resulting from transactions in non-U.S. dollar currencies are recorded as foreign exchange loss (income) in the condensed consolidated statement of operations as they arise.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

As of September 30, 2020, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020, because of the material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were not effective as of September 30, 2020, because of a material weakness in internal controls over financial reporting, associated with the lease accounting process automation which was identified during the audit of our fiscal year ended December 31, 2018, as described below.

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

Material Weakness not yet Remediated as of September 30, 2020

In connection with our preparation and the audit of our consolidated financial statements as of and for the years ended December 31, 2018 and 2017, we identified a material weakness related to lack of centralized procedures or a technology solution that would ensure appropriate lessor accounting processes and enable the accurate and timely preparation of financial statements. As of September 30, 2020, we have not yet implemented centralized procedures or a technology solution that would ensure appropriate lessor accounting processes and enable the accurate and timely preparation of consolidated financial statements. We plan to establish adequate centralized procedures related to lease accounting processes in the fourth quarter of 2020, which could involve either hiring additional personnel or implementing a technology solution. As a result, we concluded that the material weakness associated with lease accounting process existed as of September 30, 2020, as noted above.

Changes in Internal Control over Financial Reporting

Our plans for remediating the material weakness related to lease accounting process automation would constitute a change in our internal control over financial reporting prospectively, when such controls are effectively implemented. Other than the continuation of the implementation of measures described above, there were no material changes in our internal control over financial reporting during the three and nine months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our operations, we become involved in ordinary routine litigation incidental to the business. Material proceedings are described under Note 8, “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below and the risk factors described under Part II Item 1A,“Risk Factors” in our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and Part I, Item 1A. “Risk Factors” in our latest Form 10-K, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risk described below and the other information in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, include herewith, and the risk factors previously disclosed in Part II Item 1A,“Risk Factors” in our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and Part I, Item 1A. “Risk Factors” in our Form 10-K.

Our subscription-based model exposes us to the credit risk of our customers over the life of the subscription agreement. In the event that our customers fail to make the monthly payments under their subscription agreements, our financial results may be adversely affected.

For nine months ended September 30, 2020 and 2019, approximately 57% and 70% respectively, and for the years ended December 31, 2019 and 2018, approximately 67% and 75%, respectively, of our system revenues were derived from our subscription-based model. Although the ARTAS® System will not be available under our subscription-based model, we expect that our subscription-based business model to continue to represent the majority of our revenue for the foreseeable future. We collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. As part of our sales and marketing effort, we do not require our customers to undergo a credit check or register a lien or security interest under the Uniform Commercial Code or similar legislation, as is typically required with a third-party equipment leasing financing. Instead, to ensure that each monthly product payment is made on time and that the customer’s systems are serviced in accordance with the terms of the warranty, every product requires a monthly activation code, which we provide to the customer upon receiving each monthly payment. If a customer does not timely pay a monthly installment, the customer will not receive an activation code and will be unable to use the system for any procedures. This process does not protect us from the economic impact of a customer’s failure to make its monthly payments and as an unsecured creditor, we are subject to a greater risk in the event of a customer default. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all of the monthly installment payments due under the contract. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers are experiencing difficulty in making timely payments or payments at all during this pandemic under their subscription agreements which has resulted in higher than anticipated bad debt expense over the course of the 2020 fiscal year. In our largest subscription markets we collected approximately 60% of our billings in March 2020, 30% of our billings in April 2020, 35% in May 2020 60% in June 2020, 104% in July 2020, 97% in August 2020 and 98% in September 2020. We cannot assure you that our customers will resume payments under their agreements or that we will not experience customer defaults even after local economies reopen for business. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If this bad debt expense is material, it could negatively affect our results of operations and operating cash flows.

Our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern.

We have had recurring net operating losses and negative cash flows from operations, and until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $142.7 million and $75.7 million, respectively. Our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. However, given the COVID-19 pandemic, we cannot anticipate the extent to which the current economic turmoil and financial market conditions, will continue to adversely impact our business and our ability to raise additional capital to fund our future operations and to access the capital markets sooner than we planned. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Business or economic disruptions or global health concerns have had an adverse effect our business, operating results or financial condition.

Global business or economic disruptions could adversely affect our business. In December 2019, an outbreak of COVID-19 originated in Wuhan, China, and has since spread globally. To date, this global pandemic has resulted in extended shutdowns of businesses in North and South America, Europe and Asia Pacific and gradual re-openings of economies. Global health concerns, such as the coronavirus pandemic, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and ultimate severity or duration of the coronavirus pandemic and related business and economic disruptions, but the coronavirus pandemic and the resulting economic and commercial shutdowns to date have materially and negatively impacted our ability to conduct business in the manner planned. Disruptions to our business include restrictions on the ability of our sales and marketing personnel and distributors to travel and sell our systems, disruptions of our global supply chain, disruptions in manufacturing, reduced demand and/or suspension of operations by our customers which has impacted their ability to make monthly subscription payments, and the deferral of aesthetic or hair restoration procedures. Our customers’ patients are also affected by the economic impact of the COVID-19 pandemic. Elective aesthetic procedures are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. We expect COVID-19 will continue to negatively affect customer demand throughout the second half of the year. While we expect continued recovery in many markets in the second half of the year, recoveries have been gradual and the impact of COVID-19 on our sales could still be significant, especially if there is a resurgence of the virus in major markets. We do not yet know the full extent of the impact of COVID-19 on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and highly uncertain including the duration of the outbreak, the severity of resurgences of the virus, travel restrictions, business and workforce disruptions, the timing of and extent of reopening the economic regions in which we do business and the effectiveness of actions taken to contain and treat the disease. The outbreak of contagious diseases or the fear of such an outbreak could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the demand for our systems. Any of these events could negatively impact our business, operating results or financial condition.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and other operations or efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of September 30, 2020, we had capital resources consisting of cash and cash equivalents of approximately $14.0 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of our systems, our sales and marketing efforts, and continuing research and development and product enhancements activities.

While we believe that the net proceeds from the 2020 Private Placement, the proceeds from sales of our common stock to Lincoln Park and the proceeds from the PPP Loans and other government assistance programs, together with our existing cash and cash equivalents, and the anticipated savings from our Merger-related cost savings initiatives and our new restructuring program, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, the impact of COVID-19 on our business has been significant and we cannot predict the extent to which COVID-19 will continue to adversely impact our business. Also, under the terms of our amended Madryn Agreement, we are required to raise at least $5.0 million of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020 and are obligated to use our best efforts to raise an additional $2.0 million of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020. As of September 30, 2020, we have raised $6.2 million in satisfaction of this obligation. Also, we may need to raise additional capital through public or private equity or debt financings or other sources, such as strategic collaborations sooner than expected or otherwise implement additional cost-saving initiatives. The COVID-19 pandemic and the economic turmoil it has caused has negatively affected the global financial markets which may make it difficult to access the public markets. Any such financing may result in dilution to stockholders, the issuance of securities may have rights, preferences, or privileges senior to those of holders of our common stock, the imposition of more burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital if favorable market conditions or given other strategic considerations even if we believe we have sufficient capital to fund our current or future operating plans.

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

We are restricted by covenants in the Madryn Credit Agreement, the CNB Credit Facility, the PPP Loans and other government assistance programs. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In addition, the Madryn Credit Agreement contains certain minimum liquidity and minimum revenue covenants, which, if we fail to maintain or achieve, will result in a default under the agreement and the requirement for us to repay all outstanding principal amounts and accrued interest repay all amounts outstanding. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time; we cannot assure that we will remain in compliance with the financial covenants in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

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

In the State Actions, we, along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim, and secured a stay of both cases based on the forum selection clause contained in our Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act. However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material fact, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, we demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. A hearing on our demurrer and renewed motion to dismiss was held on June 12, 2020. On September 1, 2020, the court granted the renewed motion to dismiss based on the Company’s forum selection clause as to the Company and individual defendants, but not as to the venture capital and underwriter defendants. On September 22, 2020, the court entered a judgment of dismissal without prejudice as to the Company and individual defendants.

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

In addition to the State and Federal Actions, on July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of our former officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934, or the Exchange Act, in connection with our IPO and our 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action during the pendency of the Federal Actions. On September 15, 2020, the District Court granted the parties’ further stipulation to stay the Mason action during the pendency of the Federal Action, and the case remains stayed.

In addition to the actions described above relating to the IPO, two lawsuits purporting to challenge disclosures made in connection with our merger were also filed. These lawsuits, captioned Bushansky v. Restoration Robotics, Inc., et al., No. 5:19-cv-06004 (N.D. Cal.) and Pak v. Restoration Robotics, Inc., et al., No. 1:19-cv-02237 (D.Del.), are fully described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Each of the Bushansky and Pak lawsuits were dismissed with prejudice as to the respective individual plaintiff claims and without prejudice as to the claims of the putative class.

While we believe these claims to be without merit, we cannot assure you that additional claims alleging the same or similar facts will not be filed. Any litigation could result in substantial costs and a diversion of management’s attention and resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the three and nine months ended September 30, 2020.

Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1
3.3	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2
10.1	MAPA Amendment to Master Asset Purchase Agreement dated as of September 25, 2020, by and among Venus Concept Ltd. and the Vendor Parties named therein.	8-K	10-1-20	10.1
10.2	Fourteenth Amendment to Credit Agreement dated as of September 30, 2020, by and among Venus Concept Canada Corp., Venus Concept USA Inc., the Company, as a Guarantor, Venus Concept Ltd., as a Guarantor, the other Guarantors from time to time party thereto, the lenders from time to time party thereto, and Madryn Health Partners, LP, as Administrative Agent.	8-K	10-1-20	10.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Venus Concept Inc.

Date: November 16, 2020	By:	/s/ Domenic Serafino
Domenic Serafino
Chief Executive Officer

Date: November 16, 2020	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer