Form 10-K
period 2020-12-31
Venus Concept Inc.
filed 2021-03-29
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.       ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2020, (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of Registrant’s common stock, par value $0.0001, held by non-affiliates of the Registrant was $49,700,811 based upon the closing price of $3.49 per share as reported for such date by the Nasdaq Global Market. Shares of the Registrant's common stock held by executive officers and directors of the Registrant and by certain stockholders who owned 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2021 was 53,971,951.

Documents to be Incorporated by Reference

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (our "Proxy Statement") which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year ended December 31, 2020.

i

SAFE HARBOR STATEMENT AND RISK FACTOR SUMMARY

Safe Harbor Statement

This Annual Report on Form 10-K for the year ended December 31, 2020 contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate.

The factors which we currently believe could have a material adverse effect on our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties that are detailed in the “Risk Factor Summary” below and under Item 1A. of Part I of this Annual Report on Form 10-K. In addition, many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic and the impact of varying governmental responses that affect our customers and the economies where we operate. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on these statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”), after the date of this Annual Report on Form 10-K.

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

Risk Factor Summary

Our business is subject to a number of risks, a summary of which is set forth below. These risks are discussed more fully in Part I, Item 1A. Risk Factors.

Risks Related to Our Business

•

Our product sale strategy is focused primarily on a subscription-based business model, and the success of this sales strategy depends on the continued adoption and use of our subscription-based products and services.

•

Our subscription-based model exposes us to the credit risk of our customers over the life of the subscription agreement. If our customers fail to make the monthly payments under their subscription agreements, our financial results may be adversely affected.

Risks Related to Intellectual Property

•

Our commercial success is dependent in part on obtaining, maintaining, retaining, and enforcing our intellectual property rights, including our patents and the patents we exclusively license. If we are unable to do so, our ability to compete effectively in the market will be impaired.

Risks Related to Government Regulation

•	Our devices and our operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business.

•

Our systems may cause or contribute to adverse medical events that we are required to report to the United States Food and Drug Administration (the “FDA”), and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition, and results of operations.

Risks Related to Our Operations in Israel

•

We conduct a significant portion of our operations in Israel and therefore our business, financial condition and results of operations may be adversely affected by political, economic, and military conditions in Israel.

Risks Related to Our Common Stock

•	The market price of our stock price may be volatile, and you may not be able to resell our common stock at or above the price you paid.

•

We do not intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

•

Our executive officers, directors and certain of our shareholders who are affiliated with our directors will have the ability to control or significantly influence all matters submitted to our stockholders for approval.

PART I

Item 1.	Business.

Overview

Venus Concept Inc. (referred to herein, together with its subsidiaries unless the context otherwise denotes, as the “Company,” “Venus Concept,” “us” or “we”) is an innovative global medical technology company that develops, commercializes, and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies. Our aesthetic systems have been designed on a cost-effective, proprietary and flexible platform that enables us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the years ended December 31, 2020 and in 2019, a substantial majority of our systems delivered in North America were in non-traditional markets.

In November 2019, we completed our business combination with Venus Concept Ltd. and the business of Venus Concept Ltd. became the primary business of the company. The merger significantly expanded our presence and capability in the hair restoration market with the addition of the ARTAS® System, a robotic hair restoration device, to our device portfolio. The ARTAS® iX Robotic Hair Restoration System was launched in July 2018, which we believe is the first and only robotic intelligent solution to offer precise, minimally invasive, repeatable harvesting and implantation functionality in one platform. Through our NeoGraft® device, which we acquired in 2018, we offer an automated hair restoration system that facilitates the harvesting of follicles during a follicular unit extraction (“FUE”) process, improving the accuracy and speed over commonly used manual extraction instruments. Our hair restoration systems are sold primarily to plastic surgeons and dermatologists, although many of our customer come from other specialties in medicine. In the U.S., we offer doctors using an ARTAS® or NeoGraft® system the services of our VeroGrafters™, a group of approximately 40 independently contracted technicians available to assist the physician during an ARTAS® or NeoGraft® hair restoration procedure. The ARTAS® iX System complements our NeoGraft® hair restoration system and allows us to penetrate a broader segment of the hair restoration market.

In addition to our hair restoration systems, we have developed and commercialized nine aesthetic technology platforms. Our product portfolio consists of the Venus Versa™, Venus Legacy®, Venus Velocity™, Venus Fiore™, Venus Viva® and Venus Viva® MD, Venus Freeze Plus™, Venus Glow™, Venus Bliss™, and Venus Epileve™. We have received clearances from the FDA, for our aesthetic and hair devices classified as Class II or greater by the FDA as described in greater detail in this Annual Report on Form 10-K. Outside the U.S., we market our technologies in over 60 countries across Europe, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

To address the financial barriers faced by physicians and aesthetic service providers, we focus our medical aesthetic product sale strategy on a subscription-based business model in North America and in our well-established direct global markets. Traditional energy-based aesthetic devices can require substantial financial commitments, where next generation products often launch within 18 to 24 months of purchase, making it financially difficult for aesthetic service providers to access the market’s newest technologies, and for providers in non-traditional markets to justify the significant investment. Our subscription-based model is designed to provide a lower initial barrier to ownership and includes an up-front fee, and a monthly payment schedule, typically over a period of 36 months. Our subscription-based business model can provide customers with greater flexibility than traditional equipment leases secured through finance companies. This significantly reduces upfront financial commitment, without onerous credit and disclosure requirements, make this business model increasingly appealing and affordable to non-traditional physicians and medical aesthetic spas. If the economic circumstances are appropriate, we provide customers in good standing with the opportunity to upgrade to our newest available or alternative technology throughout the subscription period. To ensure that each monthly product payment is made on time and that the customers’ systems are serviced in accordance with the terms of the warranty, every product purchased under a subscription agreement requires a monthly activation code, which we provide to the customer upon receipt of the monthly payment.

To support the growth initiatives of our customers, we have developed a practice enhancement program that provides the support and tools necessary for our customers to effectively launch, promote, and grow their businesses, while also supporting the sale of our products and ancillary services. These interactions help in further building our customer relationships.

As of December 31, 2020, we operated directly in 20 international markets through our 16 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, Israel, and South Africa.

Subscription-based Business Model

We generate recurring monthly revenue under our subscription-based business model. We commenced a subscription-based model in North America in 2011 and, for the years ended December 31, 2020 and 2019, approximately 46% and 51%, respectively, of aesthetic systems we delivered were sold under the subscription-based model. For the years ended December 31, 2020 and 2019, approximately 54% and 67% respectively, of our total system revenues were derived from the subscription-based model. We have also launched our subscription-based model in targeted international markets in which we operate directly. We currently do not offer the ARTAS® iX System under the subscription-based model.

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

Market Overview

Aesthetic Procedures

The market for aesthetic procedures is large, growing, global in scale, and comprised of both surgical and non-surgical procedures. The International Society of Aesthetic Plastic Surgery (“ISAPS”) reported approximately 25 million cosmetic procedures worldwide in 2019. Total cosmetic procedures worldwide in 2019 was comprised of approximately 11.4 million surgical cosmetic procedures and approximately 13.6 million non-surgical cosmetic procedures. Total non-surgical procedures worldwide in 2019 included approximately 10.6 million injectable procedures – primarily neurotoxin and hyaluronic acid fillers – with the remaining 3.0 million non-surgical, non-injectable procedures worldwide in 2019 representing annual addressable procedure opportunity for our minimally invasive and non-invasive medical aesthetic technologies.

Based on data from Medical Insights reports published in 2019, we estimate the global energy-based aesthetic device market totaled approximately $3.4 billion in 2018. We also estimate this market will increase at a 9.7% compound annual growth rate, or CAGR, to more than $5.3 billion by the end of 2023. This projected growth CAGR is based on a weighted-average of expected growth CAGRs per Medical Insights of 6.1% for “Energy-Based Aesthetic Devices”, 12.7% for “Energy-Based Body Shaping & Skin Tightening” and 15.0% for “Energy-Based Feminine Rejuvenation”, respectively.

Hair Restoration

According to the “2020 Practice Census Results Report” from the International Society of Hair Restoration (“ISHRS”), an estimated 735,312 patients worldwide had a surgical hair restoration procedure in 2019, compared to an estimated 635,189 patients in 2016. The ISHRS estimated the global market for surgical hair restoration treatments totaled $4.6 billion in 2019, compared to $4.1 billion in 2016, representing approximately a 10% increase over the period.

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

•

Wide acceptance of aesthetic procedures. According to the American Society for Aesthetic Plastic Surgery (“ASAPS”), in 2019, people in the U.S. spent more than $8.2 billion on combined surgical and non-surgical aesthetic procedures. Non-surgical procedures have increased, growing 13.3% from 2015 to 2019, and the number of surgical procedures growing 6.2% over the same period.

•

Broader availability of minimally and non-invasive procedures. Technological developments have resulted in the introduction of a broader range of safe, effective, easy-to-use, and low-cost minimally invasive and non-invasive aesthetic procedures, with fewer side effects. This has resulted in wider adoption of aesthetic procedures by practitioners. According to the ASAPS, nonsurgical procedures were performed more often in 2019 than surgical procedures. There has also been a market shift to less invasive hair restoration procedures such as FUE which, according to ISHRS, have increased from less than 10% of hair restoration procedures performed in 2004 to about 66% in 2019.

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

Aesthetic Solutions

Traditional Aesthetic Treatment Options and Their Limitations

We believe that several limitations have restricted the growth of traditional aesthetic technologies and that patients who do not require significant skin tightening, cellulite reduction, circumferential reduction or body contouring will explore non-invasive alternatives to minimize the pain, expense, downtime, and surgical risks associated with current invasive procedures. Most existing non-invasive procedures are based on various forms of directed energy treatments, such as Radiofrequency (“RF”), Intense Pulsed Light (“IPL”), lasers using various wavelengths, shockwave therapy or ultrasound.

Most traditional aesthetic technologies present the following limitations:

•

Surgical risks. Traditional aesthetic procedures can carry surgical risks associated with the safety of the patient and generally require administering general or local anesthesia, which can carry additional risks.

•

Surgical recovery. Traditional aesthetic procedures can often cause pain and require post-surgical recovery. As a result, patients may need to spend time away from work and take prescribed pain medications during post-surgery recovery.

•

Pain and discomfort. Many existing non-invasive procedures involving various laser wavelengths, RF, IPL and shockwave can cause pain during the procedure, which we believe may affect the operator’s ability to deliver a full therapeutic treatment without creating patient discomfort.

•

Potentially undesired results. Traditional invasive procedures can cause non-uniform fat reduction, dimpling, lumpiness, numbness, scarring, discoloration or sagging skin in the treated area. Minimally invasive and non-invasive procedures can cause skin or tissue damage if the physician does not carefully control the heat or ultrasound energy delivered in the treatment area.

•

Operator skill and technique dependent. The aesthetic results achieved through most invasive and minimally invasive procedures are dependent upon the operator’s skill and training. In addition, these procedures often require a significant amount of direct physician or highly trained personnel time to perform the procedure. Poor technique may lead to reduced efficacy, inconsistent aesthetic results and adverse events.

•	High cost. Invasive procedures can be significantly more expensive for patients than minimally invasive or non-invasive aesthetic procedures.

Our Aesthetic Technology Solutions

We have designed a suite of medical aesthetic systems that use our proprietary (MP)2 technology to address the limitations of existing medical aesthetic technologies and procedures. Our systems have the following characteristics:

•

Non-invasive. Our systems use technologies that are primarily non-invasive. Our core (MP)[2] technology combines multipolar RF and magnetic pulse synthesizers to homogenously raise temperature over the entire treatment area and multiple skin layers. Controlled, targeted, uniform heat distribution and the ability to maintain clinically acceptable therapeutic temperature for the entire treatment results in no heat spikes (thermal surges) and eliminates the need for topical cooling agents.

•

Easy-to-use and delegable technology. We believe that the effective use of our aesthetic systems is not technique-dependent and requires limited training and skills to obtain successful aesthetic results. This allows physicians to leverage their own time and increase throughput since procedures can be performed by non-physician operators, subject to local regulations. We design our systems to be easy to operate with this benefit in mind.

•

Results for broad range of skin types. Our (MP)[2] technology uses proprietary algorithms that harness the benefits of both RF and Pulsed Electromagnetic Field Therapy (“PEMF”) therapy. This resulting energy matrix penetrates multiple layers of skin, raising temperature homogenously and effectively. We believe this type of skin penetration improves treated conditions and provides visible results for a broad range of skin types.

•

Technology enables products to be designed for affordability. Our technology enables us to focus on designing and manufacturing products at an affordable cost. We offer our products at competitive prices without sacrificing quality, while maintaining our margin objectives. Our competitive prices and subscription model also allow our customers the ability to offer more affordable treatment options to patients.

Our Competitive Advantages for the Aesthetic Market

•

Expands potential market. Our subscription-based model enables us to sell to both traditional and non-traditional customers without the involvement of third-party lenders, which allows us to reach many customers who choose not to purchase competitors’ aesthetic products because of the barriers associated with equipment financing.

•

Mitigates credit risk. Our 30-day activation code technology helps to mitigate the risk that our customers will default on their payments by disallowing use of the system until we receive the monthly payment.

•

Maintains strong customer relationships. Our subscription-based model requires us to maintain awareness of customer views and expectations, which allows us to provide high-quality services and maintain an on-going relationship with customers on a month-to-month basis. Our “high-touch” customer philosophy leads to continuous interactions with our customers and enables us to cultivate strong and long-term relationships.

•

Controls secondary market resales. Our 30-day activation code technology also reduces the risk that our products will be resold in the secondary market without authorization. This allows us to control the various distribution channels for our products and maximize the value of our products after purchase.

•

Opportunities for access to the newest available Venus Concept’s technology and revenue enhancement. Our customers have the opportunity throughout the subscription period to upgrade into our newest available or alternative technology. A subscription agreement also allows customers to participate in the most current marketing and branding activities we offer. Our quarterly educational webinars, online promotions events, and periodic remote consultations lead to continuing client interaction and the ability to expand the client’s business and service offerings.

Competitive Advantages For Our Customers in the Aesthetic Market

•

Return on investment. By spreading payments over a 36-month period, our subscription-based model option is designed to facilitate our customers achieving positive cash-flow from their investment in our systems, thus reducing a portion of implementation risk and concerns associated with large initial capital outlays.

•

Expansion of services. Our aesthetic systems allow customers to expand the services offered within their practices. A majority of our systems can be used to treat more than one clinical indication, and some products can be purchased as a modular platform that can be modified to match the needs of a growing aesthetic business. To the extent we are successful in receiving FDA and other clearances for additional clinical indications, the value of our modular platform technologies to customer practices may be further enhanced.

•

Leverage physician time and clinic infrastructure. Subject to the laws of each state in the United States and in other jurisdictions, our physician customers may delegate these non-invasive procedures to nurse practitioners, technicians, and other non-physicians as long as the systems are operated under the physicians’ supervision. We believe that this creates leverage to save physician time and requires the use of less practice infrastructure.

•

Less onerous credit and disclosure requirements for physicians and clinics. Our subscription-based model allows our customers to purchase our products without the involvement of third-party lenders or leasing companies that require borrowers to undergo burdensome application, review and fee requirements.

•

Opportunity to upgrade. Our customers in good standing have the opportunity under the subscription-based model to “upgrade” into our newest available or alternative technology, which allows these customers to employ our latest technologies in their practices.

•

Practice enhancement program. Our practice enhancement program offers marketing, clinical and technical support to subscription customers. These services focus on improving practice or clinic revenue performance, as well as the customers’ overall financial and business metrics. In addition, we provide remote educational programs that focus on driving best practices and increasing clinical and economic performance of our customers.

Hair Restoration Solutions

Traditional Hair Loss Treatment Options and Their Limitations

The treatments for hair loss can broadly be divided between non-surgical options and surgical procedures.

Non-Surgical Options

Traditional non-surgical options for hair loss include prescription therapeutics and non-prescription remedies. In the United States, the FDA has authorized two prescription therapeutics for hair loss: Rogaine which is applied topically, and Propecia which is ingested in pill form. Both Rogaine and Propecia have several drawbacks, including limited efficacy in some individuals, potential side effects and the need for strict patient compliance for the treatment to have meaningful effect.

Surgical Procedures

Surgical procedures to address hair loss, specifically follicular unit transplantation (“FUT Strip Surgery”) and FUE, continue to evolve and become more popular. FUE is significantly less invasive than FUT Strip Surgery. In this procedure, the physician or technician removes individual hair follicles from the patient’s scalp without removing a strip of tissue. FUE can be performed with manual hand-held punches, automated hand-held devices (e.g. NeoGraft®) or robotically with the ARTAS® System.

FUT Strip Surgery

In a FUT Strip Surgery procedure, the physician uses a sharp scalpel to surgically remove a large strip of the patient’s scalp, approximately eight inches in length, and one-half inch in width and depth, from the donor area. The subsequent wound is sutured or stapled closed. Hair follicles are then removed from the strip of scalp, and individual hair follicles are then implanted into the patient’s scalp. FUT Strip Surgery results in a linear scar which may enlarge over time creating a poor aesthetic outcome in the donor area. As a result, strip surgery patients are generally unable to wear their hair short without revealing the scar.

Follicular Unit Extraction Using Hand-Held Devices

In a FUE procedure, rather than surgically removing a portion of the patient’s scalp, each hair graft is individually dissected from the scalp for transplantation. Because a strip of the patient’s scalp is not removed, a FUE procedure avoids a long linear scar and reduces the post-operative pain and numbness associated with strip surgery. Following the dissection of the individual hair follicles, the physician uses a hand-held device to remove the hair follicles. After harvesting, the individual hair follicles are implanted in the same way as in a strip surgery procedure.

Limitation of Traditional Hair Loss Treatment Options

Drawbacks of FUT Strip Surgery and FUE Surgery Using Hand-Held Devices

While FUT Strip Surgery and FUE surgery using a hand-held device (“Manual FUE”), can provide significant, long-term results in restoring hair, there are several limitations associated with these procedures.

•

Technician training. FUT Strip Surgery and Manual FUE procedures require dexterity, demanding hand-eye coordination, and attention to detail by all members of the transplant team. For strip surgeries in particular, a physician or technician must undergo significant training to dissect grafts under a microscope and it can take a significant period of time for a technician to become proficient.

•

Labor intensive. Both FUT Strip Surgery and Manual FUE procedures require a team of technicians to perform the procedure. The labor intensiveness, tedious and time-consuming nature of these techniques limits the number of procedures physicians can perform.

•

Long learning curve. Both FUT Strip Surgery and manual FUE procedures require a major investment of time on the part of physicians and technicians to learn the technique. A physician must commit a substantial amount of time to learn the Manual FUE harvesting technique and they often report that the technique is technically and ergonomically challenging. For FUT Strip Surgeries, there is a significant time investment made to train each technician to dissect grafts under a microscope, handle the delicate grafts with instrumentation and to place the grafts into the site incisions during implantation.

•

Surgical planning and recipient site making. In making the recipient sites into which hair follicles are transplanted, the ability of the physician and the technician to visualize and avoid injuring existing hair is limited to what they can achieve with magnified lenses. As a result, this limited visualization may compromise the aesthetic outcome.

•

Inconsistency in performance. Both FUT Strip Surgery and Manual FUE procedures require either physicians or technicians to perform the repetitive and tedious tasks of dissecting grafts over a long period of time. In a FUT Strip Surgery, the technicians are required to dissect the individual follicles from the harvested strip of the patient’s scalp, whereas in a Manual FUE procedure the physician and technicians are required to harvest each individual follicle directly from the patient’s scalp. As a result of this lengthy and tedious process, the physician or technician may begin to fatigue and his or her ability to maintain the concentration necessary to consistently extract high-quality grafts without causing follicle damage may diminish.

The ARTAS® Solution

We believe the ARTAS® System addresses many of the shortcomings of other hair restoration procedures. The ARTAS® System is capable of robotically assisting a physician through many of the most challenging steps of the hair restoration process, including the dissection of hair follicles, site planning and recipient site making. We believe, with this assistance, the ARTAS® System can help shorten the often-long learning curve for both physicians and technicians to become proficient in performing hair restoration procedures. In addition, we believe that by assisting the physician and technicians with many of the repetitive and tedious tasks associated with the hair restoration procedure, the ARTAS® System can make hair restoration procedures less labor intensive and can reduce inconsistent results. Further, we believe the ARTAS® System’s Site Making functionality, which includes an enhanced imaging system and sophisticated algorithms, helps physicians avoid damaging existing follicles and enables them to create a more natural, aesthetically pleasing outcome for the patient. In March 2018, we received 510(k) clearance from the FDA to expand the ARTAS® technology to include implantation of harvested hair follicles. In December 2018, we completed the International Organization for Standardization (ISO) audit and are compliant with CE Mark requirements for the sale of the ARTAS® iX System with implantation functionality in Europe.

We strategically market the ARTAS® System to hair restoration surgeons, dermatologists, plastic surgeons and aesthetic physicians. We believe we can reach our target physician customers effectively through focused marketing efforts. These efforts include participation in trade shows, scientific meetings, educational symposiums, webinars, online advertising and other activities. For physicians who purchase the ARTAS® System, we provide comprehensive clinical training, practice-based marketing support, as well as patient leads. For example, we believe we help our physician customers increase the number of procedures performed by assigning a practice development manager, or PDM, to aid in building the physician-customer’s hair restoration practice. Support from a PDM includes providing assistance with recruitment, consultation, and conversion of patients. Additionally, PDMs deploy patient marketing materials, assist with social media and digital marketing strategies, and provide other marketing and sales support.

Advantages of the ARTAS® Procedure

Patient Value. We believe the ARTAS® System significantly improves the patient experience and outcome in hair transplantation procedures in the following ways:

•

The ARTAS® procedure provides patients with a minimally invasive, less painful alternative to FUT Strip Surgery. The ARTAS® System has a faster recovery time and avoids the long linear scar at the back of the patient’s head.

•

Through the ARTAS® System, the dissection of grafts is performed in a manner that leaves only small pinpoint scars that heal faster and are less detectable than the larger post-operative linear scar that would be produced from FUT Strip Surgery. As a result, an ARTAS® procedure can, in many cases, offer a shorter recovery time and can enable patients to resume their daily lifestyle faster than with strip surgery. In addition, the ARTAS® procedure allows patients to wear their hair short without a noticeable scar.

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

•

In addition to the advantages afforded to patients, we believe the ARTAS® System and ARTAS® 3D pre-operative planning software application provide compelling benefits for physicians. The ARTAS® System’s image-guided robotic capabilities allow physicians to perform procedures with fewer staff than what might be required for a traditional FUT Strip Surgery or a Manual FUE procedures. With the robotic assistance provided by the ARTAS® System, we believe physicians and technicians will be able to perform the complicated, repetitive and tedious task of dissecting hair grafts with less fatigue and greater productivity than would be possible in a manual FUE procedure.

•	Hair restoration procedures are generally paid for by the patient and do not involve the complexity of securing reimbursement from third-party payors.

•

We believe the ARTAS® System’s image-guided robotic capabilities allow physicians to perform hair restoration procedures with fewer staff required than a traditional FUT Strip Surgery or a Manual FUE procedure. Procedures can also be performed with less physician and technician fatigue.

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

Clinically-Established Results. Four peer-reviewed clinical publications have demonstrated the quality and consistency of grafts produced by the ARTAS® System. One published study indicated average damage rates for the hair follicles, or transection rates, with the ARTAS® System were as low as 6.6%, with a second study documenting average transection rates as low as 4.9% in a separate population of patients. The third study documented that the ARTAS® System can be programmed by the physician to select follicular units with larger groupings of hairs while skipping single hair grafts, which allows physicians to choose particular follicular units depending on the hair density they are trying to achieve, providing a clinical benefit as measured by the increase in hairs per harvest of 17% and as measured by the increase in hairs per graft of 11.4%. Results were statistically significant with a p-value less than 0.01. This study also demonstrates the ability of robotic follicular unit graft selection to increase the amount of hairs a physician can extract for each incision made in the donor area. The fourth study demonstrated that FUE cases larger than 2,500 grafts, or mega-sessions, are possible using the ARTAS® System. These peer-reviewed publications demonstrate the reproducibility and consistency of dissection results from the ARTAS® System in a diverse group of patients, even as the system is used by different clinicians. To our knowledge, there are no other peer-reviewed clinical publications that demonstrate the reproducibility of results utilizing other products in FUE or strip surgery procedures. We intend to encourage scientific research in the study of hair restoration to improve our technology, solutions, enhance understanding of our industry and educate physicians on the capabilities of the ARTAS® System.

Advantages of the NeoGraft® Solution

We believe that NeoGraft® offers a technology solution that complements our robotic hair restoration system and provides an alternative to FUT Strip Surgery and fully manual FUE procedures for our customers and their patients.

Patient Value

•

Unlike traditional FUT Strip Surgery procedures, the NeoGraft® system is minimally invasive. In a FUE procedure using NeoGraft®, rather than surgically removing a portion of the patient’s scalp, each hair graft is individually dissected from the scalp for transplantation. Because a strip of the patient’s scalp is not removed, a FUE procedure avoids a long linear scar and reduces the post-operative pain and healing process, reducing the risk of potential infection and pain.

•

The ARTAS® iX is currently FDA-cleared for men diagnosed with androgenetic alopecia (male pattern hair loss) with black or brown straight hair. The NeoGraft® may also be used for women and people with curly or light-colored hair.

•	NeoGraft® can be used for fine tuning of small, specific areas of the scalp, temples and temporal peaks.

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

•

Our NeoGraft® system is priced at a much lower price point than our ARTAS® robotic system making it a feasible alternative for physicians who do not perform a large volume of hair restoration surgeries.

Our Strategy

Our goal is to become a leading global provider of minimally invasive and non-invasive medical aesthetic technologies, hair restoration technologies and their complimentary products. To achieve this goal, we intend to:

•

Broaden our portfolio of product offering. We continue to invest in and leverage the extensive energy-based technology developed by our experienced research and development team in Israel, and we believe that collaboration with the experienced robotic research and development team in San Jose will bring new and innovative technology solutions to the hair restoration and non-invasive and minimally invasive categories of aesthetic medicine.

•

Apply robotic technologies to new applications. Our research and development teams in Israel and the United States continue to collaborate on the development of new and innovative technology solutions to the non-invasive and minimally invasive categories of aesthetic medicine. We are working on robotically assisted minimally invasive solutions for aesthetic procedures that currently can only be treated by surgical intervention. Our RoboCor™ device, which we estimate will begin clinical trials in the second quarter of 2021, is being designed to directionally tighten skin through dermal micro-coring, which we believe can result in directional skin tightening without scarring. RoboCor’s intended initial indications are for non-surgical face lift, upper arm lift, necklift, and stretchmarks. We also believe that robotics, machine vision and artificial intelligence can provide significant improvements in the delivery of neurotoxins and volumizers. We are currently investigating the application of our robotic technology to the safe and precise delivery of injectable treatments.

•

Hair restoration market. We continue to focus on providing a complete set of products and services to service the hair restoration market. With ARTAS® and NeoGraft®, we believe that our hair restoration product offering serves a broad segment of the market.

•

Expand FDA (and other regulatory agencies) cleared indications for our products. We intend to seek additional regulatory clearances from the FDA, the National Medical Products Administration (NMPA, previously CFDA), Health Canada and other national regulatory bodies and to extend the scope of our existing FDA clearance and CE Mark certifications. Additionally, we intend to expand the scope of marketable indications for our technologies in other markets.

•

Leverage our subscription-based model to new market channels. Our subscription-based model offers our customers an alternative to using third-party lenders and reduces their initial capital expenditure obligations. We believe that with ever increasing restrictions on government reimbursement for medical procedures, there is a large, predominantly untapped market of physicians and physician-owned clinics that are seeking new “pay out-of-pocket” revenue streams. Limited availability of cost-effective capital financing to many non-traditional customers makes it more difficult for these types of providers to build new revenue streams. Our technology and subscription-based model are designed to specifically target, support and address these issues, enabling us to expand into previously untapped markets.

•

Expand into non-traditional markets. We intend to market our systems to current and potential providers of aesthetic services in the large and under-penetrated non-traditional aesthetic market. The ease of use of our technologies makes our systems suitable for adoption by physicians and other providers in non-traditional markets, including general and family practitioners and aesthetic medical spas.

•

Increase our international presence. We have built a direct sales force through wholly-owned subsidiaries in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Israel, and Australia, with majority-owned subsidiaries in China, Hong Kong, and South Africa, and a strong and growing network of international distributors. We have implemented a strategy to expand our sales and marketing capabilities to establish the Company as a primary participant in the aesthetic device and hair restoration market internationally and believe we are well positioned to continue to grow our revenue from customers located outside North America.

•

Increase consumer awareness and demand for our products. We intend to continue to employ targeted and strategic media to engage consumers through social and digital media marketing programs in order to generate awareness of and demand for our technologies, with an emphasis on targeting the non-traditional physician market.

Our Technologies

We use a variety of technologies that allow us to expand into non-traditional physician markets. One differentiating technology is our proprietary multipolar pulsed technology, or (MP)2, which synergizes PEMF and a multipolar RF matrix. Our (MP)2 technology is applicable to a wide range of non-invasive skin tightening, wrinkle reduction, body contouring, cellulite, and fat reduction, which have been cleared in the United States., Canada, and Europe, and we have commenced our entrance into the rapidly growing non-invasive feminine health market in various geographic regions. We also currently have solutions based on other technologies such as fractional ablative RF, IPL and laser technologies, affording a broader set of solution options to address key markets for hair removal, and vascular pigmented lesions, circumference reduction and fat reduction (lipolysis). As part of our strategy, our Venus Freeze Plus® and Venus Fiore® systems come with integrated Automatic Temperature Control (“ATC”) and our Venus Velocity™, Venus Viva®, Venus Fiore™, Venus Freeze Plus™, Venus Bliss™, Venus Epileve™, ARTAS® and NeoGraft® systems come with integrated internet of things (“IOT”) capabilities.

Background on Energy-Based Aesthetic Technologies

RF, a technique that has been employed for several decades for medical purposes, uses an oscillating current of electricity to generate energy in the form of heat. This heat can be used to stimulate, coagulate and/or ablate targeted tissue within the body. RF energy is most commonly used in aesthetic dermatology as a noninvasive method of skin tightening, wrinkle removal, and facial rejuvenation. RF devices that use fractional ablative/coagulative technology have been shown to improve the appearance of fine lines and wrinkles in the dermis, while maintaining low risk of adverse side effects in patients of most skin types. This fractional technology uses electrodes to deliver the RF energy to the targeted tissue and has been used for treating a variety of dermatological conditions such as improving facial brightness and improving the appearance of skin tightness and skin pigmentation. RF has been recognized as a solution by various researchers and companies for aesthetic use due to its safety profile on many skin types, limited downtime and results for tissue tightening.

PEMF has demonstrated benefits for soft tissue repair (in cases of various sports related injuries), while exhibiting few side effects. It has been suggested that tissue exposed to PEMF has a modulated production of growth factors leading to elevated production of collagen and other proteins, and improved skin vitality and appearance. PEMF triggers a cascade of biological processes at a cellular level that facilitates the creation of new blood vessels (called angiogenesis).

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

Our (MP)2 Proprietary Technology

Our proprietary (MP)2 technology employs both PEMF and multipolar RF energy in a synergistic manner. (MP)2 is noninvasive and because (MP)2 disperses heat equally across the treatment area, it does not produce potentially painful localized heat spikes, and unlike other devices employing RF, (MP)2 does not require local cooling during treatment.

PEMFs energy is created by running short pulses of electrical current through metal coils, which results in the formation of electromagnetic fields. Electromagnetic fields, in turn, influence the behavior of charged particles, including various biomolecules, within the range of the electromagnetic field to cause one or more desired effects at the cellular level. The non-thermal impact of PEMF therapy is used for aesthetic application requiring enhanced collagen synthesis, for treatment of wounds, and in the management of postsurgical pain and edema.

RF energy, on the other hand, delivers radiofrequency energy that manifests itself as heat within various layers of the skin. The heat generated in the tissue by application of RF energy directly affects fibroblasts, extra cellular matrix (“ECM”) and fat cells, thereby triggering natural wound healing processes of the skin and resulting in synthesis of new collagen and elastin fibers. In addition, under predetermined conditions, the heat causes contraction of collagen fibers and lipolysis. In our (MP)2 technology, we employ a multipolar matrix of RF circuits to produce heat. Our multipolar RF matrix distributes the RF currents evenly across the treatment area and volume in a proprietary pattern, which results in the quick and uniform heating of the skin layers without overheating any particular area of the skin.

Elements of (MP)2 Technology

Benefits of (MP)² Technology

Our proprietary (MP)2 technology enables medical and aesthetic practitioners to offer a wide range of non-invasive skin tightening and body contouring solutions.

The main benefits of using (MP)2 technology in non-invasive aesthetic treatments are the following:

•	Cleared for various indications by the FDA, Health Canada and the European Union (CE Mark).

•

Technology that delivers RF energy uniformly. The volumetric homogeneous distribution of heat reduces localized temperature spikes and eliminates the requirement to use a cooling aid, resulting in comfortable treatments.

•

Ergonomic handpieces designed to increase comfort and reduce operator fatigue. A user-friendly interface designed to facilitate intuitive operation, and in most cases does not require an extensive training process.

Our Additional Key Technologies

In addition to our core (MP)² technology, we have technologies that use fractional RF (delivery of ablation and coagulation to pre-determined fractions of the skin), IPL and laser technologies that allow us to address key markets for skin resurfacing, wrinkle reduction, body contouring, noninvasive lipolysis and circumference reduction, hair removal, acne treatment and treatment of vascular and pigmented lesions. In offering these solutions in the markets where we have marketing clearances or approvals, our goal is to provide improved technologies that are safe and effective for their intended uses and economically viable for our customers.

Fractional Ablative RF

Fractional ablative/coagulative techniques improve the appearance of skin surfaces by micro-injuring the skin in a fractional manner to trigger a healing response in the treated area. This both tightens the skin and elicits collagen formation, thus rejuvenating the skin surface. Because our fractional RF technology does not use lasers or other light technologies, which are skin color dependent, fractional RF can be used on patients of all skin tones. Fractional RF technology has been incorporated into our Venus Viva® applicator, supported by our Venus Viva® , Venus Viva®

MD and Venus Versa® systems.

Intense Pulsed Light

Our IPL devices employ non-laser high intensity light sources as part of a high-output flash lamp to produce a broad wavelength of non-coherent light, usually in the 400 to 1200 nm range, that may be further filtered to narrower bands per specific absorption coefficients of predetermined chromophore targets and may be applied to remove unwanted hair as well as vascular and pigmented lesions.

We have incorporated IPL technology into our Venus Versa® system to expand that treatment offering and to build a modular, upgradable platform that affords a comprehensive solution for common aesthetic treatments. Specifically, the IPL capability permits users of the Venus Versa® systems to offer their patients the service options of removing unwanted hair, treating acne vulgaris, and treating vascular and pigmented dermal lesions. The Venus Versa® uses a square pulse technology in which continuous pulses of the combination of certain wavelengths create a signal that alternates between a constant fixed intensity for a period of time and then changes to a state of no energy for an amount of time. This allows treatment of an area of the patient without having the tissue exposed to the undesirable lower wavelengths that would be present in a signal with a declining, sinusoidal or other varying pattern of energy. A cooling mechanism is also used, cumulatively allowing for an effective impact using less energy per area in a given time period. This enables efficient treatment while significantly reducing and sparing the patient from the undesired side effects that are sometimes associated with IPL treatments.

Diode Lasers

Diode laser technology is a recognized technology for hair removal and lipolysis. The Venus Velocity™ and Venus Epileve™ systems achieve hair removal, permanent hair reduction and treatment of ingrown hair using the diode laser. Both devices employ the laser energy to skin via a chilled sapphire light guide that conductively cools the skin surface simultaneously with the delivery of laser energy that is absorbed in the hair follicle pigment,, thereby maintaining low temperature in the epidermis to enhance the comfort of the procedure and avoid potential epidermal damage while destroying the hair for hair removal. The Venus Velocity™ and the Venus Epileve™ systems allow us to expand our offering in the hair reduction market, which is one of the most popular non-invasive energy based aesthetic procedures in the United States.

Our laser technology is also incorporated into another non-invasive diode laser device, the Venus Bliss™. The diode laser system is intended for non-invasive lipolysis of the abdomen and flanks in individuals with a Body Mass Index of 30 or less.

Our Products

Our product portfolio includes nine energy-based systems that provide solutions for various non-invasive aesthetic applications using Venus Concept’s (MP)² technology, as well as the VariPulse™, and/or fractional ablative RF, IPL, or laser technologies. We offer two hair restoration solutions, NeoGraft® and ARTAS®, and a series of topical serums to be used with our Venus Glow™ system.

Product name	Technology	Regulatory Clearance
Venus Legacy®

Venus Legacy® combines (MP)[2] and VariPulse™ technologies with real-time thermal feedback to act as a workstation, providing homogeneous heating to multiple tissue depths while allowing for adjustable pulsed suction.

FDA

•   The Venus Legacy® BX is a noninvasive device intended for use in dermatological and general surgical procedures for females for the noninvasive treatment of moderate to severe facial wrinkles and rhytides in Fitzpatrick Skin Types I-IV.

•   The Venus Legacy® CX using the LB2 and LF2 applicators is intended for the treatment of the following medical conditions for delivery of non-thermal RF combined with massage and magnetic field pulses: relief of minor muscle aches and pain; relief of muscle spasm; temporary improvement of local blood circulation; and temporary reduction in the appearance of cellulite.

Canada Temporary increase of skin tightening, temporary circumferential reduction, temporary cellulite reduction, temporary and wrinkle reduction.
EU (CE Mark) Increase of skin tightening, temporary circumferential reduction, cellulite reduction and wrinkle reduction.

Product Name	Technology	Regulatory Clearance
Venus Versa™

Venus Versa® is a versatile system based on a multi-application approach. It is a modular and upgradable platform that offers the most in-demand aesthetic treatments by supporting 10 optional applicators which utilize Venus Concept’s (MP)[2], and IPL and NanoFractional RF technologies. Designed as an open platform, the Venus Versa® can be configured to best suit a practice’s needs with the ability to add additional applications as the practice grows or changes. Depending on the applicator, or the applicator’s sequence of use, the platform can provide multiple aesthetic solutions.

FDA

The Venus Versa® system is a multi-application device intended to be used in aesthetic and cosmetic procedures.

The SR515 and SR580 IPL applicators are indicated for the following:

•   Treatment of benign pigmented epidermal and cutaneous lesions including, hyperpigmentation, melasma, ephelides (freckles), lentigines, nevi, and cafe-au-lait macules.

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

Product Name	Technology	Regulatory Clearance

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

The Venus Versa® system, using the Octipolar™ applicator, is designed for use in temporary body contouring via skin tightening, circumferential reduction, and cellulite reduction.

Product Name	Technology	Regulatory Clearance

EU

•   The Venus Versa® system, using the Diamondpolar™ applicator, is designed for use in dermatological procedures requiring treatment of moderate to severe facial wrinkles and rhytides in Fitzpatrick skin types I-IV.

•   The Venus Versa® system, using the Octipolar™ applicator, is designed for use in body contouring via skin tightening, circumferential reduction, and cellulite reduction.

•   The Venus Versa® system, using the Venus Viva® applicator, is designed for use in dermatological procedures requiring ablation and resurfacing of the skin.

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

•   The ACDUAL IPL applicator is indicated for the treatment of acne vulgaris.

Product Name	Technology	Regulatory Clearance
Venus Viva® and Venus Viva® MD

Venus Viva® is an advanced, portable, fractional RF system for dermatological procedures requiring ablation and resurfacing of the skin. Venus Viva® uses (Nano)Fractional RF and Smart Scan technologies. The combination of technologies allows ablation/coagulation heated zone density control and pattern generation via a proprietary tip. The energy is delivered through 160 (Viva) or 80 (Viva MD) pins per tip into the treated skin and maintains the surrounding tissue intact and healthy to support the healing process.

FDA

The Venus Viva® SR is intended for dermatological procedures requiring ablation and resurfacing of the skin.

Canada

Dermatologic and general surgical procedures requiring ablation and resurfacing of the skin, using the Firm FX applicator, and treatment of moderate to severe wrinkles and rhytides in Fitzpatrick skin types I-IV, using the Diamondpolar applicator.

EU

Using the Diamondpolar™ applicator, Venus Viva® is designed for use in dermatological procedures requiring treatment of moderate to severe facial wrinkles and rhytides in Fitzpatrick skin types I-IV. The Venus Viva® system, using the Viva applicator, is designed for use in dermatological procedures requiring ablation and resurfacing of the skin.

Venus Freeze™ (MP)² and Venus Freeze Plus™

Venus Freeze Plus® is the second generation of Venus Concept’s (MP)[2] family of products. The Venus Freeze Plus® uses Venus Concept’s (MP)[2] technology. ATC is a new feature that Venus Concept added to the Venus Freeze Plus™, which allows the operator to choose a target temperature within the therapeutic range and have the system adjust the output power accordingly, to automatically maintain the desired temperature. This feature allows a more intuitive user experience, and results in less variable treatment outcomes usually attributable to the differences in operator’s techniques.

FDA

The Venus Freeze® (MP)2 system is a noninvasive device intended for use in dermatologic and general surgical procedures for females for the noninvasive treatment of moderate to severe facial wrinkles and rhytides in Fitzpatrick Skin Types I-IV, using the Diamondpolar and Octipolar applicators.

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

EU

Venus Freeze Plus system, using the Diamondpolar applicator, is intended for dermatological procedures requiring treatment of moderate to severe facial wrinkles and rhytides. The Venus Freeze Plus system, using the Octipolar applicator is intended for:

•  Increase of skin tightening;

• Temporary circumferential reduction;

•  Cellulite reduction; and

•  Wrinkle reduction.

Product Name	Technology	Regulatory Clearance
Venus Velocity™

The Venus Velocity™ system uses pulsed laser energy of 800 mm that is absorbed by a chromophore or pigmented target (e.g., melanin in hair follicles) that has high optical absorption at the selected laser wavelength than the surrounding tissue. Different chromophores are targeted for different clinical indications. The selective absorption of different wavelengths leads to localized heating and thermal denaturation and destruction of the anatomic hair follicle target with minimal effect on surrounding tissues. The chilled sapphire light guide conductively cools the skin simultaneously with the delivery of laser energy, thereby maintaining low temperature in the epidermis to enhance the comfort of the procedure and avoid potential epidermal damage.

FDA

The Venus Velocity™ is intended for all Fitzpatrick skin types, including tanned skin, for use in dermatology, general and plastic surgery applications for:

•   Hair removal;

•   Permanent hair reduction (defined as the long-term stable reduction in the number of hairs regrowing when measured at 6, 9, and 12 months after the completion of a treatment regimen); and

•   Treatment of pseudofolliculitis barbae.

Canada

The Venus Velocity™ is intended for all Fitzpatrick skin types, including tanned skin, for use in dermatology, general and plastic surgery applications for:

•   Hair removal;

•   Permanent hair reduction (defined as the long-term stable reduction in the number of hairs re-growing when measured at 6, 9, and 12 months after the completion of a treatment regimen); and

•   Treatment of pseudofolliculitis barbae.

EU

The Venus Velocity™ is intended for treatment of hirsutism (hair removal), permanent hair reduction, and the treatment for pseudofolliculitis barbae (PFB). Permanent hair reduction is defined as the long-term, stable reduction in the number of hairs re-growing when measured at 6, 9, and 12 months after the completion of a treatment regime. The Venus Velocity™ is intended for use on all skin types (Fitzpatrick skin types I -VI), including tanned skin.

Product Name	Technology	Regulatory Clearance
Venus Fiore®

Venus Fiore® incorporates Venus Concept’s (MP)[2] technology, supporting three different applicators. Venus Fiore® has a desktop configuration and is portable and compact. It incorporates ATC technology, allowing the operator to choose a target temperature within the therapeutic range and have the system adjust the output power accordingly, to automatically maintain the desired temperature. The vaginal applicator incorporates three pairs of electrodes, each pair of electrodes accompanied by a temperature sensor, allowing the operator to control the temperature in the distal, middle and proximal thirds of the vaginal canal independently. Venus Fiore® has received clearance in the EU and Israel, but is not yet licensed in the United States or Canada.

EU

The Venus Fiore® is intended for vaginal canal treatment and skin tightening. The applicators are intended as follows: (i) VG applicator is intended for improvement of symptoms of vaginal laxity and vaginal atrophy, (ii) the MP applicator for dermatological procedures requiring increasing of skin tightening and improvement in skin laxity of the Mons Pubis (MP) area and (iii) the LA applicator is intended for dermatological procedures requiring increasing of skin tightening and improvement in skin laxity of the Labia Majora area.

Israel Aesthetic and functional treatment of the vagina, labia and mons pubis.

Product Name	Technology	Regulatory Clearance
Venus Bliss™

The Venus Bliss™ device consists of a console (main unit), one RF applicator and four diode laser applicators. The system, via its different applicator types, delivers laser and/or bipolar RF energies, vacuum pressure, and pulsed magnetic fields to the skin and the underlying tissues of the treatment area. Venus Bliss™ delivers laser energy to the subcutaneous tissue layers via the four diode laser applicators connected to the console. The console utilizes diode laser modules as sources of optical energy and the optical output is fiber-coupled through the applicator to the treatment area so to increase the temperature of the fat resulting in fat breakdown (lipolysis). In addition, the Venus Bliss™ device through the (MP)[2] applicator provides RF treatments combined with emitted magnetic fields and vacuum massaging. The RF heating effect, together with the non-thermal magnetic fields and vacuum, leads to the temporary reduction in the appearance of cellulite, temporary relief of muscle pain and spasm, and improvement of local blood circulation in the subdermal layers.

FDA

Using the diode laser system, the Venus Bliss™ device is intended for non-invasive lipolysis of the abdomen and flanks in individuals with a Body Mass Index (BMI) of 30 or less.

Using the (MP)² applicator for delivery of RF energy combined with massage and magnetic field pulses, the Venus Bliss™ device is intended for the treatment of the following medical conditions:

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

Product Name	Technology	Regulatory Clearance
Venus Glow™

Venus Glow™ consists of a console and applicator. It is used to improve skin appearance using powerful tri-modality treatment combining a rotating tip, a vacuum modality and a jet. Venus Glow™ deep-cleans pores by removing impurities such as daily dirt and debris, dry or dead skin cells, and excess sebum.

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

Canada (listed as Class I without indication)

EU

Hair Transplant device

Venus Epileve™

The Venus Epileve™ system uses pulsed laser energy of 800 mm that is absorbed by a chromophore or pigmented target (e.g., melanin in hair follicles) while skin surface is being chilled, for different indications of hair removal and permanent hair reduction. Venus Epileve™ is intended to provide an entry level, affordable solution for non-traditional markets for hair removal of all skin types.

Canada

The Venus Epileve™ is intended for all Fitzpatrick skin types, including tanned skin, for use in dermatology, general and plastic surgery applications for:

 •Hair removal;

 •Permanent hair reduction (defined as the long-term stable reduction in the number of hairs re-growing when measured at 6, 9, and 12 months after the completion of a treatment regimen); and

 •      Treatment of pseudofolliculitis barbae.

EU

The Venus Epileve™ is intended for treatment of hirsutism (hair removal), permanent hair reduction, and the treatment for pseudofolliculitis barbae (PFB). Permanent hair reduction is defined as the long-term, stable reduction in the number of hairs re-growing when measured at 6, 9, and 12 months after the completion of a treatment regime. The Venus Epileve™ is intended for use on all skin types (Fitzpatrick skin types I -VI), including tanned skin.

Product Name	Technology	Regulatory Clearance
ARTAS® iX

The ARTAS® System is comprised of the cart, which includes the robotic arm, integrated vision system, artificial intelligence algorithms and a series of proprietary end effectors employed in an automatic manner. The accessories at the distal end of the robotic arm, such as the automated needle and punch, that interact with the patient’s scalp and hair follicles and perform various clinical functions including hair follicle harvesting and implantation.

FDA

Harvesting hair follicles from the scalp in men diagnosed with androgenic alopecia who have black or brown straight hair. The ARTAS® system is intended to assist physicians in identifying and extracting hair follicles units from the scalp during hair transplantation, creating recipient sites and implanting the harvested hair follicles.

Canada

Harvesting hair follicles from the scalp in men diagnosed with androgenic alopecia who have black or brown straight hair. The ARTAS® system is intended to assist physicians in identifying and extracting hair follicles units from the scalp during hair transplantation, creating recipient sites and implanting the harvested hair follicles.

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

Products in Development

On an ongoing basis, we work to bring new and innovative products to market. We are developing the following products and technologies:

Directional Skin Tightening (DT) Technology

DT is intended as a non-surgical alternative to lift and tighten skin for procedures typically requiring surgical intervention. It uses mechanical vision, artificial intelligence and robotics to achieve the intended outcomes. The punches DT utilizes for coring are designed not to leave scars on tissue. The skin will be contracted after coring by applying a flexible patch to the area which will allow healing of the skin with predefined directional effect.

Electrical/Magnetic Muscle Stimulation Technology

Electrical/Magnetic Muscle Stimulation (“EMS/MMS”) is muscle stimulation which assists body contouring and is intended to be complimentary to our Venus Bliss™ device. Muscle stimulation technology is used to stimulate muscle volume in predefined areas of the body by utilizing magnetic fields to create controlled muscle contractions. The EMS/MMS module will be operated with two applicators for use on symmetrical pairs of the muscles and will use smart algorithms to determine the strength and sequences of muscle contraction and relaxation.

Venus Legacy 2.0

We are working on the next generation of the well-established Venus Legacy® product line. This device is intended to extend the capabilities of the original Venus Legacy® system product line by combining (MP)² and VariPulse™ technologies with real-time thermal feedback and ATC to provide homogeneous heating to multiple tissue depths while allowing for adjustable pulsed suction to further support deep energy penetration. This will result in enhanced lymphatic drainage and improved circulation stimulation. The device will come with both hand-held and hands-free applicators.

VeroGrafter Services

In the United States, we offer the services of a group of independently contracted technicians who are certified to assist physicians during a hair restoration procedure. These technicians, who we market as “VeroGrafters”, must successfully complete a yearly certification process to remain active. VeroGrafters™ service is offered for NeoGraft® and ARTAS® procedures.

Practice Enhancement Program

To support the growth initiatives of our customers, we have built a practice enhancement offering that provides our customers with start-up services intended to help integrate marketing support along with business and marketing tools to grow their practices, improve their financial and business performance, and maximize their return on investment, while also supporting our sale of products and ancillary services. Complimentary practice enhancement services are included with the purchase of a system under our subscription model.

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

Clinical Developments

We continue to invest in research and development to support our technology, marketing and post-marketing surveillance. We also have a portfolio of 20 peer-reviewed publications and more than 20 white papers, many of which pertain to indications cleared outside of the United States to educate users in other countries and to study expanded indications in the United States. Authors for several of these publications hold stock options in Venus Concept or were paid consultants for us.

Research has shown that (MP)2 technology improves aspects of body contouring. The fractional RF has been shown to improve skin structure, including wrinkles and scars. IPL technology used in Venus Versa® has shown to be versatile and effective for treating vascular and pigmented lesions, acne and rosacea. Our diode laser technology has been shown to be effective for lipolysis and reduction of fat layer thickness. Additionally, the Venus Fiore® device has demonstrated ability to improve symptoms related to vaginal atrophy.

We have a number of ongoing clinical trials covering both new technologies and the development of expanded indications for existing technology. Clinical trials are conducted frequently to develop new technologies and support existing technologies and their respective enhancements and upgrades.

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

Direct Sales

We currently provide our subscription model and traditional sales model, as well as the associated marketing support programs through our wholly-owned subsidiaries in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Israel and Australia, as well as through Venus Concept’s majority-owned subsidiaries in China, Hong Kong, and South Africa.

Direct sales force. In the United States and select international markets, we use our direct sales force to sell our systems and other products and services. Our direct sales force also works directly with our customers to facilitate comprehensive education and training on the use of our systems. As of December 31, 2020, we had a direct sales and marketing team of approximately 142 employees, managed by four Vice Presidents of Sales for various international markets and one Vice President of Global Marketing. We plan to continue to expand our direct sales organization in the United States and other international markets of focus to help facilitate further adoption among a broad market.

Distributors. In countries where we do not operate directly, we sell through distributors. As of December 31, 2020, we had distribution agreements in over 65 countries. We enter into both exclusive and non-exclusive distribution agreements, which generally provide the distributor with a right to distribute certain of our products within a designated territory. Each agreement sets forth the minimum quarterly purchase commitments and if the distributor fails to meet one of its minimum purchase commitments, we have the ability to either convert any exclusive distribution rights to non-exclusive rights during the then-remaining term or terminate the agreement. To provide more comprehensive customer support, these agreements require our distributors to provide after sales service to customers, such as training and technical support, and various marketing activities, such as preparing and executing marketing plans and working with key market leaders in the designated territory to promote the product.

Marketing and Branding Programs

We are focused on, and invest heavily in, direct-to-consumer marketing initiatives to increase awareness of our products and services. We believe our marketing activities are both cost effective and critical in supporting the continued growth and development of our business. As of December 31, 2020, we had a Vice President of Global Marketing, with regional Marketing Managers in Asia Pacific (“APAC”),Europe, Middle East and Africa (“EMEA”), and Latin America (“LATAM”). We have an internal team of digital, graphics, brand and events specialists that support North America and our regional Marketing Managers.

We implemented business to business and business to customer public relations outreach strategies that incorporates both digital media and top national media channels in the fashion and beauty industries and have a presence on the most popular social media channels, such as Facebook, Twitter, YouTube, Pinterest, LinkedIn and Instagram. We also attend major medical and scientific meetings, as well as trade shows. Since some countries require customized marketing programs, we have hired country-specific marketing managers to ensure that marketing programs are executed successfully in those jurisdictions.

Customer Support

We provide our customers and authorized distributors with customer support through our fully integrated marketing program and strong clinical and technical support teams.

Practice Enhancement Program

To support the growth initiatives of our customers, we have built a practice enhancement strategy that provides customers with a fully integrated marketing support program with business and marketing tools to grow their practices, improve their financial and business performance, and maximize their return on investment while also supporting our sale of products and ancillary services. Our practice enhancement program includes the following features:

•

Inclusion in an advanced clinic directory that is promoted online and offline to consumers. The full-page listing includes the clinic’s contact information, social media profiles and a full list of available Venus Concept device treatments.

•	A comprehensive device launch plan, guidance on effective pricing and bundling strategies and involved in short and long-term business goal reviews and tracking.

•

Online courses and private remote workshops related to business strategies and clinic efficiency including customer retention and conversion strategies, effective patient consultation, credentialing, Venus Concept devices sales talking points, telephone skills, cross-selling and up-selling techniques, and photography best practices.

•

New Customer Success Kits comprised of a starter package with marketing materials necessary to introduce and promote new Venus Concept products with a heavy emphasis on a digital and social media strategy.

•	Analysis of business practices with instruction on effective patient consultation and conversion strategies.

•	Analysis of current social media and online marketing efforts and guidance on how to attract and convert potential consumers more efficiently.

•	For hair restoration customers, access to specialized VeroHair 12 Step Program designed to assist ARTAS® and NeoGraft® customers with building a successful hair restoration practice.

Technical and Clinical Support

We provide a warranty for the majority of our products against defects in materials and workmanship under normal use and service for a period of one year, with certain other products carrying a different warranty correlating to the number of uses the product undergoes or based upon the perishability of the product. Once the warranty expires, our customers have the option of purchasing a service contract, which is typically for a term of one to three years.

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

Manufacturing and Quality Assurance

We have our own research and development center in Yokneam, Israel and use three ISO-certified contract manufacturers in Karmiel, Israel; Mazet, France and Weston, Florida where it manufactures the Venus Legacy system as a virtual manufacturer in an FDA-registered facility. We assemble the ARTAS® iX System in San Jose, California, while reusable and disposable kits are assembled exclusively for us by NPI Solutions, Inc. (“NPI”) based in Morgan Hill, California.

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

Manufacturing facilities that produce medical devices intended for distribution in the United States and internationally are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, we are required to manufacture our products in compliance with the FDA’s Quality System Regulations (“QSR”), which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of our products. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We conform with and are in full compliance with ISO:13485:2016, CE (MDD→ MDR) and MDSAP.

We maintain a quality system designed to be compliant with quality system management and QSR and have procedures in place designed to ensure that all products and materials we purchase conform to our specifications, including evaluation of suppliers, and where required, qualification of the components supplied. Our current facilities are adequate to support our operations.

Research and Development

Our ongoing research and development activities are primarily focused on improving and enhancing our current technologies, products, and services, as well as expanding our current product offering with the introduction of new products for different aesthetic, medical and hair restoration applications. Our research and development efforts related to our technologies currently include research to expand indications, broaden our offering of system applicators, advance our proprietary (MP)2 technology, add new technologies and indications (e.g., EMS), refine our harvesting and site making functions, as well as the implantation functionality for the ARTAS® iX System, develop design improvements and new products, and implement a technology platform to record and collect information on each treatment procedure. For the years ended December 31, 2020 and 2019, we incurred research and development expenses of $7.8 million and $8.0 million, respectively. We expect our research and development expense to vary as different development projects are initiated and completed, as we invest in research, clinical studies, regulatory affairs and development activities over time, and as we continue to expand our business.

Intellectual Property

Portfolio

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2020, our patent portfolio is comprised of 10 issued U.S. patents which cover our (MP)2 technology that are associated with two different patent families (the earliest of which will expire in 2022), 97 issued U.S. patents primarily covering the ARTAS System and methods of use (the earliest of which expire in 2021), 11 pending U.S. patent applications, 111 issued foreign counterpart patents, and 27 pending foreign counterpart patent applications.

As of December 31, 2020, our trademark portfolio included the following trademark registrations, pending trademark applications or common law trademark rights, among others: Venus, Venus Concept®, Venus Fiore® , Venus Freeze® , Venus Freeze Plus® , Venus Glow™, Venus Heal™, Venus Legacy®, Venus Velocity™ , Venus Viva®, Venus Versa®, Venus Bliss™, Restoration Robotics®, ARTAS®, ARTAS® iX, Venus Concept delivering the promise, NeoGraft® and (MP)2. We continue to file new trademark applications in many countries to protect our current and future products and related slogans.

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

Competition

The medical technology and aesthetic product markets are highly competitive and dynamic and are characterized by rapid and substantial technological development and product innovation. Demand for our systems is impacted by the products and procedures offered by our competitors. Certain of our systems also compete against conventional non-energy-based treatments, such as neurotoxins and dermal fillers, chemical peels, and microdermabrasion. In the United States, we compete against companies that have developed minimally invasive and non-invasive medical aesthetic procedures. Outside of the United States, likely due to less stringent regulatory requirements, there are more aesthetic products and procedures available in international markets than are cleared for use in the United States. Sometimes, there are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we may face a greater number of competitors in markets outside of the United States. We also compete generally with medical technology and aesthetic companies, including those offering products and services unrelated to skin treatment. Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources, which increases competition and could result in increased downward pressure on our system prices.

In the surgical hair restoration market, we consider our direct competition to be FUT Strip Surgeries and Manual FUE procedures. Many of our surgical device and equipment competitors have greater capital resources, sales and marketing operations and service infrastructures than we do, as well as longer commercial histories and more extensive relationships with physicians. FUT Strip Surgery and some manual FUE procedures have a greater penetration into the hair restoration market, due in part to having a longer history in the market. Our indirect competition in the hair restoration market also includes non-surgical treatments for hair loss, such as prescription therapeutics, including Propecia, and non-prescription remedies, such as wigs, hair pieces and spray-on applications.

We believe that our competitors’ systems compete largely based on the following factors:

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

Government Regulation

The design, development, manufacture, testing and sale of our products are subject to regulation by numerous governmental authorities, including the FDA, and corresponding state and foreign regulatory agencies.

Regulation by the FDA

In the United States, the Federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. The FDA enforces the FDCA, and the regulations promulgated pursuant to the FDCA.

Each medical device that we wish to distribute commercially in the United States requires marketing authorization from the FDA prior to distribution unless an exemption applies. The two primary types of FDA marketing authorizations applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval (“PMA”). The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness for its intended use(s). Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls and include life-sustaining, life-supporting or implantable devices, devices of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

Most Class I devices and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from the FDA. By contrast, devices placed in Class III generally require PMA approval or approval of a de novo reclassification petition prior to commercial marketing. The FDA’s 510(k) clearance process usually takes from three to nine months but can take longer. For products requiring PMA approval, the regulatory process generally takes from one to three years or more, from the time the application is filed with the FDA and involves substantially greater risks and commitment of resources than either the 510(k) clearance or de novo processes.

510(k) Clearance

To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for PMA approval, commonly known as the “predicate device.” A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, a de novo classification or PMA approval.

We have made modifications to our products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required.

PMA Approval

A PMA application must be submitted if the device cannot be cleared through the 510(k) process and is found ineligible for de novo reclassification. PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical, and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must also include, among other things: a complete description of the device and its components; a detailed description of the methods, facilities and controls used to manufacture the device; and proposed labeling. Approval of FDA review of an initial PMA application may require several years to complete.

Clinical Trials

Clinical trials are almost always required to support the FDA’s approval of a premarket approval application and are sometimes required for 510(k) clearances. If a device presents a “significant risk,” as defined by the FDA, to human health, the device sponsor may need to file an investigational device exemption (“IDE”) application with the FDA and obtain an IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a “non-significant risk” device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the appropriate institutional review boards (“IRB”). Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements.

Similarly, in Europe a clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the ministry of health in the applicable country. In the EU, physico-chemical tests carried out on the medical device may be necessary in order to obtain the CE mark. These tests must be performed by accredited laboratories for Class II b and III medical devices. The reports and tests are required to be filed in a technical file submitted to the notified body for validation of and obtaining the CE mark. Regulation 2017/745 (MDR) applicable as of May 2021 in the EU will significantly strengthen the requirements for clinical evaluation (EC). The clinical evaluation for class II b and class III medical devices will be based on a critical evaluation of relevant scientific publications, the results of all available clinical investigations as well as the consideration of other medical devices with the same purpose. Regulation 2017/745 notably requires the manufacturer to carry out a post-marketing safety monitoring plan, which includes post-marketing clinical follow-ups (SCAC) in order to update information about the devices marketed throughout its life cycle, and notably any adverse effects.

Post-market Regulation

Any devices that are manufactured or distributed pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. After a device is placed on the market, numerous regulatory requirements continue to apply. These include establishment registration and device listing with the FDA, QSR requirements, labeling and marketing regulations, clearance or approval of product modifications, medical device reporting regulations, correction, removal and recall reporting regulations, Unique Device Identifiers (UDI) compliance, the FDA’s recall authority, and post-market surveillance activities and regulations.

We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. A failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of products. The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

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

Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. Medical devices requiring clearance or approval, but for which such clearance/approval has not been obtained, also must not be marketed. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

We received an inquiry from the FDA in August 2018 regarding apparent off-label or unapproved uses of Venus Fiore™. However, we never marketed or promoted Venus Fiore® in the United States and we explained this to the agency. We subsequently added as a precaution a geoblocker functionality to our website, to portray accurately what devices we are marketing in the United States. This matter has been closed by the FDA.

Export of Our Products

Export of products subject to the 510(k) notification requirements, but not yet cleared to market, is permitted with the FDA authorization provided certain requirements are met. Unapproved or uncleared products subject to the PMA requirements may be exported if the exporting company and the device meet certain criteria, including, among other things, that the device complies with the laws of the receiving country, has valid marketing authorization from the appropriate authority and the company submits a “Simple Notification” to the FDA when it begins to export. Importantly, however, export of such products may be limited to certain countries designated by statutory provisions, and petitions may need to be submitted to the FDA to enable export to countries other than those designated in the statutory provisions. The petitioning process can be difficult, and the FDA may not authorize unapproved or uncleared products to be exported to countries to which a manufacturer wishes to export. Devices that are adulterated, devices whose label and labeling does not comply with requirements of the country receiving the product, and devices that are not promoted in accordance with the law of the receiving country, among others, cannot be exported.

Fraud and Abuse Regulations

Federal and state governmental agencies subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. These laws constrain the sales, marketing and other promotional activities of medical device manufacturers by limiting the kinds of financial arrangements they may have with physicians and other potential purchasers of their products. There exist numerous federal and state health care anti-fraud laws, including the federal anti-kickback statute which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under federal healthcare programs. Violations may result in substantial civil penalties, including treble damages, and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. The Federal False Claims Act also contains “whistleblower” or “qui tam” provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government.

Venus Concept’s products are not reimbursable by Medicare, Medicaid or other federal health care programs. As a result, the federal anti-kickback statute and many federal false claims provisions do not apply to Venus Concept. However, we may be subject to similar state anti-kickback laws that apply regardless of the payor. In addition, various states have enacted laws modeled after the Federal False Claims Act, including “qui tam” or whistleblower provisions, and some of these laws apply to claims filed with commercial insurers.

Compliance with applicable United States and foreign laws and regulations, such as import and export requirements, anti-corruption laws such as the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy requirements, environmental laws, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country.

Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. Violations of these laws, or allegations of such violations, could result in fines, penalties, or prosecution and have a negative impact on our business, results of operations and reputation.

There has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals, such as physicians, and entities. As noted, our products are not reimbursed by Medicare, Medicaid, or federal health care programs, so the U.S. federal reporting laws (such as the federal Sunshine Act) do not apply to Venus Concept. However, certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. Violations of these laws, or allegations of such violations, could result in fines, penalties, or prosecution and have a negative impact on our business, results of operations and reputation.

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

European Economic Area

In the European Economic Area (“EEA”), our devices are required to comply with the Essential Requirements set forth in Annex I to the Council Directive 93/42/EEC concerning medical devices, commonly referred to as the Medical Devices Directive. Compliance with these requirements entitles a manufacturer to affix the CE mark to its medical devices, without which they cannot be commercialized in the EEA. To demonstrate compliance with the Essential Requirements and to obtain the right to affix the CE mark to medical devices, they must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a notified body, which is an organization designated by the competent authorities of an EEA country to conduct conformity assessments. The notified body typically audits and examines products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements. Following the issuance of this a CE Certificate of Conformity, Venus Concept can draw up an EC Declaration of Conformity and affix the CE mark to the products covered by this CE Certificate of Conformity and the EC Declaration of Conformity. We have successfully completed several notified body audits since our original certification in December 2009. Following these audits, our notified body issued ISO 13485:2016 Certificate and CE Certificates of Conformity allowing it to draw up an EC Declaration of Conformity and affix the CE mark to certain of our devices since 2019 MDSAP Certificate.

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

Data Privacy and Security

We are subject to diverse laws and regulations relating to data privacy and security, both in the United States and internationally. New global privacy rules are being enacted and existing ones are being updated and strengthened. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; damages; litigation; consent orders; and injunctive relief. For additional information on the risks we face with regard to data privacy and security, please see Part I, Item 1A “Risk Factors” included elsewhere in this report.

We are also subject to evolving European laws on data export and electronic marketing. The rules on data export will apply when we transfer personal data to group companies or third parties outside of the EEA. For example, in 2015, the Court of Justice of the EU ruled that the U.S.-EU Safe Harbor framework, one compliance method by which companies could transfer personal data regarding citizens of the EU to the United States, was invalid and could no longer be relied upon. The U.S.-EU Safe Harbor framework was replaced with the U.S.-EU Privacy Shield framework, which is now under review and there is currently litigation challenging another EU mechanism for adequate data transfers and the standard contractual clauses. It is uncertain whether the U.S.-EU Privacy Shield framework and/or the standard contractual clauses will be similarly invalidated by the European courts. These changes may require us to find alternative bases for the compliant transfer of personal data from the EEA to the United States and we are monitoring developments in this area. The EU is also in the process of replacing the e-Privacy Directive with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. The current draft of the e-Privacy Regulation retains strict opt-in for electronic marketing and the penalties for contravention have significantly increased with fining powers to the same levels as the EU General Data Protection Regulation (EU) 2016/679 of the European Parliament (“GDPR”) (i.e., the greater of 20.0 million Euros or 4% of total global annual revenue).

Employees

As of December 31, 2020 we had 384 full-time employees, 107 based in the United States, 77 based in Canada, 62 based in Israel, and 138 in the rest of the world. Of the total number of full-time employees, approximately 142 are direct sales representatives, including sales management.

In addition, as of December 31, 2020, we engaged the services of approximately 40 contract technicians as part of our VeroGrafters program.

Corporate Information

We were founded on November 22, 2002 as a Delaware corporation. Our principal executive offices are located at 235 Yorkland Blvd., Suite 900, Toronto, Ontario M2J 4Y8 Canada and our telephone number is (877) 848-8430. You may find on our website at https://www.venusconcept.com/en-us/ electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably practicable after they are filed with the SEC. Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Business Conduct and Ethics and our Anti-Corruption Policy are available on our website as well. Any waiver of our Code of Business Conduct and Ethics may be made only by our board of directors. Any waiver of our Code of Business Conduct and Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable regulation. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the SEC. Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investor Relations” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our Common Stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business

Our product sale strategy is focused primarily on a subscription-based business model, and the success of this sales strategy depends on the continued adoption and use of our subscription-based products and services.

Our success depends on growing market adoption by traditional and non-traditional providers and use of our subscription-based business model. Our subscription-based model may not be adopted by customers and potential customers at the rate we anticipate. Our ability to increase the number of customers who purchase our products and services or participate in our subscription-based programs and make our products a significant part of their practices, depends in part on the success of our direct sales and marketing programs. Before potential customers make a subscription-based purchase, they may need to recoup the cost of products that they have already purchased from competitors, and therefore they may decide to delay participating in our subscription-based programs or decide not to participate at all. If we are unable to increase market adoption and use of our products and services through our subscription-based model, the number of systems we sell may be lower than anticipated.

Our subscription-based model exposes us to the credit risk of our customers over the life of the subscription agreement. In the event that our customers fail to make the monthly payments under their subscription agreements, our financial results may be adversely affected.

For the years ended December 31, 2020 and 2019, approximately 54% and 67%, respectively, of our system revenues were derived from our subscription-based model. Although the ARTAS® System is not available under our subscription-based model, we expect that our subscription-based business model to continue to represent the majority of our revenue for the foreseeable future. We collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. As part of our sales and marketing effort, we do not generally require our customers to undergo a formal credit check as is typically required with third-party equipment lease financing. Instead, to ensure that each monthly product payment is made on time and that the customer’s systems are serviced in accordance with the terms of the warranty, every product requires a monthly activation code, which we provide to the customer upon receiving each monthly payment. If a customer does not pay a monthly installment in a timely manner, the customer will not receive an activation code and will be unable to use the system. While this process does not protect us from the economic impact of a customer’s failure to make its monthly payments, we do maintain a purchase money security interest over the devices sold and therefore enjoy priority as a secured creditor, allowing us certain rights to recovery of the device in the event of a customer default or bankruptcy. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all of the monthly installment payments due under the contract. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers are experiencing difficulty in making timely payments or payments at all during this pandemic under their subscription agreements which has resulted in higher than anticipated bad debt expense over the course of the 2020 fiscal year. In our largest subscription markets we collected approximately 60% of our billings in March 2020, 30% in April 2020, 35% in May 2020, 60% in June 2020, 104% in July 2020, 97% in August 2020, 98% in September 2020, 86% in October 2020, 86% in November 2020, and 87% in December 2020. We cannot assure you that our customers will resume payments under their agreements or that we will not experience customer defaults even after local economies reopen for business. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If this bad debt expense is material, it could negatively affect our results of operations and operating cash flows.

We offer credit terms to some qualified customers and distributors. In the event that any of these customers default on the amounts payable to us, our financial results may be adversely affected.

In addition to our subscription-based model, we generally offer credit terms of 30 to 60 days to qualified customers and distributors. In the event that there is a default by any of the customers or distributors to whom we have provided credit terms, we may recognize bad debt expenses in our general and administrative expenses. If this bad debt expense is material, it could negatively affect our future results of operations and cash flows. Additionally, in the event of deterioration of general business conditions, we may be subject to increased risk of non-payment of our accounts receivables. We may also be adversely affected by bankruptcies or other business failures of our customers, distributors, and potential customers. A significant delay in the collection of accounts receivable or a reduction of accounts receivables collected may impact our liquidity or result in bad debt expenses.

Our competitors may emulate our subscription-based model and erode our competitive advantage.

Our subscription-based model allows us to penetrate new markets and access a broader customer base because it offers an alternative to traditional equipment lease financing. However, to the extent we continue to be successful in growing the market adoption of our products through our subscription-based model, competitors may seek to emulate this model. Although we believe that our products compete effectively with the products offered by our competitors, our customers may be more willing to purchase the products of our competitors if they were offered through a subscription-based model. If customers decide to use the products of our competitors instead of our systems, our financial performance will be adversely affected.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern.

We have had recurring net operating losses and negative cash flows from operations, and until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. As of December 31, 2020 and 2019, we had an accumulated deficit of $157.4 million and $75.7 million, respectively. Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. However, given the COVID-19 pandemic, we cannot anticipate the extent to which the current economic turmoil and financial market conditions, will continue to adversely impact our business and our ability to raise additional capital to fund our future operations and to access the capital markets sooner than we planned. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Business or economic disruptions or global health concerns could have an adverse effect on our business, operating results or financial condition.

Global business or economic disruptions could adversely affect our business. In December 2019, an outbreak of COVID-19 originated in Wuhan, China developed into a global pandemic and has resulted in multiple extended shutdowns of businesses in North and South America, Europe and Asia Pacific and gradual re-openings of economies. Global health concerns, such as the coronavirus pandemic, could also result in social, economic, and labor instability in the countries in which we, or the third parties with whom we engage, operate. We cannot presently predict the scope and ultimate severity or duration of the coronavirus pandemic and related business and economic disruptions. While we experienced some recovery and positive sales trends throughout the second half of fiscal year 2020, the COVID-19 pandemic and the resulting economic and commercial shutdowns to date have materially and negatively impacted our ability to conduct business in the manner planned. Disruptions to our business include restrictions on the ability of our sales and marketing personnel and distributors to travel and sell our systems, disruptions of our global supply chain, disruptions in manufacturing, reduced demand and/or suspension of operations by our customers which has impacted their ability to make monthly subscription payments, and the deferral of aesthetic or hair restoration procedures. Our customers’ patients are also affected by the economic impact of the COVID-19 pandemic. Elective aesthetic procedures are less of a priority than other items for those patients who have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. While we are encouraged by sales trends and economic recoveries we are seeing in international markets where COVID-19 vaccinations rates are high, we expect COVID-19 will continue to negatively affect customer demand throughout the first half of 2021. While we expect continued recovery in many markets in the first half of the year, recoveries have been gradual and the impact of COVID-19 on our sales could still be significant, especially if there is a resurgence of the virus in major markets. We do not yet know the full extent of the impact of COVID-19 on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and highly uncertain including the duration of the outbreak, the severity of resurgences of the virus, travel restrictions, business and workforce disruptions, the timing of and extent of reopening the economic regions in which we do business and the effectiveness of actions taken to contain and treat the disease. The outbreak of contagious diseases or the fear of such an outbreak could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the demand for our systems. Any of these events could negatively impact our business, operating results or financial condition.

Our loan and security agreements contain restrictions that may limit our flexibility to effectively operate our business.

CNB Loan Agreement

On August 29, 2018, Venus Concept Ltd. entered into an Amended and Restated Loan Agreement as a guarantor with City National Bank of Florida (“CNB”), as amended on March 20, 2020 and December 9, 2020 (the “CNB Loan Agreement”), pursuant to which CNB agreed to make certain loans and other financial accommodations to certain of Venus Concept Ltd.’s subsidiaries. In connection with the CNB Loan Agreement, Venus Concept Ltd. also entered into a Guaranty Agreement with CNB dated as of August 29, 2018, as amended on March 20, 2020 and December 9, 2020 (the “CNB Guaranty”), pursuant to which Venus Concept Ltd. agreed to guaranty the obligations of its subsidiaries under the CNB Loan Agreement. On March 20, 2020, we also entered into a Security Agreement with CNB (the “CNB Security Agreement”), as amended on December 9, 2020, pursuant to which we agreed to grant CNB a security interest in substantially all of our assets to secure the obligations under the CNB Loan Agreement. For additional details of the CNB Loan Agreement, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 “Credit Facility” to the consolidated financial statements included elsewhere in this report.

Among other things, the CNB Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions and requires that a minimum of $23.0 million in cash be held in a deposit account maintained with CNB for one year following the closing of the CNB Loan Agreement. The Madryn Noteholders (defined below) have agreed to hold $20.0 million in cash in an escrow account at CNB, and pursuant to an escrow agreement, such cash will be released back to the Madryn Noteholders on the first anniversary of the CNB Loan Agreement. We are required to maintain $3.0 million in cash in a deposit account maintained with CNB at all times during the term of the CNB Loan Agreement. After the first anniversary of the CNB Loan Agreement, a minimum of $3.0 million in cash must be held in a deposit account maintained with CNB.

The CNB Loan Agreement is secured by substantially all of our assets and the assets of certain of our subsidiaries and requires us to maintain either a minimum cash balance in deposit accounts or a maximum total liability to tangible net worth ratio and a minimum debt service coverage ratio. An event of default under the CNB Loan Agreement would cause a default under the Notes and the MSLP Loan Agreement, each as described below, provided that a waiver of each default by CNB will also result in the termination of the corresponding default in the Notes.

Upon the occurrence, and during the continuance of, an event of default under the CNB Loan Agreement, if we are unable to repay all outstanding amounts, CNB may foreclose on the collateral granted to it to collateralize the indebtedness, which includes the enforcement of the CNB Security Agreement, which would significantly affect our ability to operate our business.

Main Street Priority Lending Program Term Loan

On December 8, 2020, Venus USA, a wholly-owned subsidiary of the Company, executed a Loan and Security Agreement (the “MSLP Loan Agreement”), a Promissory Note (the “MSLP Note”), and related documents for a loan in the aggregate amount of $50.0 million for which CNB will serve as lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act (the “MSLP Loan”). Venus USA’s obligations under the MSLP Loan will be secured pursuant to a Guaranty of Payment and Performance dated as of December 8, 2020 (the “Guaranty Agreement”), by and between the Company and CNB. On December 9, 2020, we were advised that the MSLP Loan had been funded and the transaction closed. For additional details of the MSLP Loan Agreement, see Note 10 “Main Street Term Loan” to our consolidated financial statements included elsewhere in this report.

The MSLP Note provides for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. In addition, the MSLP Loan Agreement and MSLP Note contain various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of our assets, incur, create or permit to exist additional indebtedness, or liens, to make dividends and other restricted payments, and to make certain changes to our ownership structure.

Madryn Credit Agreement and Exchange Agreement

On October 11, 2016, Venus Concept Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept’s subsidiaries.

Contemporaneously with the MSLP Loan Agreement, the Company, Venus USA, Venus Concept Canada Corp., Venus Concept Ltd., and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the “Exchange Agreement”) dated as of December 8, 2020, pursuant to which the Company (i) repaid on December 9, 2020, $42.5 million aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued, on December 9, 2020, to the Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (the “Madryn Noteholders”) secured subordinated convertible notes in the aggregate principal amount of $26.7 million (the “Notes”). The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes. For additional information regarding the Madryn Credit Agreement, the Exchange Agreement and the Notes, see Note 11 “Madryn Long-Term Debt and Convertible Notes” to our consolidated financial statements included elsewhere in this report.

Pursuant to the Madryn Security Agreement, upon the occurrence and during the continuance of an event of default under the Madryn Notes, if we are unable to repay all outstanding amounts, the Madryn Noteholders may, subject to the terms of the CNB Subordination Agreement, foreclose on the collateral granted to it to collateralize the indebtedness, including the enforcement of the Madryn Security Agreement, which will significantly affect our ability to operate our business. Additionally, the Madryn Security Agreement contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability, without the Madryn Noteholders’ consent, to, among other things, incur, create or permit to exist additional indebtedness, or liens, and to make certain changes to our ownership structure. The Madryn Security Agreement also contains a covenant which requires that if we or any of our subsidiaries that has guaranteed the Notes consummates a disposition of material assets the result of which is that less than 50% of the consolidated net tangible assets of such entities secure the Notes then, within 90 days thereafter, we and our subsidiaries party to the Madryn Security Agreement must provide certain additional collateral so that more than 50% of the consolidated net tangible assets of the Company and its subsidiaries which have guaranteed the Notes will be collateral securing the Notes.

If an Event of Default occurs, then, the Madryn Noteholders may, subject to the terms of the CNB Subordination Agreement, (i) declare the outstanding principal amount of Notes, all accrued and unpaid interest and all other amounts owing under the Notes and other transaction documents entered into in connection therewith to be immediately become due and payable without any further action or notice by any person and (ii) exercise all rights and remedies available to it under the Notes, the Madryn Security Agreement and any other document entered into in connection with the foregoing.

If we default on our loans secured under the Coronavirus Aid, Relief and Economic Security (CARES) Act, we may default on our CNB Loan Agreement and/or MSLP Loan.

We and one of our subsidiaries received an aggregate of $4.1 million in funding in connection with two “Small Business Loans” under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief, and Economic Security Act, as amended from time to time. We and our subsidiary, Venus Concept USA, entered into U.S. Small Business Administration Notes pursuant to which we borrowed $1.7 million original principal amount (the “Venus Concept PPP Loan”) and Venus Concept USA borrowed $2.4 million original principal amount (the “Venus USA PPP Loan” and together with the Venus Concept PPP Loan, individually each a “PPP Loan” and collectively, the “PPP Loans”). For additional details of the PPP Loans, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

The PPP Loans contain certain covenants which, among other things, restrict our use of the proceeds of the respective PPP Loan to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any creditor of us or Venus Concept USA, to the extent that a default under any loan or other agreement would materially affect our or Venus Concept USA’s ability to repay its respective PPP Loan and limit our ability to make certain changes to our ownership structure.

If we and/or Venus Concept USA defaults on our or its respective PPP Loan (i) events of default will occur under the CNB Loan Agreement and MSLP Loan, and (ii) we and/or Venus Concept USA may be required to immediately repay their respective PPP Loan.

Also, the SBA has decided, in consultation with the Department of the Treasury, that it will request additional information from the borrower on all loans in excess of $2.0 million following the lender’s submission of the borrower’s loan forgiveness application. To the extent that the SBA’s review of the additional information determines that Venus Concept USA’s self-certification of the PPP loan was not appropriate, the loan may not be forgiven, an event of default would occur under the CNB Loan Agreement and MSLP Loan and Venus Concept USA could be subject to civil and criminal penalties.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and other operations or efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of December 31, 2020, we had capital resources consisting of cash and cash equivalents of approximately $34.4 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of our systems, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities.

While we believe that the net proceeds from our December 2020 public offering, our March 2020 private placement, the proceeds from sales of our common stock to Lincoln Park and the proceeds from the PPP Loans and other government assistance programs, together with our existing cash and cash equivalents, the savings from our Merger-related cost savings initiatives and our new restructuring program, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. The impact of COVID-19 on our business has been significant and we cannot predict the extent to which COVID-19 will continue to adversely impact our business. Also, we may need to raise additional capital through public or private equity or debt financings or other sources, such as strategic collaborations sooner than expected or otherwise implement additional cost-saving initiatives. The COVID-19 pandemic and the economic turmoil it has caused has negatively affected the global financial markets which may make it difficult to access the public markets. Any such financing may result in dilution to stockholders, the issuance of securities that may have rights, preferences, or privileges senior to those of holders of our common stock, the imposition of more burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital if favorable market conditions exist or given other strategic considerations even if we believe we have sufficient capital to fund our current or future operating plans.

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

We are restricted by covenants in the Madryn Security Agreement, CNB Loan Agreement, the PPP Loans and other government assistance programs. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing.

We will need to continue to incur significant expenses to grow our business, which could negatively affect our future profitability.

In order to grow our business and increase revenues, we will need to introduce and commercialize new products, grow our sales and marketing force, implement new software systems, as well as identify and penetrate new markets. Such endeavors have in the past increased, and may continue in the future to increase, our expenses, including sales and marketing and research and development. We will have to continue to increase our revenues while effectively managing our expenses in order to achieve profitability and to sustain it. Our failure to control expenses could make it difficult to achieve profitability or to sustain profitability in the future. Moreover, we cannot assure you that our expenditures will result in the successful development and introduction of new products in a cost-effective and timely manner or that any such new products will achieve market acceptance and generate revenues for our business.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future because of a variety of factors, many of which are outside of our control. These factors include:

•	the cost of growing our ongoing commercialization and sales and marketing activities;
•	the costs of manufacturing and maintaining enough inventories of our systems and consumables to meet anticipated demand and inventory write-offs related to obsolete products or components;
•	the costs of enhancing the existing functionality and development of new functionalities for our systems;
•	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
•	any product liability or other lawsuits and the costs associated with defending them or the results of such lawsuits;
•	the costs associated with conducting business and maintaining subsidiaries and other entities in foreign jurisdictions;
•	customers in jurisdictions where our systems are not approved delaying their purchase, and not purchasing our systems, until they are approved or cleared for use in their market;
•	the costs to attract and retain personnel with the skills required for effective operations; and
•	the costs associated with being a public company.

Our budgeted expense levels are based in part on our expectations concerning future revenue from systems sales, product sales and servicing and procedure-based fees. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected shortfalls in revenue. Accordingly, a significant shortfall in market acceptance or demand for our systems and procedures could have a material adverse impact on our business and financial condition.

Because we incur a substantial portion of our expenses in currencies other than the U.S. dollar, our financial condition and results of operations may be adversely affected by currency fluctuations and inflation.

In the year ended December 31, 2020 and 2019, 53% and 47%, respectively, of our global revenues were denominated in U.S. dollars and our reporting currency was the U.S. dollar. We pay a meaningful portion of our expenses in NIS, CAD, and other foreign currencies. Expenses in NIS and CAD accounted for 17% and 9%, respectively, of our expenses for the year ended December 31, 2020, and 21% and 14%, respectively, of our expenses for the year ended December 31, 2019. Salaries paid to our employees, general and administrative expenses and general sales and related expenses are paid in many different currencies. As a result, we are exposed to the currency fluctuation risks relating to the denomination of its future revenues in U.S. dollars. More specifically, if the U.S. dollar devalues against the CAD or the NIS, our CAD and NIS denominated expenses will be greater than anticipated when reported in U.S. dollars. Inflation in Israel compounds the adverse impact of such devaluation by further increasing the amount of our Israeli expenses. Israeli inflation may also in the future outweigh the positive effect of any appreciation of the U.S. dollar relative to the CAD and the NIS, if, and to the extent that, it outpaces such appreciation or precedes such appreciation. We generally do not engage in currency hedging to protect the Company from fluctuations in the exchange rates of the CAD, NIS, and other foreign currencies in relation to the U.S. dollar (and/or from inflation of such foreign currencies), and we may be exposed to material adverse effects from such movements. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the U.S. dollar or any other currency against the NIS or CAD.

Downturns in the economy or economic uncertainty may reduce patient and customer demand for our systems and services, which could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the aesthetic industry in which we operate is particularly vulnerable to unfavorable economic trends. Treatments using our systems involves elective procedures, the cost of which must be borne by patients, and is not reimbursable through government or private health insurance. Economic uncertainty may reduce patient demand for the procedures performed using our systems; if there is not sufficient patient demand for the procedures for which our systems are used, practitioner demand for these systems could drop, negatively impacting operating results. The decision to undergo a procedure using our systems is driven by consumer demand. In times of economic uncertainty or recession, individuals generally reduce the amount of money that they spend on discretionary items, including aesthetic procedures. If our customers’ patients face economic hardships, our business would be negatively impacted, and our financial performance would be materially harmed in the event that any of the above factors discourage patients from seeking the procedures for which our systems are used. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay or stop making payments for our systems or services. As a result of the ongoing COVID-19 pandemic and the economic turmoil that has resulted, we expect that some of our customers will continue to experience difficulty in making timely payments or payments at all under their subscription agreements. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions, including the effect of the COVID-19 pandemic, could adversely impact our business. The impact of economic uncertainty on our industry may vary from region to region.

It is difficult to forecast our future performance and our financial results may fluctuate unpredictably.

The rapid evolution of the markets for medical technologies and aesthetic products makes it difficult for us to predict our future performance. Several factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	variations in market demand for our systems and services from quarter to quarter;
•	delays in purchasing decisions in jurisdictions where our systems are not approved, and decisions not to purchase our systems until they are approved or cleared for use in a particular market;
•	the inability of our customers to obtain the necessary financing to purchase our products which may not be available under our subscription-based model;
•	customers operating under our subscription-based program may slow down or stop paying their monthly contractual obligations;
•	performance of new functionalities and system updates;
•	performance of our international distributors or local partners;

•	positive or negative media coverage of our systems, positive or negative patient experiences, the procedures or products of our competitors, or our industry generally;
•	our ability to maintain our current, or obtain further, regulatory clearances, approvals or CE Certificates of Conformity;
•	delays in, or failure of, product and component deliveries by our third-party manufacturers or suppliers;
•	seasonal or other variations in patient demand for aesthetic procedures;
•	introduction of new medical aesthetic procedures or products and services that compete with our products and services;
•	changes in accounting rules that may cause restatement of our consolidated financial statements or have other adverse effects; and
•	adverse changes in the economy that reduce patient demand for elective aesthetic procedures.

The historic seasonality of our industry and other factors may contribute to fluctuations in our operating results and stock price and make it difficult to compare our results of operations to prior periods and predict future financial results.

We believe that our business is affected by seasonal and other trends. Specifically, we believe our business is affected by seasonal trends during the summer months in the United States and Europe due to vacations taken by physician customers and their patients, as well as fluctuations in operating results due to uneven timing of distributor and corporate account orders and marketing into new geographic regions. In addition, there is typically a substantial increase in sales in the last two months of the year, which translates to a strong fourth quarter followed by some weakness in the following first quarter of the next fiscal year. It is difficult for us to evaluate the degree to which these factors may make our revenue unpredictable in the future, and these seasonal and other trends may continue to lead to fluctuations in quarterly operating results. As a result of these factors, future fluctuations in quarterly results could cause our revenue and cash flows to be below analyst and investor expectations, which could cause decline in our stock price. Due to future fluctuations in revenue and costs, as well as other potential fluctuations, you should not rely upon our operating results in any period as an indication of future performance.

Our ability to grow revenue partially depends on growing physician adoption and use of our systems and adoption by physicians in non-traditional specialty areas.

Aesthetic and hair restoration procedures are performed primarily by physicians who practice dermatology or plastic surgery. Our success depends on the growth of aesthetic and hair restoration procedures performed by physicians other than dermatologists and plastic surgeons, and aesthetic procedures performed by general and family practitioners and aesthetic medical spas. Our ability to increase the number of physicians willing to make a significant capital expenditure to purchase our systems or participate in our subscription program and make them a significant part of their practices, depends on the success of our sales and marketing programs. We must be able to demonstrate that the cost of our systems and the revenue that a physician can derive from performing procedures are compelling when compared to the costs and revenue associated with alternative aesthetic treatments the physician can offer and persuade physicians to purchase our systems instead of those of our competitors, many of whom already have existing relationships with our target physicians. In addition, we believe our marketing programs, including clinical support, will be critical to increasing utilization and awareness of our systems, particularly the ARTAS® and ARTAS® iX Systems, but these programs require physician commitment and involvement to succeed. We must also be successful in persuading physicians in non-traditional specialties to introduce procedures performed with our systems into their practices. If we are unable to increase adoption and use of our systems by physicians in other non-traditional specialties, our growth and prospects may be adversely affected.

Our success depends upon patient satisfaction with our procedures. If there is not sufficient patient demand for our procedures, our financial results and future prospects will be negatively impacted.

Our procedures are elective aesthetic procedures, the cost of which must be borne by the patient and is not covered by or reimbursable through government or private health insurance. In order to generate repeat and referral business, patients must be satisfied with the effectiveness of the procedures conducted using our systems. The decision to undergo one of our procedures is thus driven by patient demand, which may be influenced by a number of factors, such as:

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

The medical technology and aesthetic product markets are highly competitive and dynamic and are characterized by rapid and substantial technological development and product innovation. Demand for our systems is impacted by the products and procedures offered by our competitors. Certain of our systems also compete against conventional non-energy-based treatments, such as Botox and collagen injections, chemical peels, and microdermabrasion. In the United States, we compete against companies that have developed minimally invasive and non-invasive medical aesthetic procedures. Outside of the United States, likely due to less stringent regulatory requirements, there are more aesthetic products and procedures available in international markets than are cleared for use in the United States. Sometimes, there are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we may face a greater number of competitors in markets outside of the United States.

We also compete generally with medical technology and aesthetic companies, including those offering products and products unrelated to skin treatment. Aesthetic industry consolidations have created combined entities with greater financial resources, deeper sales channels, and greater pricing flexibility than ours. Rumored or actual consolidation of our competitors could cause uncertainty and disruption to our business. In the surgical hair restoration market, we consider our direct competition to be FUT Strip Surgeries and Manual FUE procedures. Many of our surgical device and equipment competitors have greater capital resources, sales and marketing operations and service infrastructures than we do, as well as longer commercial histories and more extensive relationships with physicians. Our indirect competition in the hair restoration market also includes non-surgical treatments for hair loss, such as prescription therapeutics, including Propecia, and non-prescription remedies, such as wigs, hair pieces and spray-on applications. Some of these companies have greater resources than we do, a broad range of product offerings, large direct sales forces, and long-term customer relationships with the physicians we target, which could make our market penetration efforts more difficult. Competition in the medical technology and aesthetic hair restoration markets could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition, and results of operations.

We may not be able to establish or strengthen our brand.

We believe that establishing and strengthening our brand is critical to achieving widespread acceptance of our systems, particularly because of the highly competitive nature of the market for aesthetic treatments and procedures. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with reliable systems and services. Given the established nature of our competitors, it is likely that our future marketing efforts will require us to incur significant expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, systems may not achieve adequate acceptance by physicians, which would adversely affect our business, results of operations and financial condition.

The aesthetic equipment market is characterized by rapid innovation. Our inability to develop and/or acquire new products and services, obtain regulatory clearance and maintain regulatory compliance, market new products successfully, and identify new markets for our technology may cause us to fail to compete effectively.

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

We also believe that, to increase revenue from sales of new products, we need to continue to develop our clinical support, further expand and nurture relationships with industry thought leaders, and increase market awareness of the benefits of our new products. However, even with a significant investment in research and development, we may be unable to continue to develop, acquire or effectively launch and market new products and technologies regularly, or at all. If we fail to successfully innovate and commercialize new products or enhancements, our business may be harmed.

We may be unsuccessful in penetrating certain international markets through majority-owned subsidiary arrangements with local partners.

We have established several majority-owned subsidiaries in international markets as part of our international growth strategy. Although we select our local partners based on demonstrated experience and expertise in the local aesthetic market, the nature of our arrangements with local partners requires us to share control with unaffiliated third parties. We may not be able to identify local partners with the requisite experience and expertise in their local markets or successfully negotiate an agreement with such local partners. Moreover, the ability of these subsidiaries to execute their business plans depends on the local partners fulfillment of their obligations. If local partners fail to fulfill their obligations to our satisfaction, our financial results could be adversely affected, and we may be required to either increase our level of commitment to the subsidiary and dedicate additional resources or divest our interest in the subsidiary. Although our agreements with our local partners generally allow us control over business operations, differences in views could also result in delayed execution of the subsidiary’s business plan. If these differences cause a subsidiary to deviate from our business plan, our results of operations could be adversely affected.

We may be unsuccessful in expanding and managing our direct sales and marketing forces effectively.

We rely on our own direct sales force and in-house marketing department to sell our systems and services in North America and in international markets. In order to meet our anticipated sales objectives, we expect to continue to grow our global sales and marketing organization over the next several years. There are significant risks involved in building and managing a sales and marketing organization, including risks related to our ability to:

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

In addition to a direct sales and marketing forces, we currently depend on third-party distributors to sell, market, and service our systems in certain markets outside of North America and to train our customers in these markets. For the years ended December 31, 2020 and 2019, we generated 7% and 6%, respectively, of our systems revenues from sales made through third-party distributors. Our agreements with third-party distributors set forth minimum quarterly purchase commitments required for each distributor and provide the distributor the right to distribute its systems within a designated territory. As we continue to expand into new markets outside of North America, we will need to engage additional third-party distributors which exposes us to a number of risks, including:

•	the lack of day-to-day control over the activities of third-party distributors;
•	third-party distributors may not commit the necessary resources to market, sell, train, support and service our systems to the level of our expectations;
•	third-party distributors may emphasize the sale of third-party products over our products;
•	third-party distributors may not be as selective as we would be in choosing customers to purchase our systems or as effective in training physicians in marketing and patient selection;
•	third-party distributors may violate applicable laws and regulations, which may limit our ability to sell products in certain markets; and
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

We have implemented a robust business to business and business to customer public relations outreach strategy that incorporates both digital media and top national publications. In addition, as part of our practice enhancing services, we provide customers with post sale marketing and practice management support to assist the growth of their practices. Negative posts or comments about us or any of our brands on any social networking website could seriously damage our reputation. In addition, the inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information.

Economic and other risks associated with international sales and operations could adversely affect our business.

Sales in markets outside of the United States accounted for approximately 56% of our revenue for the year ended December 31, 2020 and 57% of our revenue for the year ended December 31, 2019. In addition, the majority of our research and development activities and the manufacture of our systems are located outside of the United States. As a result of our international business, we are subject to a number of risks, including:

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

We commenced commercial sales of the ARTAS® System for hair follicle dissection in the United States in 2011. Consequently, we lack the breadth of published long-term clinical data supporting the safety and efficacy of the ARTAS® System and the benefits it offers that might have been generated in connection with other hair restoration techniques. As a result, physicians may be slow to adopt the ARTAS® System, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. If we choose to, or are required to, conduct additional studies, such studies or experience could slow the market adoption of the ARTAS® System by physicians and significantly reduce our ability to achieve expected revenue from this system.

Our success in the hair restoration market depends on the acceptance among physicians and patients of the ARTAS® and ARTAS® iX Systems as the preferred system for performing hair restoration surgery. Acceptance of the ARTAS® and ARTAS® iX Systems by physicians is significantly dependent on our ability to convince physicians of the benefits of the ARTAS® and ARTAS® iX Systems to their practices and, accordingly, develop the market for robotic-assisted hair restoration surgery. Acceptance of the ARTAS® procedure by patients is equally important as patient demand will influence physicians to offer the ARTAS® procedure, and the degree of market acceptance of the ARTAS® and ARTAS® iX Systems by physicians and patients is unproven. We believe that market acceptance of the ARTAS® and ARTAS® iX Systems will depend on many factors, including:

•	the perceived advantages or disadvantages of the ARTAS® and ARTAS® iX Systems relative to other hair restoration products and treatments;
•	the safety and efficacy of the ARTAS® and ARTAS® iX Systems relative to other hair restoration products and treatments;
•	the price of the ARTAS® and ARTAS® iX Systems relative to other hair restoration products and treatments;
•	our success in expanding and integrating our hair restoration sales and marketing organization;
•	the effectiveness of our marketing, advertising, and commercialization initiatives;
•	our success in adding new functionalities to the ARTAS® and ARTAS® iX Systems and enhancing existing functions; and
•	our ability to obtain regulatory clearance to market the ARTAS® and ARTAS® iX Systems for additional treatment indications in the United States.

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

We cannot assure you that the ARTAS® System or ARTAS® iX System will achieve broad market acceptance among physicians and patients. As we expect to derive a significant portion of our revenue in the hair restoration market from ARTAS® and ARTAS® iX Systems sales, servicing and procedure-based fees, any failure of this product to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.

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

We designed the ARTAS® System to assist physicians in performing follicular unit extraction surgery. Demand for the ARTAS® Systems and ARTAS® procedures could be limited by other products and technologies. Competition to address hair loss comes from various sources, including:

•	therapeutic options including Rogaine, which is applied topically, and Propecia, which is ingested, both of which have been approved by the FDA;
•	non-surgical options, such as wigs, hair-loss concealer sprays and similar products; and
•	other surgical alternatives, including hair transplantation surgery using the strip surgery method or using manual hand-held devices.

Surgical alternatives to the ARTAS® and ARTAS® iX Systems may be able to compete more effectively than the ARTAS® procedure in established practices with trained staff and workflows built around performing these surgical alternatives. Practices experienced in offering FUT Strip Surgery or manual FUE using hand-held devices may be reluctant to incorporate or convert their practices to offer ARTAS® procedures due to the effort involved to make such changes.

These alternative options may be able to provide satisfactory results for male hair loss, generally at a lower cost to the patient than the ARTAS® and ARTAS® iX Systems. As a result, if patients choose these competitive alternatives, our results of operation could be adversely affected.

We are the subject of purported class action lawsuits, and additional litigation may be brought against us in the future.

Between May 23, 2018 and June 11, 2019, four putative shareholder class actions complaints were filed against us, certain of our former officers and directors, certain of our venture capital investors, and the underwriters of our IPO. Two of these complaints, Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609, and Li v. Restoration Robotics, Inc., et al., No. 19CIV08173 (together, the “State Actions”), were filed in the Superior Court of the State of California, County of San Mateo, and assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act. The other two complaints, Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF (together, the “Federal Actions”), were filed in the United States District Court for the Northern District of California and assert claims under Sections 11 and 15 of the Securities Act. The complaints all allege, among other things, that our Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with our IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

In addition to the State and Federal Actions, on July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of our former officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934, or the Exchange Act, in connection with our IPO and our 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action during the pendency of the Federal Actions. On December 15, 2020, the District Court granted the parties’ further stipulation to stay the Mason action during the pendency of the Federal Action, and the case remains stayed.

While we believe these claims to be without merit, we cannot assure you that additional claims alleging the same or similar facts will not be filed. Any litigation could result in substantial costs and a diversion of management’s attention and resources. For additional details of the legal proceedings currently affecting the Company, please see Note 9 “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this report.

We rely on a limited number of third-party contract manufacturers for the production of our systems and only have contracts with certain suppliers for the components used in our systems. The failure of these third parties to perform could adversely affect our ability to meet demand for our systems in a timely and cost effective manner.

We rely on third-party contract manufacturers in Karmiel, Israel, Mazet, France, Weston, Florida and San Jose, California for the manufacture of the majority of our systems. Other than with respect to the ARTAS® iX System and diode stacks for certain of our devices, the majority of the components used in our systems are available off the shelf and we do not rely on any single supplier, and as a result we do not have any long-term supply agreements for these components. Our reliance on third-party contract manufacturers and suppliers involves a number of risks, including, among other things:

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

•	we or our contract manufacturers and suppliers may be subject to price fluctuations due to a lack of long-term supply arrangements for key components;

•	we or our contract manufacturers and suppliers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems;

•	we may experience delays in delivery by our contract manufacturers and suppliers due to changes in demand from us or their other customers;

•	fluctuations in demand for systems that our contract manufacturers and suppliers manufacture for others may affect their ability or willingness to deliver components to us in a timely manner;

•	our suppliers or those of our contract manufacturers may wish to discontinue supplying components or services to us for risk management reasons;

•	we may not be able to find new or alternative components or reconfigure our system and manufacturing processes in a timely manner if the necessary components become unavailable; and

•	our contract manufacturers and suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill its orders and meet our requirements.

If any of these risks materialize, they could significantly increase our costs and effect our ability to meet demand for our systems. If we are unable to satisfy commercial demand for our systems in a timely manner, our ability to generate revenue would be impaired, market acceptance of our systems and our reputation could be adversely affected, and customers may instead purchase or use our competitors’ products. In addition, we could be forced to secure new or alternative contract manufacturers or suppliers. Securing a replacement contract manufacturer or supplier could be difficult. The introduction of new or alternative manufacturers or suppliers also may require design changes to our medical device products that are subject to the FDA and other regulatory clearances or approvals, or a new or revised CE Certificate of Conformity. We may also be required to assess the new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our systems in a timely manner. As a result, we could incur increased production costs, experience delays in deliveries of our systems, suffer damage to our reputation, and experience an adverse effect on our business and financial results.

We rely on a single third-party manufacturer for the manufacturing of the reusable procedure kits, disposable procedure kits and spare procedures kits used with the ARTAS® System and the ARTAS® iX System.

NPI produces reusable procedure kits, disposable procedure kits and spare kits used with the ARTAS® System and ARTAS® iX System. If the operations of NPI are interrupted or if it is unable or unwilling to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer kit orders required for use with the existing ARTAS® System and ARTAS® iX System. Any change to another contract manufacturer would likely entail significant delay, require us to devote substantial time and resources, and could involve a period in which our products could not be produced in a timely or consistently high-quality manner, any of which could harm our reputation and results of operations.

We have a manufacturing agreement for consumables with NPI for the supply of consumable products, including reusable procedure kits, disposable procedure kits and spare procedure kits used with the ARTAS® System and ARTAS® iX System, pursuant to which we make purchases on a purchase order basis. The agreement is effective for an initial term of two years and will continue to automatically renew for additional twelve-month periods, subject to either party’s right to terminate the agreement upon 180 days advance notice during the initial term if our quarterly forecasted demand falls below 75% of our historical forecasted demand for the same period in the previous year or upon 120 days’ advance notice after the initial term.

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

•

we may not be able to respond in a timely manner to unanticipated changes in customer orders, and if orders do not match forecasts, we may have excess or inadequate inventory of materials and components;

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

Pursuant to the Order of the Health Officer of the County of Santa Clara directing all individuals to shelter-in-place, which was issued on March 16, 2020, in response to impact of COVID-19 pandemic (as updated, the “Order”), we were unable to access our facility in San Jose or NPI’s facility until June 1, 2020. As a result, we were unable to manufacture sufficient ARTAS® procedure kits during this period and were limited to shipping procedure kits from existing inventory. While we currently have access to our San Jose facility and NPI’s facility has re-opened and we are able to manufacture ARTAS® procedure kits, we cannot predict whether these facilities will be closed again by the Order of the Health Officer of the County of Santa Clara, or California State public health orders in response to the future COVID-19 developments in the County or State.

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

If we or a contract manufacturer, if one is utilized, are unable to produce the ARTAS® iX System in sufficient quantities to meet anticipated customer demand, our revenue, business, financial prospects, and reputation would be harmed. The limited experience we have, or a third-party manufacturer may have, if one is utilized, in producing the ARTAS® iX System may also result in quality issues, and possibly result in product recalls. Manufacturing delays related to quality control could harm our reputation and decrease our revenue. Any recall could be expensive and generate negative publicity, which could impair our ability to market the ARTAS® iX System and procedures and further affect our results of operations.

Both our manufacturing of certain of our systems and NPI’s manufacturing of the ARTAS® procedure kits are dependent upon third-party suppliers and, in some cases, sole suppliers, for the majority of our components, subassemblies and materials, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

We and NPI, as the case may be, rely on several sole source suppliers, including Kuka Robotics, Inc., FLIR Integrated Imaging Solutions Inc. and 3D-CAM International Corporation, for certain components of the ARTAS® iX System, reusable procedure kits, disposable procedure kits and spare procedure kits. We also rely on other suppliers for some of the components used to manufacture our other devices. These suppliers may be unwilling or unable to supply components of these systems to us or NPI reliably and at the levels we anticipate or require meeting demand for our products. For us to be successful, our suppliers must be able to provide products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. We source a number of components used in the manufacture of our systems from China; the potential re-emergence of the coronavirus could make access to our existing supply chain difficult or impossible and could materially impact our business, and any disruption in the chain of supply may result in manufacturing delays and inventory shortages. If we are required to transition to new third-party suppliers for certain components of our systems or our ARTAS® procedure kits, we believe that there are only a few such suppliers that can supply the necessary components. A supply interruption, price fluctuation or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our systems and NPI’s ability to manufacture our ARTAS® procedure kits until new sources of supply are identified and qualified. In addition, the use of components or materials furnished by these alternative suppliers could require us to alter our operations.

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

We and our independent distributors market and sell our systems to physicians and other customers. In the United States and certain international markets, subject to local regulations, physician customers can generally allow nurse practitioners, technicians and other non-physicians to perform aesthetic procedures using our systems under their direct supervision. Although we and our distributors provide training on the use of our systems as well as the proper post-treatment care, we do not supervise the procedures performed with our systems, nor can we be certain that physicians are directly supervising procedures according to our recommendations. The potential misuse of our systems or failing to adhere to operating guidelines can cause skin damage and underlying tissue damage, which could harm the reputation of our systems and expose us to costly product liability litigation. In addition, patients may not comply with post-treatment guidelines, which could also lead to adverse results and subject us to claims by patients.

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

In the ordinary course of our business and to the extent necessary, we rely on software to control the ongoing use of our systems, collect, and aggregate diagnostic data, and collect and store sensitive data, including intellectual property and proprietary business information, and certain personally identifiable information of customers, distributors, consultants and employees in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is important to our operations and business strategy. We have established physical, electronic, and policy measures to secure our systems in an attempt to prevent a system breach and the theft of data we collect, and we rely on commercially available systems, software, tools, and monitoring in our effort to provide security for our information technology systems and the digital information we collect, process, transmit and store. Despite our security measures, our information technology systems and related infrastructure, and those of our current and any future collaborators, contractors, and consultants and other third parties on which we rely, may be vulnerable to attacks by computer viruses, malware, hackers, or breaches due to malfeasance, employee or contractor error, telecommunication or electrical failures, terrorism or other created or natural disasters. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media, or individuals pursuant to various federal and state privacy and security laws, if applicable. We could also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

The clinical trial process required to obtain regulatory clearances or approvals is lengthy and expensive with uncertain outcomes and could result in delays in new product introductions.

In order to obtain 510(k) clearance for certain of our systems, we were required to conduct clinical trials, and we expect to conduct clinical trials in support of marketing authorization for future products and product enhancements. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

Successful results of pre-clinical studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance or approval of our products. The data we collect from our pre-clinical studies and clinical trials may not be sufficient to support the FDA clearance or approval, and if we are unable to demonstrate the safety and efficacy of our future products in our clinical trials, we will be unable to obtain regulatory clearance or approval to market our products.

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

We have increased our head count from a few employees in 2009 to 384 full-time employees as of December 31, 2020. Our ability to manage our operations and growth requires the continued improvement of our operational, financial and management controls and reporting systems and procedures. If we are unable to manage our growth effectively or if we are unable to attract, incentivize and integrate additional highly qualified personnel, our business, operating results, and financial condition may be harmed.

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

Competition for qualified personnel in the medical device field is intense due to the limited number of individuals who possess the skills and experience required by the industry. Our ability to retain skilled employees and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We will face significant challenges and risks in hiring, training, managing, and retaining sales and marketing, product development, financial reporting, and regulatory compliance employees, many of whom may be geographically dispersed. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have divulged proprietary or other confidential information, or that their former employers own their research output. The failure to attract and retain personnel, particularly sales and marketing and product development personnel, could materially harm our ability to compete effectively and grow our business.

We have identified a material weakness in our internal control over financial reporting in the past and if we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of the Company.

Prior to the Merger, Venus Concept Ltd. was a private company. The Merger, as more fully described under Note 1 “Nature of Operations” in the notes to our consolidated financial statements included elsewhere in this report, has been accounted for as a reverse acquisition with Venus Concept Ltd. as the acquiring company for accounting purposes, and the Company as the legal acquirer. As a result, upon consummation of the Merger, the historical financial statements of Venus Concept Ltd. became the historical financial statements of the combined organization. As a private company, Venus Concept Ltd. has not historically prepared public company level financial statements. In connection with our preparation and the audit of our consolidated financial statements as of December 31, 2018 and 2017, and for the years then ended, we identified a material weakness related to lack of centralized procedures or a technology solution that would ensure appropriate lessor accounting processes and enable the accurate and timely preparation of financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As of December 31, 2020, we have reviewed the key business processes related to collection and evaluation of information relevant to the Company’s subscription contracts for all of its subsidiaries. We also developed a streamlined, centralized process where all subscription contracts are reviewed consistently in order to identify any collection risks and ensured that the allowance for doubtful accounts for such contracts as of December 31, 2020 was accurate and complete. These measures enabled the accurate and timely preparation of consolidated financial statements. As a result, we concluded that the material weakness associated with lessor accounting process was fully remediated as of December 31, 2020.

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

We or the third parties upon whom we depend on may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Risks Related to Intellectual Property

If we are unable to obtain, maintain, retain and enforce adequate intellectual property rights covering our products and any future products we develop, others may be able to make, use, or sell products that are substantially the same as ours, which could adversely affect our ability to compete in the market.

Our commercial success is dependent in part on obtaining, maintaining, retaining and enforcing our intellectual property rights, including our patents and the patents we exclusively license. If we are unable to obtain, maintain, retain and enforce sufficiently broad intellectual property protection covering our products and any other products we develop, others may be able to make, use, or sell products that are substantially the same as our products without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete effectively in the market.

We have obtained and maintained our existing patents, seek to diligently prosecute our existing patent applications, and seek to file patent applications and obtain additional patents and other intellectual property rights to restrict the ability of others to market products that compete with our current and future products. As of December 31, 2020, the Company’s patent portfolio was comprised of 107 issued U.S. patents, 11 pending U.S. patent applications, 111 issued foreign counterpart patents, and 27 pending foreign counterpart patent applications. However, patents may not be issued on any pending or future patent applications we file, the claims that issue may provide limited or no coverage of its products and technologies, and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable at any time. We may choose to not apply for patent protection or may fail to apply for patent protection on important technologies or product candidates in a timely fashion. In addition, we may be unable to obtain patents necessary to protect our technology or products due to prior uses of or claims to similar processes or systems by third parties, or to blocking intellectual property owned by third parties. Even though we have issued patents, and even if additional patents are issued to us in the future, they may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to prevent competitors from using similar technology or marketing similar products, or limit the length of time our technologies and products have patent protection. Also, even if our existing and future patents are determined to be valid and enforceable, they may not be drafted or interpreted broadly enough to prevent others from marketing products and services similar to ours, by easily designing products around our patents or otherwise developing competing products or technologies. In addition, the ownership or inventorship of one or more of our patents and patent applications may be challenged by one or more parties in one or more jurisdictions, including in a patent interference or a derivation proceeding in the United States Patent and Trademark Office (“USPTO”), or a similar foreign governmental agency or during the course of a litigation. If a competitor were able to successfully design around our patents, we may not be able to block such competition, and furthermore the competitor’s products may be more effective or commercially successful than its products. In addition, our current patents will eventually expire, or they may otherwise cease to provide meaningful competitive advantage, and we may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage or avoid other adverse effects on our business.

We have a number of foreign patent applications, and while we generally try to pursue patent protection in the jurisdictions in which we do or intend to do significant business, the filing, prosecuting, maintaining and defending patents relating to our current or future products in all countries throughout the world would be prohibitively expensive. Furthermore, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the U.S., and many companies have encountered significant difficulties in obtaining, protecting, and defending such rights in foreign jurisdictions. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to its products in various jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and we may be unable to prevent such competitors from importing those infringing products into territories where we do not have patent protection or into territories where we do have patent protection but there is no prohibition against such importation, or even if such prohibitions exist, the law or related enforcement is not as strong as in the United States. These products may compete with our systems and our patents and our other intellectual property rights may not be effective or sufficient to prevent competitors from competing in those jurisdictions. If we encounter such difficulties or are otherwise precluded from effectively protecting and enforcing our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

Third-party patent applications and patents could significantly reduce the scope of protection of patents owned by or licensed to us and limit our ability to obtain a meaningful scope of patent protection or market and sell our products or develop, market, and sell future products. In the United States, other parties may attack the validity of our patents after they issue, in a court proceeding, or in an ex-parte reexamination proceeding or one or more post-grant procedures that were authorized under the America Invents Act of 2011, that were available commencing on March 16, 2013 such as post-grant review, covered business method review or inter partes review, in front of the Patent Trial and Appeal Board of the USPTO. The costs of these proceedings could be substantial.

At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved, and the uncertainty of litigation significantly increase the risks related to any patent litigation. Any potential intellectual property litigation may (i) force us to withdraw existing products from the market or may be unable to commercialize one or more of our products, (ii) cause us to incur substantial costs, and (iii) could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation.

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

In addition, we may indemnify our customers, suppliers and international distributors against claims relating to the infringement of the intellectual property rights of third parties relating to our products, methods, and/or manufacturing processes. Third parties may assert infringement claims against our customers, suppliers, or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, suppliers, or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers, or distributors or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products, or our suppliers may be forced to stop providing us with products.

The legal determinations relating to patent rights afforded to companies in the medical technology and aesthetic product fields can be uncertain and involve complex legal, factual, and scientific questions, sometimes involving important legal principles which remain uncertain or unresolved, and such uncertainty could affect the outcome or intellectual property related legal determinations in which we are involved.

Both the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. In addition, the U.S. Congress is currently considering legislation that would change certain provisions of U.S. federal patent law. We cannot predict future changes which U.S. and foreign courts may make in the interpretation of patent laws or changes to patent laws which might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patent rights, and our ability to obtain patents in the future.

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

Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims which are allowed can be inconsistent. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, furthermore, may export otherwise infringing products to territories in which we have patent protection that may not be sufficient to terminate infringing activities.

We do not have patent rights in certain foreign countries in which a market may exist. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our products, and our competitive position in the international market would be harmed.

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

Our rights to use the technology we license are subject to compliance with the terms of those licenses. In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. These patents and patent applications are not written by us or our advisors, and we did not have control over the drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

We have trademark registrations and applications in the United States and also in certain foreign countries. Actions taken by us to establish and protect our trademarks might not prevent imitation of our products or services, infringement of our trademark rights by unauthorized parties or other challenges to our ownership or validity of our trademarks. If we are unable to register our trademarks, enforce our trademarks, or bar a third-party from registering or using a trademark, our ability to establish name recognition based on our trademarks and compete effectively in our markets of interest may be adversely affected. In addition, our enforcement against third-party infringers or violators may be expensive and time-consuming, and the outcome is unpredictable and may not provide an adequate remedy.

We may become subject to claims for remuneration for service invention rights by our employees, which could result in litigation and adversely affect our business.

A significant portion of our intellectual property has been developed by our employees based in Israel in the course of their employment for Venus Concept Ltd. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”), inventions conceived by employees during and within the scope of employment with an employer are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no agreement between an employer and an employee with respect to the employee’s right to receive compensation for such “service inventions,” the Israeli Compensation and Royalties Committee, a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her service inventions and the scope and conditions for remuneration. While our employees have generally explicitly waived their right to any additional compensation for their contribution to service invention rights, certain current or former employees may not have signed such waivers, and we may face claims from current or former employees demanding remuneration in consideration for their contribution to service invention rights, which may lead to future litigation, which could be costly and could divert management’s attention and we could be required to pay such remuneration.

Risks Related to Government Regulation

Our devices and our operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.

Certain of our systems are regulated as medical devices subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices:

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

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a PMA application from the FDA, unless an exemption applies. We consider our Venus Glow™ and NeoGraft® systems exempt from the FDA’s 510(k) clearance requirement. We have obtained 510(k) clearance from the FDA for Venus Concept’s Freeze® and Venus Freeze Plus®, Venus Viva® SR, Venus Legacy® BX and Legacy CX, Venus Versa®, Venus Velocity™, Venus Bliss™, Venus Viva® MD, Venus Epileve™, ARTAS® and ARTAS® iX Systems.

In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the United States. market pursuant to a PMA application and later down-classified, or a 510(k)-exempt device. If a product is not eligible for 510(k) clearance it may require approval of a de novo reclassification petition or a PMA. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months but can take longer. For products subject to PMA, the regulatory process generally takes from one to three years or even longer, from the time the application is filed with the FDA and involves substantially greater risks and commitment of resources than either the 510(k) clearance or de novo processes. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all, for any of our products under development, and delays in receipt of, or failure to receive such approvals or clearances could have a material adverse effect on our business.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad.

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under the FDA regulations. The failure to comply with applicable regulations could jeopardize our ability to sell our systems and result in enforcement actions such as:

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

We must maintain regulatory approval in foreign jurisdictions in which we plan to market and sell our systems. In the EEA, manufacturers of medical devices need to comply with the Essential Requirements laid down in Annex II to the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE mark to medical devices, without which they cannot be marketed or sold in the EEA. With respect to active implantable medical devices or Class III devices, the manufacturer must conduct clinical studies to obtain the required clinical data, unless reliance on existing clinical data from equivalent devices can be justified. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the competent authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, which are complex and rapidly changing. Our actual or perceived failure to comply with such obligations could harm our business.

We are subject to diverse laws and regulations relating to data privacy and security, both in the United States and internationally. New global privacy rules are being enacted and existing ones are being updated and strengthened. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; damages; litigation; consent orders; and injunctive relief.

The regulation of data privacy and security, and the protection of the confidentiality of personal information, is increasing and continues to evolve. For example, the GDPR came into effect in May 2018 reforming the European regime. The GDPR implements more stringent operational requirements than its predecessor legislation. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the higher of 20.0 million Euros or up to 4% of our total worldwide annual turnover in the event of a significant breach. In addition, we may be the subject of litigation and/or adverse publicity, which could have a material adverse effect on our reputation and business.

Modifications to our products may require new regulatory clearances or approvals or expansion of the scope of our CE Certificates of Conformity with our notified body.

Modifications to our products may require new regulatory clearances or approvals from the FDA or other regulatory authorities or expansion of the scope of our CE Certificates of Conformity with our notified body. Even after achieving the initial market clearance, or approval from the FDA or other regulatory authorities or having affixed the CE marked to a product, modifications to our systems during their life cycles may require new regulatory approvals or clearances, including 510(k) clearances, premarket approvals, the conduct of a new conformity assessment with our notified body, or foreign regulatory approvals. Obtaining a new 510(k), other regulatory clearances and approvals, or a revised or new CE Certificate of Conformity can be a time-consuming process, and we may not be able to obtain such clearances or approvals in a timely manner, or at all.

We are subject to restrictions on the indications for which we are permitted to market our products, and any violation of those restrictions, or marketing of systems for off-label uses, could subject us to enforcement action.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use in both the United States and in foreign countries. The use of one of our systems for indications other than those cleared by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

The FDA regulates the labeling of 510(k)-cleared devices to make sure that the labeling complies with the cleared indications for use and no off-label indication or claim is being promoted by the manufacturer. The FDA also engages in market surveys to identify any devices whose intended uses include unapproved uses of the products. Devices are considered adulterated or misbranded when advertising or labeling creates a new intended use, indications for use or even a new claim.

We previously received an inquiry from the FDA regarding apparent off-label or unapproved uses of the Venus Fiore® on August 1, 2018. Venus Fiore® is not cleared or approved in the United States or in jurisdictions outside of the United States, other than Israel and certain EMEA jurisdictions. Venus Fiore® is marketed in Israel and certain EMEA jurisdictions for aesthetic and functional treatment of the vagina, labia and mons pubis. However, we have not marketed or promoted Venus Fiore® in the United States and explained this to the agency. We added geoblocker functionality to our website, to portray accurately what devices it is marketing in the United States. This matter has been closed by the FDA.

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

The FDA, state regulating agencies at times, and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or if a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur because of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. We cannot assure you that product defects or other errors will not occur in the future. Recalls involving any of our systems could be particularly harmful to our business, financial condition, and results of operations because it is our only product.

Prior to the Merger, we received a letter from the FDA’s Center for Devices and Radiological Health (“CDRH”) requesting our assistance to complete an evaluation of a potential post-market safety concern regarding devices used for hair restoration surgery. The letter stated that the potential safety concern is related to adverse events and possible allergic reaction after hair restoration surgery. We cooperated with the FDA in its evaluation. This matter has since been resolved and has been closed by the FDA.

If we or our distributors do not obtain and maintain international regulatory registrations or approvals for our systems, our ability to market and sell our systems outside of the United States will be diminished.

Sale of our systems, outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling certain of our systems or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market a particular system or that we will be able to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for the FDA clearance, and requirements for such registrations, clearances, or approvals may significantly differ from FDA requirements. If we modify our systems, we or our distributors may need to apply for additional regulatory approvals or other authorizations before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country, which could harm our business.

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

Our manufacturing processes and facilities are required to comply with the quality management system regulations of its target markets (i.e., the FDA’s Quality System Regulations, or QSR, ISO 13485:2016, and the MDSAP). Adherence to quality management system regulations and the effectiveness of our quality management control systems are periodically assessed through internal audits and inspections of manufacturing facilities by regulatory authorities. Failure to comply with applicable quality management system requirements, or later discovery of previously unknown problems with our products or manufacturing processes, including our failure or the failure of our third-party manufacturer to take satisfactory corrective action in response to an adverse quality system inspection, can result in enforcement action, which could have an adverse effect on our business. Our manufacturing process and facilities are audited annually for compliance with the last editions of QSR, ISO13485 and MDSAP requirements. The FDA inspected our San Jose facility in January 2020, which audit resulted in two observations. We responded to the FDA in February 2020 and the effectiveness of our actions will be determined during our next inspection. Regulating agencies, including the FDA, foreign regulatory authorities, and our notified body can institute a wide variety of enforcement actions, ranging from inspectional observations to more severe sanctions such as:

•	untitled letters or warning letters;
•	clinical holds;
•	administrative or judicially-imposed sanctions;
•	injunctions, fines, consent decrees, or the imposition of civil penalties;
•	customer notifications for repair, replacement, or refunds;
•	recall, detention, or seizure of products;
•	operating restrictions, or total or partial suspension of production or distribution;
•	refusal by the FDA, a foreign regulatory authority or the notified body to grant pending future clearance or pre-market approval, or to issue CE Certificates of Conformity for our devices;
•	debarment of us or our employees;
•	withdrawal or suspension of marketing clearances, approvals, and CE Certificates of Conformity;
•	refusal to permit the import or export of our products; and
•	criminal prosecution of us or our employees.

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

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. Our management must also devote significant time to monitoring developments and changes to ensure our compliance with the various applicable regulations and required approvals. For example, several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations. Certain regulators are exhibiting less flexibility and are requiring local preclinical and clinical data in addition to global data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products or could increase the cost and time to obtain such approvals in the future.

Recent U.S. tax legislation and future changes to applicable United States or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the United States and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. Generally, future changes in applicable United States or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

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

Several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Similarly, Israeli companies are limited in conducting business with entities from several countries. While these restrictions are loosening and countries previously barred from doing business with Israel are eliminating these restrictions, to the extent they still exist, these restrictions may limit our revenues.

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

The market price of our common stock following the Merger could be subject to significant fluctuations. Some of the factors that may cause the market price of the Company’s common stock to fluctuate include:

•	introduction of new products, services or technologies, significant contracts, commercial relationships or capital commitments by competitors;

•	failure to meet or exceed financial and development projections the Company may provide to the public;

•	failure to meet or exceed the financial and development projections of the investment community;

•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by the Company or its competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits or government investigations, including patent or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about the Company’s business, or if they issue adverse or misleading opinions regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions;

•	sales of common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	adverse publicity relating to hair restoration or other minimally invasive or non-invasive medical aesthetic procedures generally, including with respect to other products in such markets;

•	the introduction of technological innovations that compete with the products and services of the Company; and

•	period-to-period fluctuations in the Company’s financial results.

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

We qualify as, an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. We have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters and reduced reporting periods. As a result, stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Restoration Robotics incurred substantial losses during its history and carried forward significant net operating losses (“NOL”s) to offset future taxable income, if any, until such unused losses expire. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50 percentage points by value over a rolling three-year period. Similar rules may apply under applicable state income tax laws. The Merger resulted in an ownership change for Restoration Robotics and, accordingly, Restoration Robotics’ net operating loss carryforwards and certain other tax attributes will be subject to limitation and possibly elimination after the Merger. The Merger may limit our net operating loss carryforwards and certain other tax attributes. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards and certain other tax attributes. Consequently, even if the combined company achieves profitability, it may not be able to utilize a material portion of the predecessor companies’ or the combined company’s net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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

Provisions in our charter documents and under Delaware law could make an acquisition more difficult and may discourage any takeover attempts our stockholders may consider favorable, and may lead to entrenchment of management.

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

•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of the stockholders to force consideration of a proposal or to act, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to the board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions would apply even we were to receive an offer that some stockholders may consider beneficial.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law (“Section 203”). Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Our executive officers, directors and certain of our shareholders who are affiliated with our directors will have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of December 31, 2020, our executive officers, directors and certain of our shareholders who are affiliated with our directors, in the aggregate, beneficially own approximately 36.3% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, if they choose to act together, these persons would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

General Risk Factors

We incur significant costs because of operating as a public company, and our management devotes substantial time to new compliance initiatives.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Market and the rules of the SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

We rely on trade secret protection to protect our interests in proprietary know-how and processes for which, for example, patents are difficult or impossible to obtain or enforce, or which we believe would be best protected by means that do not result in public disclosure. We may not be able to protect our trade secrets adequately. We have limited control over the protection of trade secrets used by our third-party manufacturers and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors and outside scientific advisors may unintentionally or willfully disclose our proprietary information to competitors. Litigating a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. We rely, in part, on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect our trade secrets and other proprietary technology. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not be disclosed to third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be of limited duration or may be breached and we may not have adequate remedies for any unauthorized use or disclosure of our confidential information. Moreover, others may independently and legitimately develop equivalent trade secrets or other proprietary information. In addition, if third parties are able to establish that we are using their proprietary information without their permission, we may be required to obtain a license to that information, or if such a license is not available, re-design our products to avoid any such unauthorized use or permanently stop manufacturing and selling the related products.

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

The trading market for the Company’s common stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event that equity research analysts initiate coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

We also have office space in San Jose, California, where we occupy approximately 23,000 square feet of space under a lease that expires in April 2022. In addition, we lease a manufacturing facility for approximately 2,500 square feet in San Jose, California which we lease on a month-to-month basis.

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

For a description of the legal proceedings currently affecting the Company, please see Note 9 “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this report.

Further, we may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business, which we do not deem to be material to our business and results of operations.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Market since October 12, 2017. Our common stock trades under the symbol “VERO”.

Holders

As of March 25, 2021, there were 143 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are an innovative global medical technology company that develops, commercializes, and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on a cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In 2020 and 2019, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

In November 2019, we completed our business combination with Venus Concept Ltd. and the business of Venus Concept Ltd. became our primary business.

We have had recurring net operating losses and negative cash flows from operations. As of December 31, 2020 and 2019, we had an accumulated deficit of $157.4 million and $75.7 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of December 31, 2020 and 2019, we had cash and cash equivalents of $34.4 million and $15.7 million, respectively. On March 19, 2020 we issued and sold securities in a private placement for gross proceeds of approximately $22.3 million. See “—2020 Private Placement” below. On June 16, 2020, we entered into a purchase agreement (the “Equity Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock. During 2020, we raised net cash proceeds of $8.4 million under the Equity Purchase Agreement as described below. See “—Equity Purchase Agreement with Lincoln Park” below. In December 2020, we issued and sold securities in a private placement for gross proceeds of approximately $22.5 million. See “—December 2020 Offering” below. The COVID-19 pandemic has had a significant negative impact on our business, and we expect the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. See ‘‘—Liquidity and Capital Resources’’ for additional information.

2020 Private Placement

On March 18, 2020, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and they agreed to purchase an aggregate of approximately 2.3 million shares of our common stock, 0.7 million shares of Series A Preferred Stock, which was convertible into 6.6 million shares of our common stock and warrants to purchase up to an aggregate of approximately 6.7 million shares of our common stock at an exercise price of $3.50 per share (the “2020 Private Placement”). The warrants have a five-year term and are exercisable beginning 181 days after their issue date. The aggregate net purchase price for the securities sold in the 2020 Private Placement was approximately $20.3 million. The transaction was completed on March 19, 2020. All outstanding shares of Series A Preferred Stock automatically converted into shares 6.6 million shares of our common stock on June 16, 2020 upon receipt of stockholder approval at our annual meeting of stockholders held on June 16, 2020. For additional information on the 2020 Private Placement, see Note 1 “Nature of Operations—The 2020 Private Placement” in the notes to our consolidated financial statements included elsewhere in this report.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. Concurrently with entering into the Equity Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to provide Lincoln Park with certain registration rights related to the shares issued under the Equity Purchase Agreement (the “Registration Rights Agreement”). See ‘‘—Liquidity and Capital Resources’’ below.

In 2020, we issued and sold to Lincoln Park 3.0 million shares of our common stock, with 0.2 million of these shares being issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $0.6 million together with the issuance costs of $0.1 million were recorded as deferred issuance costs in the consolidated balance sheet. These costs will be amortized into consolidated statements of stockholders’ equity proportionally based on proceeds received during the period and the expected total proceeds to be raised over the term of the Equity Purchase Agreement. The net proceeds from shares issuance as of December 31, 2020 were $8.4 million. The Equity Purchase Agreement will enhance our balance sheet and financial condition to support our future growth initiatives.

December 2020 Public Offering

On December 24, 2020, we sold in a public offering 11,250,000 shares of common stock and warrants to purchase up to 5,625,000 shares of common stock at a combined offering price to the public of $2.00 per share and accompanying warrants. The warrants have an exercise price of $2.50 per share of common stock, are exercisable immediately, and expire in five years from the date of issuance. Total net proceeds generated by the December 2020 Public Offering was $20.5 million.

Main Street Priority Lending Program Term Loan

On December 8, 2020, we executed a loan and security agreement, a promissory note, and related documents for a loan in the aggregate amount of $50.0 million for which CNB will serve as a lender pursuant to the Main Street Priority Loan Facility (the “MSLP Loan”). On December 9, 2020, the MSLP Loan had been funded and the transaction was closed. The MSLP Note has a term of five years and bears interest at a rate per annum equal to 30-day LIBOR plus 3%. We used the proceeds from the MSLP Loan to repay in full an outstanding balance of $3.2 million under the CNB Loan Agreement and partially repay our obligation under the Madryn Credit Agreement of $43.6 million (including principal of $42.5 million). The rest of the outstanding debt under the Madryn Credit Agreement was converted into secured convertible promissory notes in the aggregate amount of $26.7 million. For additional information regarding the MSLP Loan and MSLP Note, see the “Risk Factors” and Note 10 “Main Street Term Loan” to our consolidated financial statements included elsewhere in this report.

Products and Services

We derive revenue from the sale of products and services. Product revenue includes revenue from the following:

•	the sale, including traditional sales and subscription-based sales, of systems, inclusive of the main console and control software and applicators (referred to as system revenue);
•	marketing supplies and kits;
•	consumables and disposables;
•	service revenue; and
•	replacement applicators/handpieces.

Service revenue includes revenue derived from our VeroGrafters™ technician services, our 2two5 internal advertising agency, and our extended warranty service contracts provided to our existing customers. Our 2two5 internal advertising agency services were discontinued in the third quarter of 2020. These revenues were not material to our 2020 results.

Systems are sold through our subscription model, or through traditional sales contracts directly and through distributors.

We generate recurring monthly revenue under our subscription-based business model and from traditional system sales. Venus Concept Ltd. commenced a subscription-based model in North America in 2011, and approximately 46% and 51% of our aesthetic systems were sold under the subscription model in the years ended December 31, 2020 and 2019, respectively. We have launched our subscription model in targeted international markets in which we operate directly. We currently do not offer the ARTAS® iX System for hair restoration under the subscription model, which accounts for the drop in the percent of sales sold under subscription in 2020.

Our subscription model includes an up-front fee and a monthly payment schedule, typically over a period of 36 months, with approximately 40% of total contract payments collected in the first year. To ensure that each monthly product payment is made on time and that the customer’s system is serviced in accordance with the terms of the warranty, every product purchased under a subscription agreement requires a monthly activation code, which we provide to the customer upon receipt of the monthly payment. These recurring monthly payments provide our customers with enhanced financial transparency and predictability. If economic circumstances are appropriate, we provide customers in good standing with the opportunity to “upgrade” into our newest available or alternative Venus Concept’s technology throughout the subscription period. This structure can provide greater flexibility than traditional equipment leases secured through financing companies. We work closely with our customers and physicians to provide business recommendations that improve the quality of service outcomes, build patient traffic and improve financial returns for the customer’s business.

We have developed and commercialized eleven technology platforms, including our ARTAS® and NeoGraft® systems. Our medical aesthetic technology platforms have received regulatory clearance for indications such as treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains. In addition, we have received regulatory approval for marketing of certain indications in overseas markets but not in the United States, including treatment of certain soft tissue injuries, temporary increase of skin tightening, temporary body contouring, and vaginal treatments. We believe our ARTAS® and NeoGraft® systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market.

In the United States, we have obtained 510(k) clearance from the FDA for our Venus Concept’s Freeze® and Venus Freeze Plus™, Venus Viva® and Venus Viva® MD, Venus Legacy® BX and Legacy® CX, Venus Versa®, Venus Velocity™, Venus Bliss™, Venus Epileve™, ARTAS® and ARTAS® iX Systems. The Venus Glow™ and NeoGraft® systems are listed as class I devices under the FDA classification system. Outside the United States, we market our technologies in over 60 countries across Europe, the Middle East, Africa, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

As of December 31, 2020, we operated directly in 20 international markets through our 16 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, Israel, and South Africa.

Our revenues for the year ended December 31, 2020 and 2019 were $78.0 million and $110.4 million, respectively. We had a net loss attributable to Venus Concept of $85.3 million and $40.6 million in the year ended December 31, 2020 and 2019, respectively. We had an Adjusted EBITDA loss of $20.1 million and $12.5 million for the year ended December 31, 2020 and 2019, respectively.

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

The following reconciliation of net loss to Adjusted EBITDA for the years presented:

Venus Concept Inc.

Reconciliation of Net loss to Non-GAAP Adjusted EBITDA

	Year Ended, December 31,
	2020	2019
Reconciliation of net loss to adjusted EBITDA	(in thousands)
Net loss	$(82,818)	$(42,295)
Foreign exchange (gain) loss	(68)	2,611
Loss on debt extinguishment	2,938	—
Loss on disposal of subsidiaries	2,526	—
Finance expenses	8,343	7,549
Income tax expense	1,181	1,857
Depreciation and amortization	4,804	2,040
Stock-based compensation expense	2,138	2,158
Goodwill impairment charge	27,450	—
COVID-19 related bad debts	11,088	—
Other adjustments (1)	2,280	13,553
Adjusted EBITDA	$(20,138)	$(12,527)

(1) For the year ended December 31, 2020, the other adjustments are represented by severance and retention payments ($1.9 million) and litigation settlement expenses ($0.3 million). For the year ended December 31, 2019, the other adjustments are mainly represented by professional fees related to the Merger and a patent infringement case.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and under subscription agreements. The following table set forth the number of systems we have delivered in the geographic regions indicated:

	Year Ended December 31,
	2020	2019
United States	338	647
International	968	1,817
Total systems delivered	1,306	2,464

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

Investment in Sales, Marketing and Operations. In recent years, we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This included the opening of more direct offices and hiring experienced sales, marketing and operational staff. While we generated incremental product sales in these new markets, these revenues and the related margins did not fully offset the startup investments made in certain countries. We have been evaluating our profitability and growth prospects in these countries post COVID-19, and we will exit countries that have yet to produce sustainable results. In the year ended December 31, 2020 and 2019, respectively, we did not open any direct sales offices. Over the course of fiscal year ended December 31, 2020, we completed the following transactions:

•

Sold our share (51%) in our Bulgarian subsidiary, Venus Concept Central Eastern Europe Ltd., to an unrelated third party for cash consideration of 0.5 million Euro which was equivalent to $0.5 million. The disposal resulted in a loss of $0.4 million.

•	Sold our share (51%) in our Indian subsidiary, Venus Aesthetic LLP, to an unrelated third party for cash consideration of $0.4 million. The disposal resulted in a loss of approximately $0.6 million.

•

Sold our share (51%) in our Italian subsidiary, Venus Concept Italy S.r.l., to an unrelated third party for cash consideration of 0.3 million Euro which was equivalent to $0.3 million. The disposal resulted in a loss of approximately $0.5 million.

•

Entered into a Termination Agreement of the Venus Concept Kazakhstan LLP Foundation Agreement, resulting in the cancellation of our 51% interest in the entity. This disposal resulted in a gain of approximately $0.1 million.

•	Sold our share (51%) of our Russian subsidiary, Venus Concept RU LLC, to an unrelated third party for cash consideration of $0.6 million. The disposal resulted in a loss of approximately $0.4 million.

•

Sold our share (55%) of our Singaporean subsidiary, Venus Concept Singapore Pte. Ltd., including its wholly owned subsidiary, Venus Concept Vietnam Co., Ltd., to an unrelated third party for cash consideration of $0.5 million. The disposal resulted in a loss of approximately $0.7 million.

•

Sold our share (100%) in our Indonesian subsidiary, InPhronics Limited, along with our 90% interest in its subsidiary, PT NeoAsia Medical, for the cash consideration of $1.0 million. The disposal resulted in a loss of approximately $33 thousand.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining required payments under their subscription contracts. Due to COVID-19, in the first half of 2020, we experienced significant reductions in the collection of accounts receivable from our subscription customers across the markets in which we operate. As a result, in addition to our regular allowance for doubtful accounts, our third quarter results reflect a cumulative COVID-19 related bad debt charge of $5.7 million as of September 30, 2020. In July of 2020, our collection efforts and results improved significantly, and continued to do so through to September of 2020. We entered into repayment arrangements with the majority of non-paying customers, and as government lockdown and shelter in place orders were lifted we experienced a significant improvement in collections as businesses reopened. However, in the fourth quarter we experienced an emergence of a second wave of COVID-19 cases in most of the markets we operate in, resulting in a reinstatement, or partial reinstatement, of government lockdown and shelter in place restrictions. Many of the customers that previously agreed to repayment arrangements during the first term were negatively impacted, forced to temporarily close their operations again and could not honor their repayment arrangements. We estimate that 14% of our pre-COVID-19 customers in North America were forced to close their operations either temporarily or permanently. As a result, in addition to our regular allowance for doubtful accounts, we recorded an additional COVID-19 related bad debt charge of $5.4 million in the fourth quarter of fiscal 2020. For the full fiscal year ending December 31, 2020, we estimate the total COVID-19 related bad debt charge to be approximately $11.1 million, of which approximately $3.0 million related to accounts that had fully defaulted and the balance relates to accounts that are at risk but fully provided for. As of December 31, 2020, our allowance for doubtful accounts stands at $18.5 million which represents 20% of the gross outstanding accounts receivable as of this date.

Outlook

The global pandemic caused by the COVID-19 significantly negatively affected all aspects of our business during 2020, including our sales, supply chain, manufacturing and accounts receivable collections.

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

Supply chain. A number of the components we use to manufacture our systems are sourced from China. We had experienced difficulty with sourcing certain component parts from China for some of our systems, including Venus Bliss, in the first quarter of 2020 and, consequently, we were not able to manufacture the number of systems we forecasted for the first quarter and part of the second quarter of 2020. Our China sourcing issue was fully remedied in the second quarter of 2020; nevertheless, we experienced difficulties in meeting customers’ demand in the second quarter of 2020 as a result of sourcing disruption earlier in the year. In addition, from March 16, 2020 to June 1, 2020, we were unable to access our facility in San Jose or NPI Solutions, Inc.’s (“NPI”) facility. As a result, we were unable to manufacture sufficient ARTAS procedure kits in the second quarter of 2020 and were limited to shipping procedure kits from existing inventory. While we currently have access to our San Jose facility and NPI’s facility has re-opened and we are able to manufacture ARTAS procedure kits, we cannot predict whether these facilities will be closed again by the Order of the Health Officer of the County of Santa Clara, or California State public health orders in response to future COVID-19 developments in the County or State.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries over the course of our ten-year history. The economic recovery in individual countries in the second, third and fourth quarters of 2020 progressed unevenly depending on the success of each country in controlling the spread and impact of COVID-19. We also saw a pronounced decline in system sales, product sales and service revenues in all markets beginning in March 2020 and continuing throughout the second quarter of fiscal 2020, primarily as a result of mandated government “shelter-in-place” requirements in these regions. While our results for the third and fourth quarters of 2020 were better than we anticipated in both Europe and North America, we expect that COVID-19 will continue to negatively affect customer demand into the first half of 2021 and while we expect further recovery in most markets, the impact of COVID-19 on our sales is unpredictable and could continue to be significant for the foreseeable future.

Accounts receivable collections. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments or payments at all during the pandemic under their subscription agreements and we experienced a significant reduction in the collection of accounts receivable from our subscription customers across markets in the first half of 2020. We entered into repayment arrangements with the majority of non-paying customers, and as government lockdown and shelter in place orders were lifted we experienced a significant improvement in collections as businesses reopened. Notwithstanding the improvement in our cash collections, we determined that an allowance for doubtful accounts be established for those accounts that closed their operations, defaulted or were struggling to make consistent monthly payments. As a result, in addition to our regular allowance for doubtful accounts, we recorded a COVID-19 related bad debt charge of $11.1 million in 2020 which represents 12% of the gross outstanding accounts receivable as of December 31, 2020.

In our largest subscription markets we collected approximately 60% of our billings in March 2020, 30% in April 2020, 35% in May 2020, 60% in June 2020, 104% in July 2020, 97% in August 2020, and 98% in September 2020. The improvement in collection trends, starting from May 2020 and continuing through to September, is directly correlated to business re-openings and our collection efforts. Through the third quarter of 2020, we continued to proactively manage the collection of accounts receivables and have made repayment arrangements with the majority of our non-paying subscription customers to either defer collection or to collect a reduced amount, with the expectation of full collection as business activities resume. As a result of implementing repayment arrangements with the majority of our non-paying subscription customers, the majority of these customers recommenced payments in those jurisdictions where shelter-in-place orders were lifted, and their businesses reopened. Our systems are equipped with monthly activation codes, and non-paying customers will not be provided with codes unless overdue balances are cleared, or they make a repayment arrangement with us.

Notwithstanding the collection improvements experienced through our third quarter results, in October 2020 our customers, in most of the markets we operate in, experienced the emergence of a second wave of COVID-19 cases resulting in a reinstatement, or partial reinstatement, of government lockdown and shelter in place restrictions. Many of the customers that agreed to repayment arrangements were negatively impacted, forced to temporarily close their operations again and could not honor their repayment arrangements. In our largest subscription markets we collected approximately 86% of our billings in October 2020, 86% of our billings in November 2020, and 87% in December 2020. We estimate that 14% of our pre-COVID-19 customers in North America were forced to close their operations either temporarily or permanently. As a result, in addition to our regular allowance for doubtful accounts, we recorded an additional COVID-19 related bad debt charge of $5.4 million in the fourth quarter of fiscal 2020. For the full fiscal year ended December 31, 2020, we estimate the total COVID-19 related bad debt charge to be approximately $11.1 million, of which approximately $3.0 million related to accounts that had fully defaulted and the balance relates to accounts that are at risk but fully provided for. We remain fully focused on reactivating collections with those at risk accounts that that have struggled through the pandemic but showing signs of viability. As of December 31, 2020, our allowance for doubtful accounts stands at $18.5 million and represents that represents 20% of the gross outstanding accounts receivable as of this date.

With the recent approvals and successful rollout of COVID-19 vaccines, we have experienced an improvement in our collection experience. The relative success of the second wave lockdown measures, combined with vaccination rollout plans has resulted in reduced lockdown restrictions in most of the markets we operate in. Our collection experience has also improved in the post year-end period, with collections in our largest subscription markets averaging 87% of our billings in January 2021, 92% of our billings in February 2021, and approximately 97% of our billings through March 2021. We will continue our pro-active management of collections and will revisit our allowance for doubtful accounts during the next quarter.

Mitigation efforts. We are focused on continuing to mitigate the impacts of the COVID-19 pandemic on our business to the extent possible. Our mitigation efforts include the following:

•

Accounts Receivables Collections Initiatives. We have made repayment arrangements with the majority of our non-paying subscription customers to collect temporarily reduced monthly payments where possible and/or deferred amounts in expectation of full collection as business activities continue to resume. We modified our payment arrangements with these subscription customers such that past due amounts are scheduled to be repaid over a three to six-month period. We made further adjustments with the emergence of the second COVID-19 wave, where payment arrangements from the first wave were not fully honored but we continue to work with these customers to formulate revised payment plans. Based on our interactions and arrangements in place thus far with our subscription customers, the majority of them have recommenced, or plan to recommence payments in those jurisdictions where shelter-in-place orders have been lifted and their businesses reopened. While the repayment arrangements and improvements in collections activities made thus far have resulted in our cash collections rate approaching pre-COVID-19 levels, we may not be successful in collecting all outstanding amounts.

•

Cost reduction initiatives. Our efforts to reduce the operating expense profile of the combined company has been successful, resulting in cost savings of approximately $38.0 million in 2020 and continuing into 2021. After the Merger, described under Note 1 “Nature of Operations” in the notes to our consolidated financial statements included elsewhere in this report, we focused on improving the profitability of the combined businesses and identified approximately $18.0 million of synergies and cost reductions related to the Merger. In addition, and in response to the challenging business environment related to COVID-19, we also conducted a full review of our 2020 operating budget. In the first quarter of fiscal 2020, we implemented a restructuring program which was mainly focused on reduction of payroll costs through a combination of permanent headcount reductions, a hiring freeze, temporary unpaid leave and a reduced work week for certain employees and reduction of discretionary spending across all departments. We planned to realize costs savings of approximately $20.0 million in 2020 and continuing into 2021. In 2020, we realized in excess of $20.0 million of the planned savings, in addition to having realized the $18.0 million in merger synergies. Our results for the year ended December 31, 2020, reflect a severance provision of approximately $1.9 million. This severance provision related to approximately 145 employees who were terminated by December 31, 2020. In addition, and in response to COVID-19, we assessed the viability of our subsidiaries that have insufficient revenues to cover high operating expenses, which resulted in the divestment of several subsidiaries as fully described in “Investment in Sales, Marketing and Operations” section above.

•

Cash Interest Payment Deferral and Covenant Relief. On April 29, 2020, we entered into an amendment to the Madryn Credit Agreement, described Note 11 “Madryn Long-Term Debt and Convertible Notes” to our consolidated financial statements included elsewhere in this report, that (i) required that interest payments for the period beginning January 1, 2020 and ending on, and including, April 29, 2020 (the “PIK Period”), be paid-in-kind, (ii) increased the interest rate from 9.00% per annum to 12.00% per annum during the PIK Period and (iii) required us to provide certain additional financial and other reporting information to the lenders. On June 30, 2020, we entered into another amendment to the Madryn Credit Agreement that (i) extended the PIK period through June 30, 2020, (ii) reduced the consolidated minimum revenue threshold requirement (a) for the four consecutive fiscal quarter period ending June 30, 2020, to at least $85.0 million and (b) for the four consecutive fiscal quarter period ending September 30, 2020, to at least $75.0 million, (iii) required us to raise at least $5.0 million of cash proceeds from the issuance of equity during the period June 1, 2020, through September 30, 2020 and (iv) obligated us to use our best efforts to raise an additional $2.0 million of cash proceeds from the issuance of equity during the period June 1, 2020 through September 30, 2020. On September 30, 2020, we entered into another amendment to the Madryn Credit Agreement that (i) required that fifty percent (50%) of the interest payments for the period beginning July 1, 2020 and ending on, and including, September 30, 2020 (the “Second PIK Period”), be paid in cash, (ii) the remaining fifty percent (50%) of the interest payments for the Second PIK Period, be paid in kind, and (iii) increased the interest rate applicable to the Second PIK Period from 9.00% per annum to 10.50% per annum during the Second PIK Period. On December 8, 2020, we, using proceeds from the MSLP Loan, partially repaid our obligation under the Madryn Credit Agreement of $43.6 million (including principal of $42.5 million). The rest of the outstanding debt under the Madryn Credit Agreement was converted into secured convertible promissory notes in the aggregate amount of $26.7 million.

•

Equity Purchase Agreement with Lincoln Park. On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, described further under Note 1 “Nature of Operations—Equity Purchase Agreement with Lincoln Park” in the notes to the consolidated financial statements included elsewhere in this report. Under this agreement, in 2020, we sold approximately 3.04 million shares of our common stock through this equity line facility yielding net cash proceeds of $8.4 million. The Lincoln Park facility has a two-year term and provides us with the ability to opportunistically enhance our liquidity position should the COVID-19 pandemic continue for a sustained period of time.

•

Government Assistance Programs. Certain of our subsidiaries applied for government assistance programs and received loans and other government subsidies aggregating $5.3 million, including $4.1 million in PPP Loans under the CARES Act. The terms of these government assistance programs vary by jurisdiction. See Note 13 “Government Assistance Programs” in the notes to our consolidated financial statements included elsewhere in this report.

•

December 2020 Public Offering. On December 24, 2020, we sold in a public offering 11,250,000 shares of common stock and warrants to purchase up to 5,625,000 shares of common stock at a combined offering price to the public of $2.00 per share and accompanying warrants. Total net proceeds generated by the December 2020 Public Offering was $20.5 million. See Note 1 “Nature of Operations—December 2020 Public Offering” in the notes to our consolidated financial statements included elsewhere in this report.

The extent to which the COVID-19 pandemic may continue to impact our business, operating results, financial condition, and liquidity in the future will depend on future developments, which we cannot predict, including the duration and severity of the pandemic, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease in each of the markets in which we operate. The situation surrounding COVID-19 remains fluid, and the potential for additional negative impacts on our results of operations, financial condition and liquidity increases the longer the pandemic impacts activity levels in the United States and the other countries in which we operate.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of marketing supplies and kits, consumables and our skincare and hair products and (3) service revenue from the sale of our VeroGrafters™ technician services, our 2two5 internal advertising agency and our extended warranty service contracts provided to existing customers. Our 2two5 internal advertising agency services were discontinued in the third quarter of 2020. These revenues were not material to our 2020 results.

System Revenue

For the years ended December 31, 2020 and 2019, approximately 54% and 67%, respectively, of our system revenues were derived from subscription contracts. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a deposit. The significantly reduced up-front financial commitment, coupled with less onerous credit and disclosure requirements, is intended to make our subscription-based sales program more appealing and affordable to physicians, including non-traditional providers of aesthetic services such as family practice, general practice, and medical spas. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the years ended December 31, 2020 and 2019, approximately 39% and 27%, respectively, of our system revenues were derived from traditional sales. Customers generally demand higher discounts in connection with these types of sales. We recognize revenues from products sold to end customers based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; and (4) allocations of the transaction price to the separate performance obligations in the contract; and (5) recognition of revenue when (or as) the entity satisfies a performance obligation.

We do not generally grant rights of return or early termination rights to our end customers. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the years ended December 31, 2020 and 2019, approximately 7% and 6%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

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

Other Product Revenue

We also generate revenue from our customer base by selling Glide (a cooling/conductive gel which is required for use with many of our systems), Venus Glow Serums, marketing supplies and kits, consumables and disposables, replacement applicators and handpieces, our skincare products (Venus Skin) and hair products, and ARTAS® System training.

Service Revenue

We generate ancillary revenue from our existing customers by selling additional services including VeroGrafters™ technician services for hair restoration using our NeoGraft® and ARTAS® systems, extended warranty service contracts, and services provided by our 2two5 internal advertising agency. Our 2two5 internal advertising agency services were discontinued in the third quarter of 2020. These revenues were not material to our 2020 results.

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

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 3.14% for MSLP Loan and 8% for the Notes as of December 31, 2020 (9% on our long-term debt as of December 31, 2019).

Foreign Exchange (Gain) Loss

Foreign currency exchange (gain) loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

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

Income tax expense is recognized based on the actual income or loss incurred during the year ended December 31, 2020.

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

Restatement of Comparative Amounts

For the three months ended March 31, 2019, six months ended June 30, 2019 and nine months ended September 30, 2019, we previously classified the issuance of common stock and preferred stock as a credit to common stock. In accordance with U.S. GAAP, amounts issued in excess of par value are required to be accounted for in additional paid in capital (APIC). The error is a reclassification from common stock into APIC and has an immaterial impact on the consolidated statements of stockholders’ equity and consolidated balance sheets. Items previously reported have been reclassified to conform to U.S. GAAP and the reclassification did not have any impact on our consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of cash flows and net loss per share calculations.

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the years indicated:

	Year Ended December 31,
	2020	2019
Consolidated Statements of loss:	(dollars in thousands)
Revenues:
Leases	$33,428	$65,170
Products and services	44,586	45,236
Total revenue	78,014	110,406
Cost of goods sold	26,623	33,753
Gross profit	51,391	76,653
Operating expenses:
Sales and marketing	26,203	41,409
General and administrative	57,882	57,488
Research and development	7,754	8,034
Goodwill impairment	27,450	—
Total operating expenses	119,289	106,931
Loss from operations	(67,898)	(30,278)
Other expenses:
Foreign exchange (gain) loss	(68)	2,611
Finance expenses	8,343	7,549
Loss on debt extinguishment	2,938	—
Loss on disposal of subsidiaries	2,526	—
Loss before income taxes	(81,637)	(40,438)
Income tax expense	1,181	1,857
Net loss	$(82,818)	$(42,295)
Deemed dividend	3,564	—
Net loss attributable to the Company	(85,270)	(40,619)
Net loss attributable to noncontrolling interest	(1,112)	(1,676)
As a % of revenue:
Revenues	100%	100%
Cost of goods sold	34.1	30.6
Gross profit	65.9	69.4
Operating expenses:
Selling and marketing	33.6	37.5
General and administrative	74.2	52.1
Research and development	9.9	7.3
Goodwill impairment	35.2	—
Total operating expenses	152.9	96.9
Loss from operations	(87.0)	(27.4)
Foreign exchange (gain) loss	(0.1)	2.4
Finance expenses	10.7	6.8
Loss on debt extinguishment	3.8	—
Loss on disposal of subsidiaries	3.2	—
Loss before income taxes	(104.6)	(36.6)

The following tables set forth our revenue by region and by product type for the years indicated:

	Year Ended December 31,
Revenues by region:	2020	2019
United States	$33,987	$47,723
International	44,027	62,683
Total revenue	$78,014	$110,406

	Year Ended December 31,
	2020	2019
Revenues by product:	(in thousands)
Subscription—Systems	$33,428	$65,170
Products—Systems	28,957	31,730
Products other (1)	10,858	6,943
Services (2)	4,771	6,563
Total revenue	$78,014	$110,406

(1)	Products other include ARTAS® procedure kits, Venus Concept’s Venus Skin and hair products, and other consumables.
(2)	Services include VeroGrafters™ technician services, 2two5 advertising agency services and extended warranty sales.

Comparison of the Years Ended December 31, 2020 and 2019

Revenues

	Year Ended December 31,
	2020		2019		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$33,428	42.8	$65,170	59.0	$(31,742)	(48.7)
Products—Systems	28,957	37.1	31,730	28.7	(2,773)	(8.7)
Products other	10,858	13.9	6,943	6.3	3,915	56.4
Services	4,771	6.2	6,563	6.0	(1,792)	(27.3)
Total	$78,014	100.0	$110,406	100.0	$(32,392)	(29.3)

Total revenue decreased by $32.4 million, or 29.3%, to $78.0 million for the year ended December 31, 2020 from $110.4 million for the year ended December 31, 2019. The decrease in revenue was a result of decreased revenue in the United States of $13.8 million and decreased revenue in international markets of $18.6 million. The decrease in revenue in both the United States and international markets was driven by COVID-19 related lockdown measures or restrictions imposed by federal and state governments, a reduction in procedures at the clinic level caused by additional COVID-19 safety protocols, and a general reluctance on the part of some consumers to undergo non-essential aesthetic procedures given the risks presented by COVID-19. These disruptions and the resultant uncertainty at the clinic level negatively impacted our ability to sell into our customary channels in both the United States and international markets. Although our selling efforts were hampered by target customer concerns in making capital outlays given the economic uncertainty, this became less of an obstacle towards the end of 2020 as we experienced a more robust sales trend in most markets.

We sold an aggregate of 1,306 systems in the year ended December 31, 2020 compared to 2,464 in the year ended December 31, 2019. The percentage of systems revenue derived from our subscription model was approximately 54% in the year ended December 31, 2020 compared to 67% in the year ended December 31, 2019. The percentage decline is attributable to ARTAS® systems which are not sold under our subscription model.

Other product revenue increased by $3.9 million, or 56.4%, to $10.8 million in the year ended December 31, 2020 from $6.9 million in the year ended December 31, 2019. The increase was driven by sales of ARTAS® procedure kits partially offset by the impact of COVID-19 related lockdown restrictions and shelter-in-place orders imposed by federal, state, and local governments.

Services revenue decreased by $1.8 million, or 27.3%, to $4.8 million in the year ended December 31, 2020 from $6.6 million in the year ended December 31, 2019. The decrease was driven by COVID-19 related restrictions imposed by federal, state, and local governments resulting in a decline in VeroGrafters™ technician services along with the suspension of operations of the 2two5 marketing services in the third quarter of 2020 offset by additional warranty revenue on ARTAS® systems.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $7.2 million, or 21.3%, to $26.6 million in the year ended December 31, 2020 from $33.8 million in the year ended December 31, 2019. Gross profit decreased by $25.3 million, or 33.0%, to $51.4 million in the year ended December 31, 2020, as compared to $76.7 million in the year ended December 31, 2019. The decrease in gross profit is primarily due to lower revenues due to COVID-19 related disruptions, lockdown restrictions and shelter-in-place orders imposed by federal and local governments. Gross margin was 65.9% of revenue in the year ended December 31, 2020 compared to 69.4% of revenue in the year ended December 31, 2019. The decrease in gross profit percentage is primarily due to sales of ARTAS® systems in 2020, which were sold at slightly lower margins than our other systems, and inventory fair value adjustments recognized on the business combination with Venus Concept Ltd. expensed through cost of goods sold during 2020, and a provision for excess or slow moving parts inventory caused by lower sales on our non-core devices.

Operating expenses

	Year Ended December 31,
	2020		2019		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$26,203	33.6	$41,409	37.5	$(15,206)	(36.7)
General and administrative	57,882	74.2	$57,488	52.1	394	0.7
Research and development	7,754	9.9	$8,034	7.3	(280)	(3.5)
Goodwill impairment	27,450	35.3	—	—	27,450	100.0
Total operating expenses	$119,289	153.0	$106,931	96.9	$12,358	11.6

Selling and Marketing. Selling and marketing expenses decreased by 36.7% in the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was attributable primarily to reduced selling commissions as a result of lower sales in 2020, lower salaries and other compensation expenses as a result of our restructuring program and reduced pay for some employees as a result of our efforts to reduce the impact of COVID-19. The decrease in selling and marketing expenses was also affected by reduced travel costs and lower marketing costs as a result of reduced business activities caused by COVID-19. As a percentage of total revenues, our selling and marketing expenses decreased by 3.9%, from 37.5% in the year ended December 31, 2019 to 33.6% in the year ended December 31, 2020. As the business environment improves, we expect selling and marketing expenses to increase, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses increased by 0.7% in the year ended December 31, 2020 compared to the year ended December 31, 2019, reflecting an increase in bad debt expense primarily as a result of COVID-19 related lockdown restrictions and shelter-in-place orders, and additional amortization of intangible assets recognized on the business combination with Venus Concept Ltd. partially offset by lower transaction related legal and audit expenses. As a percentage of total revenues, our general and administrative expenses increased by 22.1%, from 52.1% in the year ended December 31, 2019, to 74.2% in the year ended December 31, 2020, primarily due to expenses related to public company reporting obligations and due to lower revenues in 2020.

Research and Development. Research and development expenses decreased by 3.5% in the year ended December 31, 2020 compared to the year ended December 31, 2019. As a percentage of total revenues, our research and development expenses increased by 2.6%, from 7.3% in the year ended December 31, 2019, to 9.9% in the year ended December 31, 2020. The slight decrease in the research and development expense is attributable to the Merger synergies and cost control measures implemented as a result of the COVID-19 cost containment.

Goodwill impairment. We considered a substantial decline in our equity value and worsening macroeconomic factors due to COVID-19 as triggering events that caused analysis of potential impairment of our goodwill and other intangible assets as of March 31, 2020. The quantitative impairment analysis resulted in goodwill impairment of $27.5 million driven primarily by lower than expected actual sales, as well as lower projected sales and decreased profitability because of COVID-19. As a result, the entire balance of goodwill was written off as of March 31, 2020. The impairment loss was recognized in the first quarter of 2020. Based on the impairment analysis performed no further impairment was considered necessary as of December 31, 2020.

Foreign exchange loss. We had a foreign exchange gain of $68 thousand in the year ended December 31, 2020 and foreign exchange loss of $2.6 million in the year ended December 31, 2019. Changes in foreign exchange in the year ended December 31, 2020 are driven mainly by foreign exchange effect on accounts receivable and accounts payable balances denominated in currencies other than the US dollar. In 2020, the net gain was a result of the appreciation in the Canadian dollar and euro offset by a decline in the Mexican Peso, Argentine Peso and Colombian Peso. The net loss in 2019 was a result of the significant depreciation in the Mexican Peso, Argentine Peso and Colombian Peso. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses increased by $0.8 million, to $8.3 million in the year ended December 31, 2020 from $7.5 million in the year ended December 31, 2019, mostly due to increase in the annual interest rate from 9.00% to 12.00% during the PIK Period under the Madryn Credit Agreement. See “—Liquidity and Capital Resources” below.

Loss on debt extinguishment. We incurred a loss on debt extinguishment in the amount of $2.9 million as a result of partial repayment under the Madryn Credit Agreement of $43.6 million (including principal of $42.5 million) and issuance of the convertible promissory notes in exchange for the remaining balance. It consisted of charges to write-off unamortized deferred financing costs related to the termination of Madryn Credit Agreement and closing fees under the Notes. See “—Liquidity and Capital Resources” below.

Loss on disposal of subsidiaries. In 2020 we sold our share in several subsidiaries as we are focused on markets with higher growth and profit potential. The disposal resulted in loss of $2.5 million.

Income Taxes Benefit. We had an income tax expense of $1.2 million in the year ended December 31, 2020 compared to $1.9 million income tax expense in the year ended December 31, 2019. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2020, we had a combination of less profitable sales and an increase in sales in lower rate tax jurisdictions.

Liquidity and Capital Resources

We had $34.4 million and $15.7 million of cash and cash equivalents as of December 31, 2020 and December 31, 2019, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We completed two equity financings during 2020 that generated $44.8 million of gross proceeds. See “— The 2020 Private Placement” and “ —December 2020 Public Offering” above. In 2020, we issued and sold to Lincoln Park 3.04 million shares of our common stock, the net proceeds from shares issuance as of December 31, 2020 were $8.4 million. As of December 8, 2020, we borrowed $50.0 million under the MSLP Loan and contemporaneously we repaid $43.6 million under the Madryn Credit Agreement and $3.2 million under the CNB Loan Agreement and issued secured subordinated convertible notes in the aggregate principal amount of $26.7 million. We had total debt obligations of approximately $79.6 million as of December 31, 2020, including the MSLP Loan of $50.0 million, convertible notes of $26.7 million including closing fees of $1.6 million, and government assistance loans of $4.1 million, compared to total debt obligations of approximately $69.0 million as of December 31, 2019, including line of credit borrowings of $7.8 million.

Our working capital requirements reflect the growth of our business over the last few years. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 58:42 in the year ended December 31, 2020, compared to 67:33 in 2019. We are directing more effort to securing traditional sales in order to improve cash flow. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

We also require modest funding for capital expenditures. Our capital expenditures relate primarily to our research and development facilities in Yokneam, Israel and San Jose, California. In addition, our capital investments have included improvements and expansion of our subsidiaries’ operations to support our growth.

Madryn Credit Agreement

On October 11, 2016, Venus Concept Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended, (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of our subsidiaries. For additional information regarding the Madryn Credit Agreement, see Note 11. “Madryn Long-Term Debt and Convertible Notes” to our consolidated financial statements included elsewhere in this report.

Contemporaneously with the MSLP Loan Agreement that is described above in the “Risk Factors” and below, we (i) repaid on December 9, 2020, $43.6 million, including $42.5 million aggregate principal amount, owed under the Madryn Credit Agreement, and (ii) issued, on December 9, 2020, to the Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (the “Madryn Noteholders”) secured subordinated convertible notes in the aggregate principal amount of $26.7 million as described below. The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the secured subordinated convertible notes.

Issuance of Secured Subordinated Convertible Notes

Contemporaneously with the MSLP Loan Agreement, on December 9, 2020, we issued $26.7 million aggregate principal amount of secured subordinated convertible notes (the “Notes”) to the Madryn noteholders pursuant to the terms of an exchange agreement (the “Exchange Agreement”). The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. In connection with the Exchange Agreement, we also entered into (i) a Guaranty and Security Agreement dated as of December 9, 2020 (the “Madryn Security Agreement”), pursuant to which we agreed to grant Madryn a security interest, in substantially all of our assets, to secure the obligations under the Notes and (ii) a Subordination of Debt Agreement dated as of December 9, 2020 (the “CNB Subordination Agreement”). The Notes are convertible at any time into shares of our common stock at an initial conversion price of $3.25 per share, subject to adjustment. For additional information regarding the Notes, Exchange Agreement, Madryn Security Agreement and CNB Subordination Agreement, see Note 11 “Madryn Long-Term Debt and Convertible Notes” to our consolidated financial statements included elsewhere in this report.

Main Street Priority Lending Program Term Loan

On December 8, 2020, we executed the MSLP Loan Agreement, promissory note, and related documents for a loan in the aggregate amount of $50.0 million for which CNB will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act. For additional information regarding this loan, see Note 10 “Main Street Term Loan” to our consolidated financial statements included elsewhere in this report.

CNB Loan Agreement

During 2020 and 2019 we had a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries in the maximum principal amount of $10.0 million ($10.0 million as of December 31, 2019), to be used to finance working capital requirements (the “CNB Loan Agreement”). In April 2019, the maximum principal amount under the CNB Loan Agreement was increased from $7.5 million to $10.0 million. As of December 31, 2020, a portion of the proceeds from the MSLP Loan described below was used to repay $3.2 million of outstanding borrowings under the CNB Loan Agreement. There was $nil outstanding balance as of December 31, 2020 ($7.8 million as of December 31, 2019). For additional information on the CNB Loan Agreement, see Note 12 “Credit Facility” to our consolidated financial statements included elsewhere in this report.

As of December 31, 2020, and December 31, 2019, we were in compliance with all required covenants.

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

In 2020, we issued and sold to Lincoln Park 3.04 million shares of our common stock, 0.2 million of which were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $0.6 million together with issuance costs of $0.1 million were recorded as deferred issuance costs in the consolidated balance sheet. These costs will be amortized into consolidated statements of stockholders’ equity proportionally based on proceeds received during the period and the expected total proceeds to be raised over the term of the Equity Purchase Agreement. The net cash proceeds from shares issuance as of December 31, 2020 were $8.4 million.

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

For additional information on the Equity Purchase Agreement, see Note 1 “Nature of Operations—Equity Purchase Agreement with Lincoln Park” in the notes to the consolidated financial statements included elsewhere in this report.

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

Pursuant to the terms of the U.S. Small Business Administration Note dated as of April 21, 2020, by us and in favor of CNB, we borrowed $1.7 million of original principal amount, which was funded on April 29, 2020 (the “Venus Concept PPP Loan”).Venus USA also entered into a U.S. Small Business Administration Note dated as of April 15, 2020 in favor of CNB pursuant to which Venus USA borrowed $2.4 million of original principal amount, which was funded on April 20, 2020 (the “Venus USA PPP Loan” and together with the Venus Concept PPP Loan, individually each a “PPP Loan” and collectively, the “PPP Loans”). The terms of the Venus USA PPP Loan are substantially similar to the terms of the Venus Concept PPP Loan.

If we and/or Venus Concept USA defaults on our or its respective PPP Loan (i) events of default will occur under the CNB Loan Agreement and MSLP Loan, and (ii) we and/or Venus Concept USA may be required to immediately repay their respective PPP Loan.

Also, the Small Business Administration has decided, in consultation with the Department of the Treasury, that it will review all loans in excess of $2.0 million following the lender’s submission of the borrower’s loan forgiveness application. To the extent that the SBA’s audit determines that Venus Concept USA was not entitled to the loan under the PPP, the loan may not be forgiven, an event of default would occur under the Madryn Credit Agreement and Venus Concept USA could be subject to civil and criminal penalties.

As of December 31, 2020, certain subsidiaries also received funding in the total amount of $1.1 million in connection with various governmental programs to support businesses impacted by COVID-19. The terms of these government assistance programs vary by jurisdiction. These government subsidies were recorded as a reduction to the associated wage costs recorded in general and administrative expenses in the consolidated statement of operations.

For additional information on our utilization of government assistance programs, see Note 13 “Government Assistance Programs” in the notes to our consolidated financial statements included elsewhere in this report.

December 2020 Public Offering

On December 24, 2020, we sold in a public offering 11,250,000 shares of common stock and warrants to purchase up to 5,625,000 shares of common stock at a combined offering price to the public of $2.00 per share and accompanying warrants. The warrants have an exercise price of $2.50 per share of common stock, are exercisable immediately, and expire five years from the date of issuance. Total net proceeds generated by the December 2020 Public Offering was $20.5 million.

Capital Resources

As of December 31, 2020, we had capital resources consisting of cash and cash equivalents of approximately $34.4 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

While we believe that the net proceeds from the 2020 Private Placement, net proceeds from the December 2020 Public Offering, the proceeds from issuance our common stock to Lincoln Park, the proceeds from the government assistance programs, the proceeds from the MSLP Loan, together with our existing cash and cash equivalents, and the anticipated savings from our Merger-related cost savings initiatives and our new restructuring program, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, the COVID-19 pandemic has had a significant negative impact on our business, and we expect the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. Given the COVID-19 pandemic, we may need additional capital to fund our future operations and to access the capital markets sooner than we planned. We cannot assure you that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

We are restricted by covenants in the MSLP Loan, the CNB Loan Agreement, the PPP Loans, the Madryn Security Agreement and other government assistance programs. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time; we cannot assure that we will remain in compliance with the financial covenants in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

We based our projections on the amount of time through which our financial resources will be adequate to support our operations on assumptions that may prove to be incorrect, and we may use all our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including, but not limited to:

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

Cash flows

The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(28,650)	$(39,595)
Cash (used in) provided by investing activities	(2,392)	6,384
Cash provided by financing activities	49,673	42,202
Net increase in cash, cash equivalents and restricted cash	$18,631	$8,991

Cash Flows from Operating Activities

For the year ended December 31, 2020, cash used in operating activities consisted of a net loss of $82.8 million and an investment in net operating assets of $7.7 million, partially offset by non-cash operating expenses of $61.9 million. The investment in net operating assets was primary attributable to a decrease in inventories of $1.0 million, decrease in other current assets of $2.4 million, decrease in other long-term assets of $0.2 million, increase in trade payables of $3.0 million, increase in unearned interest income of $1.9 million and increase in other long-term liabilities of $0.5 million. This was partially offset by a decrease in accounts receivable of $0.1 million, decrease in prepaid expenses by $0.2 million and increase in accrued expenses and other current liabilities of $0.9 million. The non-cash operating expenses consisted mainly of a goodwill impairment charge of $27.5 million, a provision for bad debts of $15.2 million, depreciation and amortization of $4.8 million, stock-based compensation expense of $2.1 million, provision for inventory obsolescence of $0.6 million, loss on debt extinguishment of $2.9 million, loss on sale of subsidiaries of $2.5 million, loss on disposal of property and equipment of $0.2 million, deferred tax benefit of $0.4 million, a change in the fair value of the earn-out liability for the purchase of NeoGraft of $0.3 million, interest on convertible promissory notes of $0.1 million and finance expenses of $6.1 million.

In the year ended December 31, 2019, cash used in operating activities consisted of a net loss of $42.3 million and an investment in net operating assets of $12.8 million, partially offset by non-cash operating expenses of $15.5 million. The investment in net operating assets was primary attributable to an increase in accounts receivable of $21.1 million, primarily due to the increase in subscription sales, an increase in prepaid expenses of $0.9 million, a decrease in accounts payable of $6.0 million and a decrease in other long-term liabilities of $1.4 million. This was partially offset by an increase in inventories of $6.4 million, an increase in other current assets of $0.5 million, an increase in severance payments of $0.1 million and an increase in accrued expenses and other current liabilities of $9.6 million. The non-cash operating expenses consisted mainly of a provision for bad debts of $10.0 million, depreciation and amortization of $2.0 million, stock-based compensation expense of $2.2 million, a deferred tax benefit of $1.1 million, interest on convertible promissory notes of $0.6 million, a change in the fair value of the earn-out liability for the purchase of NeoGraft of $0.5 million, unrealized foreign exchange loss of $0.2 million, financing fees of $0.3, issuance of warrants of $0.1 million, interest on convertible promissory notes of $0.6 and a provision for inventory obsolescence of $1.0 million.

Cash Flows from Investing Activities

In the year ended December 31, 2020, cash used in investing activities consisted of $0.3 million for the purchase of property and equipment and $2.1 million of cash disposed in connection with the sale of several subsidiaries, net of cash relinquished.

In the year ended December 31, 2019, cash used in investing activities consisted of the purchase of property and equipment of $1.1 million, offset by the $7.4 million of cash, cash equivalents and restricted cash acquired in connection with the Merger and $0.1 million of proceeds from sale of property and equipment.

Cash Flows from Financing Activities

In the year ended December 31, 2020, cash from financing activities consisted primarily of net proceeds from the issuance of shares of common stock to Lincoln Park Shares of $8.4 million, net proceeds from MSLP Loan of $48.8 million, proceeds from exercise of options of $0.4 million, net proceeds from 2020 Private Placement of $20.3 million, net proceeds from December 2020 Public Offering of $20.5 million and proceeds from government assistance loans of $4.1 million partially offset by repayment of Madryn Credit Agreement of $43.6 million, repayment of $7.8 million under the CNB Loan Agreement, payment of dividends from subsidiary to non-controlling interest of $0.2 million, and payment of the NeoGraft earn-out liability and installment payment of $1.0 million.

In the year ended December 31, 2019, cash from financing activities consisted primarily of net proceeds from the drawdown on the Madryn Credit Agreement of $9.7 million, net proceeds from issuance of unsecured senior subordinated convertible promissory notes of $29.1 million, net proceeds from the private placement of common stock and warrants immediately following the Merger of $26.5 million (the “Concurrent Financing”), proceeds from exercise of options of $0.4 million and proceeds from the drawdown on the CNB Loan Agreement of $2.1 million, partially offset by the issuance of the loan to Restoration Robotics of $4.5 million prior to the Merger, payment under the Solar loan and security agreement of $20.0 million, payment of the NeoGraft earn-out liability of $0.8 million, and NeoGraft annual installment payment of $0.3 million.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of December 31, 2020, we had non-cancellable purchase orders placed with Venus Concept’s contract manufacturers in the amount of $7.2 million. In addition, as of December 31, 2020, we had $0.7 million of open purchase orders that can be cancelled with 180 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of December 31, 2020, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$2,136	$15,212	$76,189	$—	$93,537
Operating leases	1,701	958	403	994	4,056
Purchase commitments	7,309	—	—	—	7,309
Total contractual obligations	$11,146	$16,170	$76,592	$994	$104,902

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K, we believe that the assumptions and estimates associated with stock-based compensation, goodwill impairment, allowance for doubtful accounts, revenue recognition, accrual for severance and income taxes have the most significant impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS® procedure kits, marketing supplies and kits, consumables and Venus Concept’s skincare and hair products and (3) service revenue from the sale of our VeroGrafters™ technician services, our 2two5 internal advertising agency and our extended warranty service contracts provided to existing customers. Our 2two5 internal advertising agency services were discontinued in the third quarter of 2020. These revenues were not material to our 2020 results.

We recognize revenues on other products and services in accordance with ASC 606. Revenue is recognized based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determine the transaction price; and (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

We record our revenue net of sales tax and shipping and handling costs.

Long-term receivables

Long-term receivables relate to our subscription revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% to 9% for the year ended December 31, 2020, and 8% to 9% for the year ended December 31, 2019. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

Allowance for doubtful accounts

The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of the related invoices and represents our best estimate of probable credit losses in our existing trade accounts receivable. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the account receivable balances, and current economic conditions that may affect a customer’s ability to pay.

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

Item 8.Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Venus Concept Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Venus Concept Inc. and its subsidiaries  (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has reported recurring net losses and negative cash flows from operations, that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MNP LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2019.

Toronto, Canada

March 29, 2021

VENUS CONCEPT INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended, December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,297	$15,666
Restricted cash	83	83
Accounts receivable, net of allowance of $18,490 and $10,494 as of December 31, 2020, and 2019	52,764	58,977
Inventories	17,759	18,844
Deferred expenses	—	59
Prepaid expenses	2,240	2,523
Advances to suppliers	2,587	450
Other current assets	5,674	3,101
Total current assets	115,404	99,703
LONG-TERM ASSETS:
Long-term receivables	21,148	35,656
Deferred tax assets	884	622
Severance pay funds	685	710
Property and equipment, net	3,539	4,648
Intangible assets	18,865	22,338
Goodwill	—	27,450
Total long-term assets	45,121	91,424
TOTAL ASSETS	$160,525	$191,127
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$7,789
Trade payables	6,322	9,401
Accrued expenses and other current liabilities	20,253	21,120
Income taxes payable	1,132	2,172
Unearned interest income	1,950	3,942
Warranty accrual	1,106	1,254
Deferred revenues	1,752	2,495
Total current liabilities	32,515	48,173
LONG-TERM LIABILITIES:
Long-term debt	75,491	61,229
Government assistance loans	4,110	—
Income tax payable	478	—
Accrued severance pay	755	827
Deferred tax liabilities	811	1,017
Unearned interest income	1,778	1,681
Warranty accrual	533	723
Other long-term liabilities	293	799
Total long-term liabilities	84,249	66,276
TOTAL LIABILITIES	116,764	114,449
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (Note 1):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of December 31, 2020 and 2019; 53,551,126 and 28,686,116 issued and outstanding as of December 31, 2020 and 2019, respectively	26	24
Additional paid-in capital (Note 1)	201,598	149,840
Accumulated deficit	(157,392)	(75,686)
TOTAL STOCKHOLDERS’ EQUITY	44,232	74,178
Non-controlling interests	(471)	2,500
	43,761	76,678
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,525	$191,127

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended, December 31,
	2020	2019
Revenue
Leases	$33,428	$65,170
Products and services	44,586	45,236
	78,014	110,406
Cost of goods sold
Leases	7,899	13,411
Products and services	18,724	20,342
	26,623	33,753
Gross profit	51,391	76,653
Operating expenses:
Selling and marketing	26,203	41,409
General and administrative	57,882	57,488
Research and development	7,754	8,034
Goodwill impairment	27,450	—
Total operating expenses	119,289	106,931
Loss from operations	(67,898)	(30,278)
Other expenses:
Foreign exchange (gain) loss	(68)	2,611
Finance expenses	8,343	7,549
Loss on debt extinguishment	2,938	—
Loss on disposal of subsidiaries	2,526	—
Loss before income taxes	(81,637)	(40,438)
Income tax expense	1,181	1,857
Net loss	(82,818)	(42,295)
Deemed dividend (Note 15)	3,564	—
Loss attributable to stockholders of the Company	(85,270)	(40,619)
Loss attributable to non-controlling interest	(1,112)	(1,676)

Net loss per share:
Basic	$(2.33)	$(4.77)
Diluted	$(2.33)	$(4.77)
Weighted-average number of shares used in per share calculation:
Basic	36,626	8,517
Diluted	36,626	8,517

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019
Net loss and comprehensive loss	$(82,818)	$(42,295)
Deemed dividend	3,564	—
Loss attributable to stockholders of the Company	(85,270)	(40,619)
Comprehensive loss attributable to non-controlling interest	(1,112)	(1,676)
Comprehensive loss	$(82,818)	$(42,295)

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

	Series A	Series B	Series C	Series C-1	Series D	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Preferred Shares	Preferred Shares	Preferred Shares	Preferred Shares	Preferred Shares	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2019	1,264,565	2,632,109	4,615,567	56,983	647,189	4,772,956	5	67,495	(35,067)	4,022	36,455
Conversion of convertible preferred shares into common stock	(1,264,565)	(2,632,109)	(4,615,567)	(56,983)	(647,189)	9,216,413	—	—	—	—	—
Exchange of common stock in connection with the Merger	—	—	—	—	—	2,802,466	—	15,709	—	—	15,709
Exchange of options and warrants in connection with the Merger	—	—	—	—	—	—	—	121	—	—	121
Conversion of convertible promissory notes into common stock	—	—	—	—	—	4,074,565	8	36,950	—	—	36,958
Concurrent Financing shares and warrants, net of costs	—	—	—	—	—	7,483,980	11	26,490	—	—	26,501
Equity issuance	—	—	—	—	—	160,000	—	702	—	—	702
Issuance of Solar 2019 Warrants	—	—	—	—	—	—	—	137	—	—	137
Net loss - the Company	—	—	—	—	—	—	—	—	(40,619)	—	(40,619)
Net loss- non-controlling interest	—	—	—	—	—	—	—	—	—	(1,676)	(1,676)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	(277)	—	154	(123)
Options exercised	—	—	—	—	—	175,736	—	355	—	—	355
Stock-based compensation	—	—	—	—	—	—	—	2,158	—	—	2,158
Balance — December 31, 2019	—	—	—	—	—	28,686,116	$24	$149,840	$(75,686)	$2,500	$76,678
Issuance of common stock	—	—	—	—	—	4,245,256	—	8,490			8,490
2020 Private Placement shares and warrants, net of costs and beneficial conversion feature	660,000	—	—	—	—	2,300,000	—	16,736	—	—	16,736
Conversion of Preferred Stock Series A	(660,000)	—	—	—	—	6,600,000	1	(1)	—	—	—
December 2020 Public Offering shares and warrants,, net of costs	—	—	—	—	—	11,250,000	1	20,475	—	—	20,476
Deemed dividends	—	—	—	—	—	—	—	3,564	—	—	3,564
Dividends from subsidiaries	—	—	—	—	—	—	—	—	—	(218)	(218)
Net loss - the Company	—	—	—	—	—	—	—	—	(81,706)	—	(81,706)
Net loss- non-controlling interest	—	—	—	—	—	—	—	—	—	(1,112)	(1,112)
Options exercised	—	—	—	—	—	469,754	—	356	—	—	356
Disposal of subsidiary	—	—	—	—	—	—	—		—	(1,641)	(1,641)
Stock-based compensation	—	—	—	—	—	—	—	2,138	—	—	2,138
Balance — December 31, 2020	—	—	—	—	—	53,551,126	26	201,598	(157,392)	(471)	43,761

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,818)	$(42,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	27,450	—
Depreciation and amortization	4,804	2,040
Stock-based compensation	2,138	2,158
Provision for bad debt	15,212	9,991
Provision for inventory obsolescence	610	1,439
Loss on debt extinguishment	2,938	—
Finance expenses	6,091	402
Deferred tax benefit	(438)	(1,132)
Interest on convertible promissory notes	135	599
Change in fair value of earn-out liability	291	533
Loss on sale of subsidiaries	2,526	—
Loss on disposal of property and equipment	162	—
Issuance of 2019 Solar warrants	—	137
Unrealized foreign exchange loss	(30)	(626)
Changes in operating assets and liabilities:
Accounts receivable short- and long-term	93	(21,093)
Inventories	(1,020)	6,430
Prepaid expenses	233	(855)
Other current assets	(2,359)	523
Other long-term assets	(162)	(154)
Trade payables	(2,979)	(5,968)
Accrued expenses and other current liabilities	857	9,571
Severance payments	25	81
Unearned interest income	(1,895)	22
Other long-term liabilities	(514)	(1,398)
Net cash used in operating activities	(28,650)	(39,595)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash, cash equivalents and restricted cash acquired in connection with the Merger	—	7,409
Proceeds from sale of property and equipment	—	98
Purchases of property and equipment	(291)	(1,123)
Cash received from sale of subsidiary, net of cash relinquished	(2,101)	—
Net cash (used in) provided by investing activities	(2,392)	6,384
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of MSLP loan, net of cash financing fees of $1,229	48,771	—
(Repayment) Issuance of long-term debt	(43,649)	9,740
Issuance of loan to Restoration Robotics, Inc.	—	(4,500)
(Repayment of) Drawdown of line-of-credit	(7,813)	2,134
Proceeds from Concurrent Financing, net of costs of $1,564	—	26,501
Issuance of convertible promissory notes	—	29,050
Payment under Solar loan and security agreement	—	(20,000)
Proceeds from government assistance loans	4,110	—
Proceeds from issuance of common stock, net of costs	8,390	—
Proceeds from 2020 Private Placement, net of costs of $1,951	20,300	—
Proceeds from December 2020 Public Offering, net of costs of $2,025	20,475	—
Dividends from subsidiaries paid to non-controlling interest	(218)	—
Payment of earn-out liability	(799)	(828)
Installment payments	(250)	(250)
Proceeds from exercise of options	356	355
Net cash provided by financing activities	49,673	42,202
Effect of exchange rate changes on cash and cash equivalents	-	—
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	18,631	8,991
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	15,749	6,758
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$34,380	$15,749
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$941	$1,087
Cash paid for interest	$1,470	$6,166
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Beneficial conversion factor of preferred stock accreted as deemed dividend	$3,564	$-
Conversion of Series A convertible preferred stock	$660	$-
Issuance of convertible promissory notes	$26,695	$-
Replacement of outstanding Madryn loan with convertible notes	$26,695	$-
Assets received from sale of subsidiaries	$2,918	$-
Issuance of shares to financial advisor	$-	$702
Conversion of convertible promissory notes into common stock	$-	$36,958
Fair value of net assets acquired in the Merger	$-	$15,830
Redemption of notes receivable as a part of purchase consideration in connection with the Merger	$-	$4,558
Acquisition of non-controlling interest	$-	$123

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Nature of Operations

Venus Concept Inc. is a global medical technology company that develops, commercializes, and sells minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. The Company’s systems have been designed on cost-effective, proprietary and flexible platforms that enables it to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. The Company was incorporated in the state of Delaware on November 22, 2002. In these notes to the consolidated financial statements, the “Company” and “Venus Concept”, refer to Venus Concept Inc. and its subsidiaries on a consolidated basis.

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

The Company has had recurring net operating losses and negative cash flows from operations. As of December 31, 2020 and December 31, 2019, the Company had an accumulated deficit of $157,392 and $75,686, respectively. The Company was in compliance with all required covenants as of December 31, 2020 and as of December 31, 2019. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the consolidated financial statements are issued. In addition, the COVID-19 pandemic has had a significant negative impact on the Company’s consolidated financial statements as of December 31, 2020 and for the year then ended, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time the Company cannot assure that it will remain in compliance with the financial covenants in its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings and issuance of capital stock. In March 2020, the Company completed a private placement that raised net proceeds of $20,300, as described below. On June 16, 2020, the Company entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31,000 of shares of its common stock from time to time over the two-year term of the agreement. Any shares of common stock sold to Lincoln Park will be sold at a purchase price that is based on the prevailing prices of the common stock at the time of each sale. During the year ended December 31, 2020, the Company raised net cash proceeds of $8,390 under the Equity Purchase Agreement as described below. In December 2020, the Company completed the December 2020 Public Offering that raised net proceeds of $20,476, as described below. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

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

At the effective time of the Merger, each outstanding ordinary and preferred share of Venus Concept Ltd., other than shares held by Venus Concept Ltd. as treasury stock or held by the Company or Merger Sub, were converted into the right to receive 8.6506 or Exchange Ratio, validly issued, fully paid and non-assessable shares of common stock, and each outstanding stock option and warrant issued and outstanding by Venus Concept Ltd. was assumed by Restoration Robotics, Inc. and converted into and became an option or warrant (as applicable) exercisable for shares of common stock with the number and exercise price adjusted by the Exchange Ratio.

The Merger was accounted for as a reverse acquisition with Venus Concept Ltd. as the acquiring company for accounting purposes, and Restoration Robotics, Inc. as the legal acquirer. As a result, upon consummation of the Merger, the historical financial statements of Venus Concept Ltd. became the historical financial statements of Venus Concept Inc.

The 2020 Private Placement

On March 18, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (collectively, the “Investors”) pursuant to which the Company issued and sold to the Investors an aggregate of 2,300,000 shares of common stock, par value $0.0001 per share, 660,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which are convertible into 6,600,000 shares of common stock upon receipt of stockholder approval, and warrants (the “2020 Private Placement Warrants”) to purchase up to 6,675,000 shares of common stock with an exercise price of $3.50 per share (the “2020 Private Placement”). The 2020 Private Placement Warrants have a five-year term and are exercisable beginning 181 days after their issue date. The 2020 Private Placement was completed on March 19, 2020. On June 16, 2020 the Company’s stockholders approved the issuance of 6,600,000 shares of common stock upon the conversion of the 660,000 shares of Series A Preferred Stock issued by the Company in connection with the 2020 Private Placement and all outstanding shares of Series A Preferred Stock were converted into 6,600,000 shares of common stock. The gross proceeds from the securities sold in the 2020 Private Placement was $22,250. The costs incurred with respect to the 2020 Private Placement totaled $1,950 and were recorded in the consolidated statements of stockholders’ equity. The accounting effects of the 2020 Private Placement transaction and subsequent conversion of Series A Preferred Stock are discussed in Note 15.

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

As of December 31, 2020, the Company issued and sold to Lincoln Park 3,037,087 shares of its common stock at an average price of $2.97 per share, and 209,566 of these shares were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $620 together with the issuance costs of $123 were recorded as deferred issuance costs in the consolidated balance sheet. These costs will be amortized into consolidated statements of stockholders’ equity proportionally based on proceeds received during the period and the expected total proceeds to be raised over the term of the Equity Purchase Agreement. Gross proceeds from common stock issuances as of December 31, 2020 were $9,010, which were then reduced by the amortization of deferred issuance costs of $520. Gross proceeds in the amount of $9,010 reduced by the value of the Commitment Shares of $620 were recorded in the consolidated statements of cash flows as net cash proceeds from issuance of common stock.

December 2020 Public Offering

On December 22, 2020, the Company issued and sold to the investors in the December 2020 Offering 11,250,000 shares of its common stock, par value $0.0001 per share, at a combined offering price to the public of $2.00 per share and warrants (“December 2020 Public Offering Warrants”) to purchase up to 5,625,000 shares of common stock with an exercise price of $2.50 per share. The December 2020 Offering Warrants have a five-year term and are exercisable immediately. Total gross proceeds were $22,500. The costs incurred with respect to the December 2020 Public Offering totaled $2,024 and were recorded in the consolidated statements of stockholders’ equity.

Sale of subsidiaries

In 2020, the Company made several strategic decisions to divest of underperforming direct sales offices and sold its share in several subsidiaries, located in Bulgaria, Indonesia, Italy, India, Russia, Singapore, Vietnam, and Kazakhstan. These disposals did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, and operating revenue of disposed subsidiaries did not exceed 15% of the Company’s total revenue, therefore the results of operations for disposed subsidiaries were not reported as discontinued operations under the guidance of Accounting Standards Codification (“ASC”) 205-20-45. The sale of subsidiaries resulted in loss of approximately $2,526 recognized in the consolidated statements of operations (Note 4).

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

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts and the carrying value of goodwill, intangible and long-lived assets. Based on the assessment performed, the Company recorded COVID-19 related additional allowance for doubtful accounts of $11,088 for the year ended December 31, 2020. The Company recorded goodwill impairment of $27,450 (Note 8), which represented the entire value of goodwill, as of March 31, 2020.

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

Foreign Currency

The consolidated financial statements are presented in U.S. dollars. Amounts reported in thousands within this report are computed based on the amounts in dollars. As a result, the sum of the components reported in thousands may not equal the total amount reported in thousands due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars. The Company and its subsidiaries’ functional currency is the U.S. dollar as determined by management.

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

Restricted Cash

As of December 31, 2020, and 2019, the Company was required to hold $83 and $83, respectively, in a separate deposit account as collateral for rent and credit cards.

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

Risks and Uncertainties

The Company has considered the impact of COVID-19 on its consolidated financial statements. COVID-19 has had a significant negative impact on the Company’s consolidated financial statements as of December 31, 2020 and for the year then ended, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. These impacts could include, but may not be limited to, risks and uncertainties related to the ability of the Company’s sales and marketing personnel and distributors to access the Company’s customer base, disruptions to the Company’s global supply chain, reduced demand and/or suspension of operations by the Company’s subscription customers which could impact their ability to make monthly payments, or deferral of aesthetic or hair restoration procedures which would impact the Company’s revenues. Consequently, these have negatively impacted the Company’s results of operations, cash flows and its overall financial condition. In addition, the impact of COVID-19 may subject the Company to future risk of material intangible and long-lived assets impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements.

Besides COVID-19, the Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company’s products, competition from substitute products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals. If the Company fails to adhere to the FDA’s Quality System Regulation, or regulations in countries other than the United States, the FDA or other regulators may withdraw its market clearances or take other action. The Company relies on suppliers to manufacture some of the components used in its products. The Company’s suppliers may encounter supply interruptions or problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, including the FDA’s Quality System Regulation, making errors in manufacturing or losing access to critical services and components, any of which could delay or impede the Company’s ability to meet demand for its products.

The Company has borrowings with interest rates that are subject to fluctuations as charged by the lender. The Company does not use derivative financial instruments to mitigate the exposure to interest rate risk. The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash used in operating activities to meet its requirements. As of December 31, 2020 and 2019, the most significant financial liabilities are the line of credit, trade payables, accrued expenses and other current liabilities and long-term debt.

Concentration of Customers

For the years ended December 31, 2020 and 2019, there were no customers accounting for more than 10% of the Company’s revenue. As of December 31, 2020 and 2019, there were no customers accounting for more than 10% of the Company’s accounts receivable.

Allowance for Doubtful Accounts

Trade accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from our estimates and could be material to our consolidated financial position, results of operations and cash flows. The allowance for doubtful accounts was $18,490 and $10,494 as of December 31, 2020 and 2019, respectively.

The allowance for doubtful accounts consisted of the following activity for years ended December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Balance at beginning of year	$10,494	$4,408
Write-offs	(6,536)	(3,905)
Provision	15,212	9,991
Sale of subsidiaries	(680)	-
Balance at end of year	$18,490	$10,494

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

Long-term Receivables

Long-term receivables relate to the Company’s subscription revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, plus accrued interest, net of the allowance for credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% to 9% in 2020 and 8% to 9% in 2019. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

Deferred revenues represent payments received prior to the income being earned. Once the equipment has been delivered or the services have been rendered, these amounts are recognized in income.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is between three and ten years. Leasehold improvements are depreciated over the lesser of the life of the lease or the useful life of the improvements. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets, and any resulting gain or loss is reflected in the consolidated statements of operations.

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

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with FASB, Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. For assets that are to be held and used, impairment is assessed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying values. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value and estimated net realizable value. During the years ended December 31, 2020 and 2019, there was no impairment of long-lived assets.

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

Goodwill is not amortized but is tested for impairment annually or more frequently when an event occurs, or circumstances change that indicate the carrying value may not be recoverable. The carrying values of goodwill and indefinite-life intangible assets are subject to annual impairment assessment as of the last day of each fiscal year. Between annual assessments, impairment review may also be triggered by any significant events or changes in circumstances affecting the Company’s business. The COVID-19 pandemic had significantly impacted the Company’s business during the first three months of 2020, including its sales, supply chain, manufacturing and accounts receivable collections. As a result, the Company considered the COVID-19 pandemic as a triggering event and conducted quantitative impairment assessment of its goodwill as of March 31, 2020.

The Company has one reporting unit and the reporting unit’s carrying value was compared to its estimated fair value. As of March 31, 2020, the Company estimated its fair value using a combination of income approach and market approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions including among others, a discount rate and a terminal value. The market approach is based on the observed ratios of enterprise value to revenue multiples of the Company and other comparable publicly traded companies. Based upon the results of the goodwill impairment assessment, the Company recorded an impairment charge of $27,450 as of March 31, 2020, which represented the full balance of goodwill for the reporting unit. Based on the analysis of the intangible assets and long-lived assets performed by the management as of December 31, 2020, no further impairment was required.

Debt Issuance Costs

Costs related to the issuance of debt are presented as a direct deduction to the carrying value of the debt and are amortized to accretion expenses using the effective interest rate method over the term of the related debt.

Derivatives

The Company reviews the terms of convertible notes, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Derivative financial instruments are initially measured at their fair value. Derivative financial instruments that are accounted for as liabilities, are initially recorded at fair value and then re-valued at each reporting date, with changes in the fair value recognized in the consolidated statements of operations.

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

The Company generates revenue from (1) sales of systems through the subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of marketing supplies and kits, consumables and Venus Concept’s skincare and hair products and (3) service revenue from the sale of VeroGrafters™ technician services, 2two5 internal advertising agency services and an extended warranty service contracts provided to existing customers. 2two5 internal advertising agency services were discontinued in the third quarter of 2020. These revenues were not material to the Company’s 2020 results.

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

The Company recognizes revenues on other products and services in accordance with ASC 606. Revenue is recognized based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; and (4) allocation of the transaction price to the separate performance obligations in the contract; and (5) recognition of revenue when (or as) the entity satisfies a performance obligation.

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

Advertising Costs

The cost of advertising and media is expensed as incurred. For the years ended December 31, 2020 and 2019, advertising costs totaled $1,092 and $2,004, respectively.

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

The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. The Company recognizes interest charges and penalties related to unrecognized tax benefits as a component of the tax provision and recognizes interest charges and penalties related to recognized tax positions in the accompanying consolidated statements of operations.

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

Recently Issued Accounting Standards Not Yet Adopted

In April 2020, Financial Accounting Standards Board (the “FASB”) issued a Staff Question-and-Answer Document (Q&A): ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, that focuses on the application of the lease guidance for lease concessions related solely to the effects of COVID-19. The FASB issued the guidelines to reduce the burden and complexity for companies to account for such lease concessions (e.g., rent abatements or other economic incentives) under current lease accounting rules due to COVID-19 by providing certain practical expedients that can be used. This guidance can be applied immediately. The Company anticipates that the adoption of the guidance will not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC Topic 848). This authoritative guidance provides optional relief for companies preparing for the discontinuation of interest rates such as LIBOR, which is expected to be phased out at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate. This guidance can be applied for a limited time, as of the beginning of the interim period that includes March 12, 2020 or any date thereafter, through December 31, 2022. The guidance may no longer be applied after December 31, 2022. In January 2021, the FASB issued authoritative guidance that makes amendments to the new rules on accounting for reference rate reform. The amendments clarify that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR, or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in ASC Topic 848. The Company is currently assessing the impact of applying this guidance as well as when to adopt this guidance.

In February 2020, the FASB issued authoritative guidance (ASU 2020-02 – Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842)) that amends and clarifies Topic 326 and Topic 842. For Topic 326, the codification was updated to include the SEC staff interpretations associated with registrants engaged in lending activities. ASC Topic 326 is effective for annual periods beginning after January 1, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of applying this guidance on its financial instruments, such as accounts receivable.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	For the year ended December 31,
	2020	2019
Numerator:
Net loss	$(82,818)	$(42,295)
Net loss allocated to stockholders of the Company	$(85,270)	$(40,619)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic and diluted	36,626	8,517
Net loss per share:
Basic and diluted	$(2.33)	$(4.77)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2020 and 2019 because including them would have been antidilutive:

	December 31,
	2020	2019
Options to purchase common stock	2,593,711	2,727,764
Warrants for common stock	16,290,067	3,990,067
Total potential dilutive shares	18,883,778	6,717,831

4. SALE OF subsidiaries

In 2020, the Company made several strategic decisions to divest of underperforming direct sales offices and sold its share in several subsidiaries, located in Bulgaria, Indonesia, Italy, India, Russia, Singapore, Vietnam, and Kazakhstan. Over the course of fiscal year ended December 31, 2020, the Company completed the following transactions:

•

Sold its share (51%) in its Bulgarian subsidiary, Venus Concept Central Eastern Europe Ltd., to an unrelated third party for cash consideration of Euro (“EUR”) 473 which was equivalent to $531. The disposal resulted in a loss of approximately $387.

•	Sold its share (51%) in its Indian subsidiary, Venus Aesthetic LLP, to an unrelated third party for cash consideration of $400. The disposal resulted in a loss of approximately $579.

•

Sold its share (51%) in its Italian subsidiary, Venus Concept Italy S.r.l., to an unrelated third party for cash consideration of EUR 270 which was equivalent to $330. The disposal resulted in a loss of approximately $547.

•

Entered into a Termination Agreement of the Venus Concept Kazakhstan LLP Foundation Agreement, resulting in the cancellation of its 51% interest in the entity. This disposal resulted in a gain of approximately $58.

•	Sold its share (51%) of its Russian subsidiary, Venus Concept RU LLC, to an unrelated third party for cash consideration of $597. The disposal resulted in a loss of approximately $368.

•

Sold its share (55%) of its Singaporean subsidiary, Venus Concept Singapore Pte. Ltd., including its wholly owned subsidiary, Venus Concept Vietnam Co., Ltd., to a third party for cash consideration of $500. The disposal resulted in a loss of approximately $670.

•

Sold its share (100%) in its Indonesian subsidiary, InPhronics Limited, along with its 90% interest in its subsidiary, PT NeoAsia Medical, for the cash consideration of $955. The disposal resulted in a loss of approximately $33.

As these disposals did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, and total operating revenue of the disposed subsidiaries did not exceed 15% of the Company’s total revenue, therefore the results of operations for disposed subsidiaries were not reported as discontinued operations under the guidance of Accounting Standards Codification (“ASC”) 205-20-45.

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

The Company classifies its restricted cash and guaranteed investment certificates within Level 2 as it uses alternative pricing sources and models utilizing market observable inputs. Contingent earn-out consideration is classified within Level 3. The following tables set forth the fair value of the Company’s Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates ("GIC")	$—	$64	$—	$64
Restricted cash	—	83	—	83
Total assets	$—	$147	$—	$147
Liabilities
Contingent earn-out consideration	—	—	147	147
Total liabilities	$—	$—	$147	$147

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates ("GIC")	$—	$63	$—	$63
Restricted cash	—	83	—	83
Total assets	$—	$146	$—	$146
Liabilities
Contingent earn-out consideration	—	—	655	655
Total liabilities	$—	$—	$655	$655

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

The following table provides a roll forward of the aggregate fair values of the earn-out liability as of December 31, 2020, for which fair value is determined using Level 3 inputs:

Beginning balance	$950
Payments	(828)
Change in value	533
December 31, 2019	655
Payments	(799)
Change in value	291
December 31, 2020	$147

In addition to earn-out contingent liability disclosed above, the Company has an annual installment payable of $250. On September 25, 2020, pursuant to an amendment to its master asset purchase agreement dated January 26, 2018, the Company established a payment plan for the earn out liability and annual installment payout, according to which $500 was paid before December 1, 2020 and $147 was paid on January 4, 2021.

6. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription contracts with control passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received within the arrangement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's consolidated balance sheets. The Company's financing receivables, consisting of its sales-type leases, totaled $49,096 and $72,602 at December 31, 2020 and 2019, respectively, and are included in accounts receivable and long-term receivables on the consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of December 31, 2020 and 2019. Based upon such assessment, the Company recorded an allowance for doubtful totaling $18,490 and $10,494 as of December 31, 2020 and 2019, respectively.

A summary of the Company’s accounts receivables is presented as follows:

	As of December 31,
	2020	2019
Gross accounts receivable	$92,402	$105,127
Unearned income	(3,728)	(5,623)
Allowance for doubtful accounts	(18,490)	(10,494)
	$70,184	$89,010
Reported as:
Current trade receivables	$52,764	$58,977
Current unearned interest income	(1,950)	(3,942)
Long-term trade receivables	21,148	35,656
Long-term unearned interest income	(1,778)	(1,681)
	$70,184	$89,010

Current subscription contracts are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		December 31,
	Total	2021	2022	2023	2024	2025
Current financing receivables, net of allowance of $7,190	$27,948	$27,948	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $4,915	21,148	—	16,076	5,001	71	—
	$49,096	$27,948	$16,076	$5,001	$71	$—

7. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	December 31,
	2020	2019
Raw materials	$838	$877
Work-in-progress	1,232	2,067
Finished goods	15,689	15,900
Total inventory	$17,759	$18,844

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the year from upgraded sales. The Company expensed $21,258 ($26,869 in 2019) in cost of goods sold during the year. The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of December 31, 2020, a provision for obsolescence of $1,208 ($1,439 in 2019) was taken against inventory.

Property and Equipment, Net

Property and equipment, net consist of the following:

		December 31,
	Useful Lives (in years)	2020	2019
Lab equipment tooling and molds	4 - 10	$8,053	$7,872
Office furniture and equipment	6 - 10	1,760	1,710
Leasehold improvements	up to 10	1,838	1,950
Computers and software	3	1,815	1,811
Vehicles	5 - 7	12	16
Total property and equipment		13,478	13,359
Less: Accumulated depreciation		(9,939)	(8,711)
Total property and equipment, net		$3,539	$4,648

Depreciation expense amounted to $1,331 and $1,026 for the years ended December 31, 2020 and 2019.

Other Current Assets

	December 31,
	2020	2019
Government remittances (1)	$1,009	$1,704
Consideration receivable from subsidiaries sale	2,580	-
Deferred financing costs	1,063	-
Sundry assets and miscellaneous	1,022	1,397
Total other current assets	$5,674	$3,101
(1)	Government remittances are receivables from the local tax authorities for refund of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	December 31,
	2020	2019
Payroll and related expense	$1,312	$3,117
Accrued expenses	8,582	10,645
Commission accrual	2,827	4,215
Sales and consumption taxes	7,532	3,143
Total accrued expenses and other current liabilities	$20,253	$21,120

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	December 31,
	2020	2019
Balance as of the beginning of the year	$1,977	$1,336
Warranties assumed through business combination	-	273
Warranties issued during the year	761	1,038
Warranty costs incurred during the year	(1,099)	(670)
Balance at the end of the year	$1,639	$1,977
Current	1,106	1,254
Long-term	533	723
Total	$1,639	$1,977

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	December 31,
	2020	2019
Interest expense	$7,615	$7,166
Gain on settlement of debt	—	(297)
Accretion on long-term debt	728	680
Total finance expenses	$8,343	$7,549

8. INTANGIBLE ASSETS AND GOODWILL

As described in Note 1, in November 2019, the Company completed its business combination with Venus Concept Ltd., which included the addition of goodwill of $24,847 and amortizable intangible assets, represented by the technology ($16,900) and the brand name ($1,200). Goodwill associated with the Merger was primarily attributable to the future revenue growth opportunities associated with additional share in the hair restoration market, as well as the value associated with the assembled workforce.

The carrying values of goodwill and indefinite-life intangible assets are subject to annual impairment assessment as of the last day of each fiscal year. Between annual assessments, impairment review may also be triggered by any significant events or changes in circumstances affecting the Company’s business. The COVID-19 pandemic significantly impacted the Company’s business during the first three months of 2020, including its sales, supply chain, manufacturing and accounts receivable collections. As a result, the Company considered the COVID-19 pandemic as a triggering event and conducted quantitative impairment assessment of its goodwill as of March 31, 2020.

The Company has one reporting unit and the reporting unit’s carrying value was compared to its estimated fair value. As of March 31, 2020, the Company estimated its fair value using a combination of income approach and market approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions including among others, a discount rate and a terminal value. The market approach is based on the observed ratios of enterprise value to revenue multiples of the Company and other comparable publicly traded companies. Based upon the results of the goodwill impairment assessment, the Company recorded an impairment charge of $27,450 as of March 31, 2020, which represented the full balance of goodwill for the reporting unit. Based on the analysis of the intangible assets and long-lived assets performed by management as of December 31, 2020, no further impairment was considered necessary.

Intangible assets net of accumulated amortization were as follows:

	At December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(242)	$1,158
Brand	2,500	(540)	1,960
Technology	16,900	(3,286)	13,614
Supplier agreement	3,000	(867)	2,133
Total intangible assets	$23,800	$(4,935)	$18,865

	At December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(149)	$1,251
Brand	2,500	(276)	2,224
Technology	16,900	(469)	16,431
Supplier agreement	3,000	(568)	2,432
Total intangible assets	$23,800	$(1,462)	$22,338

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2021	$3,473
2022	3,473
2023	3,473
2024	3,473
2025	3,473
Thereafter	1,500
Total	$18,865

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

Aggregate future minimum lease payments and purchase commitments with manufacturers as of December 31, 2020 are as follows:

Years ending December 31,	Office Lease	Purchase Commitments	Total
2021	$1,701	$7,309	$9,010
2022	681	—	681
2023	277	—	277
2024	199	—	199
2025	204		204
Thereafter	994	—	994
Total	$4,056	$7,309	$11,365

The total rent expense for all operating leases for the years ended December 31, 2020 and 2019 was $1,961 and $2,199, respectively.

Commitments

As of December 31, 2020, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $7,207. In addition, as of December 31, 2020, the Company had $686 of open purchase orders that can be cancelled with 180 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

Legal Proceedings

Purported Shareholder Class Actions

Between May 23, 2018 and June 11, 2019, four putative shareholder class actions complaints were filed against Restoration Robotics, Inc., certain of its former officers and directors, certain of its venture capital investors, and the underwriters of the IPO. Two of these complaints, Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609, and Li v. Restoration Robotics, Inc., et al., No. 19CIV08173 (together, the “State Actions”), were filed in the Superior Court of the State of California, County of San Mateo, and assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, or the Securities Act. The other two complaints, Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF (together, the “Federal Actions”), were filed in the United States District Court for the Northern District of California and assert claims under Sections 11 and 15 of the Securities Act. The complaints all allege, among other things, that the Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

In the State Actions Restoration Robotics, Inc., along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim and secured a stay of both cases based on the forum selection clause contained in its Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act. However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, the Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, the Company demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. A hearing on the Company’s demurrer and renewed motion to dismiss was held on June 12, 2020. On September 1, 2020, the court granted the renewed motion to dismiss based on the Company’s forum selection clause as to the Company and individual defendants, but not as to the venture capital and underwriter defendants. On September 22, 2020, the Court entered a judgement of dismissal as to the Company and the individual defendants. On November 23, 2020, plaintiff filed a notice of appeal of the Court’s order granting the renewed motion to dismiss. That appeal is pending.

In the Federal Actions, which have been consolidated under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD, Lead Plaintiff Eduardo Guerrini filed his consolidated amended complaint for violations of federal securities laws on November 30, 2018. The consolidated amended complaint alleges again that, among other things, Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with the IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. On January 29, 2019, Restoration Robotics, Inc., along with certain of its former officers and directors, filed a motion to dismiss the consolidated amended complaint for failure to state a claim. On October 18, 2019, the District Court granted Restoration Robotics, Inc. motion to dismiss as to all but two allegedly false or misleading statements contained in the Company’s Prospectus. On December 9, 2019, the Company filed its answer to the consolidated amended complaint denying the falsity of these statements, and discovery is underway. On May 29, 2020, Lead Plaintiff filed a motion for class certification, which the Company elected not to oppose, and on July 29, 2020, the court certified a class of investors who purchased shares of the Company common stock pursuant or traceable to the Company’s initial public offering. On February 22, 2021, the District Court granted the parties’ joint stipulation to stay all pending deadlines on the basis that the parties had reached a settlement in principle for all claims in the Federal Actions. Lead Plaintiff must file his motion for preliminary approval of the settlement by April 8, 2021.

In addition to the State and Federal Actions, on July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of Restoration Robotics’ former officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934, or the Exchange Act, in connection with the IPO and Restoration Robotics’ 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action during the pendency of the Federal Actions. On December 15, 2020, the District Court granted the parties’ further stipulation to stay the Mason action during the pendency of the Federal Action, and the case remains stayed.

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

On March 4, 2021, the Xuhui MSA issued a written administrative penalty hearing notice (the “Notice”) to Venus Concept China. The Notice stated that Venus Concept China’s sale of Versa violated the relevant Chinese medical device administration regulation. As a result, Xuhui MSA proposed an administrative monetary penalty in the amount of approximately $150 or 976 Chinese Yuan (“CNY”) (the “Penalty Amount”). On March 8, 2021, Venus Concept China gave written notice to Xuhui MSA that it accepts the penalty decision proposed by Xuhui MSA. On March 19, 2021, Xuhui MSA issued a written administrative penalty decision to Venus Concept China (the “Decision”), which affirmed the administrative penalty proposed by the Notice. On March 19, 2021, the same day the Decision was issued, Venus Concept China remitted the full Penalty Amount to Xuhui MSA. Acceptance of the payment of the Penalty Amount by Xuhui MSA resulted in the conclusion of its investigation case against Venus Concept China and settlement of this matter.

Further, the Company may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of its business, which the Company does not deem to be material to its business and results of operations.

10. MAIN STREET TERM LOAN

On December 8, 2020, the Company executed a loan and security agreement, a promissory note, and related documents for a loan in the aggregate amount of $50,000 for which CNB will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act (the “MSLP Loan”). On December 9, 2020, the MSLP Loan had been funded and the transaction was closed. The MSLP Note has a term of five years and bears interest at a rate per annum equal to 30-day LIBOR plus 3%. On December 8, 2023 and December 8, 2024, the Company must make an annual payment of principal plus accrued but unpaid interest in an amount equal to fifteen percent (15%) of the outstanding principal balance of the MSLP Note (inclusive of accrued but unpaid interest). The entire outstanding principal balance of the MSLP Note together with all accrued and unpaid interest is due and payable in full on December 8, 2025. The Company may prepay the MSLP Loan at any time without incurring any prepayment penalties. The MSLP Note provides for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. In addition, the MSLP Loan Agreement and MSLP Note contain various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of our assets, incur, create or permit to exist additional indebtedness, or liens, to make dividends and other restricted payments, and to make certain changes to its ownership structure.

11. madryn LONG-TERM DEBT and convertible notes

Madryn Credit Agreement

On October 11, 2016, Venus Concept Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement is comprised of four tranches of debt aggregating $70,000. As of September 30, 2020, and as of December 31, 2019, the Subsidiary Obligors had borrowed $60,000 under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Term C borrowings of $10,000 were undrawn and are no longer available. Borrowings under the Madryn Credit Agreement were secured by substantially all of the Company’s assets and the assets of the Subsidiary Obligors. On the 24th payment date, which is September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement were to become due and payable in full.

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

Effective August 14, 2018, interest on the Madryn loan was 9.00%, payable quarterly. Previously, interest was payable quarterly, at the Company’s option, as follows: cash interest 9.00% during the interest only period, which was 3 years or 12 principal payments after closing, plus an additional 4.00% rate, paid in kind (“PIK”). The Company had the option of settling the PIK interest in cash or adding the owed interest to the principal amount of the loan.

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

On September 30, 2020, the Company entered into the Fourteenth Amendment to the Madryn Credit Agreement that (i) required that fifty percent (50%) of the interest payments for the period beginning July 1, 2020 and ending on, and including, September 30, 2020 (the “Second PIK Period”), be paid in cash, (ii) the remaining fifty percent (50%) of the interest payments for the Second PIK Period, to be paid in kind, and (iii) increased the interest rate applicable to the Second PIK Period from 9.00% per annum to 10.50% per annum during the Second PIK Period.

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 10), the Company, Venus USA, Venus Concept Canada Corp., Venus Concept Ltd., and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the “Exchange Agreement”) dated as of December 8, 2020, pursuant to which the Company (i) repaid $42,500 aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued, to the Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (the “Madryn Noteholders”) secured subordinated convertible notes (the “Notes”) in the aggregate principal amount of $26,695. The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

According to the Exchange Agreement, the Company shall pay to each investor its ratable share of an aggregate $1,600 closing fee. The closing fee shall be paid in the form of outstanding principal balance of the Notes as of the closing date. Since the closing fee is paid to the existing creditors (Madryn Noteholders were also creditors under the Madryn Credit Agreement), it was included in the calculation of the loss on extinguishment. The total loss recognized on extinguishment was $2,938.

Secured Subordinated Convertible Notes

The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate 6.0% per annum. Under certain circumstances, in the case of an event of default under the Notes, the then applicable interest rate will increase by 4.0% per annum. Interest is payable quarterly in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on December 31, 2020. The Notes will mature on December 9, 2025, unless earlier redeemed or converted. In connection with the Exchange Agreement, the Company also entered into (i) a Guaranty and Security Agreement dated as of December 9, 2020 (the “Madryn Security Agreement”), by and among pursuant to which the Company agreed to grant Madryn a security interest, in substantially all of its assets, to secure the obligations under the Notes and (ii) a Subordination of Debt Agreement dated as of December 9, 2020 (the “CNB Subordination Agreement”). The security interests and liens granted to the Madryn Noteholders under the Madryn Security Agreement will terminate upon the earlier of (i) an assignment of the Notes (other than to an affiliate of the Madryn Noteholders) pursuant to the terms of the Exchange Agreement and (ii) the first date on which the outstanding principal amount of the Notes is less than $10,000. Obligations under the Notes are secured by substantially all of the assets of the Company and its subsidiaries party to the Madryn Security Agreement. The Company obligations under the Notes and the security interests and liens created by the Madryn Security Agreement are subordinated to the Company’s indebtedness owing to CNB (including, but not limited, pursuant to the MSLP Loan Agreement and the CNB Loan Agreement) and any security interests and liens which secure such indebtedness owing to CNB. The Notes have a 5-year term and the interest rate on the convertible notes decreases to 6% on the third anniversary of the issuance. The Notes are convertible at any time into shares of the Company’s common stock, par value $0.0001 per share, calculated by dividing the outstanding principal amount of the Notes (and any accrued and unpaid interest under the Notes) by the initial conversion price of $3.25 per share. In connection with the Notes, the Company recognized interest expense of $135 during the period from December 9, 2020 through December 31, 2020. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations. The Company determined the likelihood of event of default and change of control as remote as of December 9, 2020, and December 31, 2020, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of December 9, 2020, and December 31, 2020.

The scheduled payments on the outstanding borrowings as of December 31, 2020 are as follows:

As of December 31, 2020
2021	$2,136
2022	2,136
2023	2,102
2024	1,606
2025	28,196
Total	$36,176

For the year ended December 31, 2020, the Company did not make any principal repayments.

12. Credit facility

The Company has an agreement with City National Bank of Florida (“CNB”) pursuant to which CNB agreed to provide a revolving credit facility to certain of the Company’s subsidiaries in the maximum principal amount of $10,000 ($10,000 in 2019, starting from April 2019), to be used to finance working capital requirements (the “CNB Loan Agreement”).

On March 20, 2020, the Company entered into a Second Amended and Restated Loan Agreement as a borrower with CNB, as amended, pursuant to which CNB agreed to make certain loans and other financial accommodations to the Company, and certain of its subsidiaries. In connection with the CNB Loan Agreement, the Company also entered into (i) a Second Amended and Restated Guaranty of Payment and Performance with CNB dated as of March 20, 2020, (the “CNB Guaranty”), pursuant to which the Company agreed to guaranty the obligations under the CNB Loan Agreement and (ii) a Security Agreement with CNB dated as of March 20, 2020, (the “CNB Security Agreement”), pursuant to which the Company agreed to grant CNB a security interest, in substantially all of its assets, to secure the obligations under the CNB Loan Agreement. Borrowings under the CNB Loan Agreement are secured by substantially all of the assets of the Company and its subsidiaries and the CNB Guaranty.

On December 9, 2020, the Company entered into the Third Amended and Restated Loan Agreement pursuant to which CNB provided a revolving credit facility to the Company in the maximum principal amount of $10,000 to be used to finance working capital requirements.

The CNB Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of the Company’s assets, incur, create or permit to exist additional indebtedness, or liens, to make dividends and certain other restricted payments, and to make certain changes to its management and/or ownership structure. The CNB Loan Agreement also contains a covenant requiring that a minimum of $23,000 in cash be held in a deposit account maintained with CNB for one year following the closing of the CNB Loan Agreement, and after the first anniversary of the CNB Loan Agreement, a minimum of $3,000 in cash must be held in a deposit account maintained with CNB. The Madryn Noteholders (defined above) have agreed to hold $20,000 in cash in an escrow account at CNB, and pursuant to an escrow agreement, such cash will be released back to the Madryn Noteholders on the first anniversary of the CNB Loan Agreement. The Company is required to maintain $3,000 in cash in a deposit account maintained with CNB at all times during the term of the CNB Loan Agreement. In addition, the CNB Loan Agreement contains certain covenants that require the Company to achieve certain minimum account balances, or a minimum debt service coverage ratio and a maximum total liability to tangible net worth ratio. If the Company or its subsidiaries fails to comply with these covenants, it will result in a default and require the Company to repay all outstanding principal amounts and any accrued interest. In connection with the CNB Loan Agreement, a loan fee of $1,000 is payable in equal installments on January 25, February 25 and March 25, 2021.

As of December 31, 2020 and December 31, 2019, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 10).

13. GOVERNMENT ASSISTANCE PROGRAMS

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

Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that the Company would not be required to repay the PPP Loans in full. The Company recorded PPP Loans within the long-term liabilities in the consolidated balance sheet.

Under the Madryn Credit Agreement each PPP Loan is permitted to be incurred by the Company and Venus Concept USA as long as certain conditions remain satisfied, including that all PPP Loans must be forgiven other than any amount which can fit under existing permitted debt baskets in the Madryn Credit Agreement. If the Company and/or Venus Concept USA defaults on the respective PPP Loan or if any of the conditions to the incurrence thereof under the Madryn Credit Agreement are not satisfied (i) events of default will occur under the Madryn Credit Agreement and the CNB Loan Agreement and (ii) the Company and Venus Concept USA may be required to immediately repay their respective PPP Loan.

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

As of December 31, 2020, the Company had $4,110 outstanding under the PPP Loans (none as of December 31, 2019).

Certain of the Company’s subsidiaries applied for government assistance programs and received government subsidies aggregating to $1,117. The terms of these government assistance programs vary by jurisdiction. The Company recorded government subsidies received as a reduction to the associated wage costs in general and administrative expenses in the consolidated statement of operations.

14. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of Common Stock a number of shares sufficient to affect the conversion of all outstanding shares of convertible preferred stock, plus options granted and available for grant under the incentive plans.

	December 31, 2020	December 31, 2019
Outstanding common stock warrants	16,290,067	3,990,067
Outstanding stock options	4,433,392	3,278,439
Shares reserved for future option grants	262,622	742,828
Shares reserved for Lincoln Park	5,222,867	—
Shares reserved for Madryn Noteholders	8,213,880	—
Total common stock reserved for issuance	34,422,828	8,011,334

15. STOCKHOLDERS EQUITY

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

Upon issuance, the effective conversion price of the Series A Preferred Stock of $1.93 per share was lower than the market price of the Company’s common stock on the date of issuance of the Series A Preferred Stock of $2.47 per share; as a result, the Company recorded the beneficial conversion feature of $3,564 in APIC. Because the Series A Preferred Stock is perpetual, it is carried at the amount recorded at inception. Subsequently, upon conversion of the Series A Preferred Stock, the beneficial conversion feature was accounted for as deemed dividend as disclosed below.

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

Conversion of Series A Preferred Stock shares

On June 16, 2020, upon the approval of the Company’s stockholders, 660,000 shares of Series A Preferred Stock were converted into 6,600,000 shares of the Company’s common stock. As a result of the conversion, in accordance with ASC 470-20-40-1, the beneficial conversion feature of $3,564 was recorded as a deemed dividend in APIC, that has been presented as a component of the net loss attributable to common stockholders in the Company’s consolidated statement of operations.

December 2020 Public Offering Warrants and common stock

As noted in Note 1 above, in December 2020, the Company issued and sold to the investors in the December 2020 Offering 11,250,000 shares of its common stock and warrants to purchase up to 5,625,000 shares of common stock with an exercise price of $2.50 per share. The December 2020 Offering Warrants have a five-year term and are exercisable immediately. The Company evaluated the December 2020 Public Offering Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the warrants only require settlement through the issuance of the Company’s common stock, which is not redeemable, and do not represent an obligation to issue a variable number of shares. Based on this guidance, the Company determined, for each issuance, that the December 2020 Public Offering Warrants did not need to be accounted for as a liability. Accordingly, the December 2020 Public Offering Warrants were classified as equity and are not subject to remeasurement at each balance sheet date. The proceeds received in the December 2020 Public Offering were allocated to each instrument on a relative fair value basis.

Total net proceeds of $20,476 were allocated as follows: $17,828 to shares of common stock and $2,648 to the December 2020 Offering Warrants issued. Common stock issued in the December 2020 Public Offering were recorded at par value of $0.0001 with the excess of par value recorded in APIC.

2010 Share Option Plan

In November 2010, the Company’s Board of Directors (the “Board”) adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Company’s Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended by ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an Optionee that has received or been granted an Option shall not be made without the Optionee’s written consent. As of December 31, 2020, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 138,275 (44,450 as of December 31, 2019).

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

Under the 2019 Plan, 450,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date of the Merger. As of December 31, 2020, there were 124,347 of shares of common stock available under the 2019 Plan (698,378 as of December 31, 2019). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2020	2019
Cost of sales	$25	$3
Selling and marketing	872	840
General and administrative	1,151	1,238
Research and development	90	77
Total stock-based compensation	$2,138	$2,158

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Year Ended December 31,
	2020	2019
Expected term (in years)	6.00-6.54	4.00-5.00
Risk-free interest rate	0.38-1.5%	1.4-2.53%
Expected volatility	42.83%	49.00%
Expected dividend rate	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2020	3,278,439	5.29	5.08	$4,885
Options granted	1,978,000	4.17		-
Options exercised	(469,754)	2.45		464
Options forfeited/cancelled	(353,293)	13.76		1
Outstanding - December 31, 2020	4,433,392	4.59	6.20	$247
Exercisable – December 31, 2020	2,593,711	4.40	4.32	$247
Expected to vest – after December 31, 2020	1,839,681	3.70	7.61	$-

The following tables summarize information about share options outstanding and exercisable on December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.15 - $3.64	2,878,185	6.01	$3.05	1,643,103	3.62	$2.71
$4.26 - $7.95	1,498,383	6.57	6.78	909,832	5.50	6.42
$12.45 - $26.10	35,011	7.58	18.45	19,638	7.45	18.89
$27.00 - $33.00	12,998	3.85	27.99	12,954	3.84	27.98
$36.00 - $94.65	8,815	6.37	46.14	8,184	6.37	45.41
	4,433,392	6.20	$4.59	2,593,711	4.32	$4.40

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $464 and $1,532 for the years ended December 31, 2020 and 2019, respectively.

The weighted-average grant date fair value of options granted was $4.17 and $5.50 per share for the years ended December 31, 2020 and 2019, respectively.

16. INCOME TAXES

The geographical breakdown of loss before income taxes is as follows:

	Year Ended December 31,
	2020	2019
United States	$(63,259)	$(23,194)
Other jurisdictions	(18,378)	(17,244)
Loss before income taxes	$(81,637)	$(40,438)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2020	2019
Current tax provision:
Federal	$—	$—
Foreign	1,619	2,989
Total current tax provision	1,619	2,989
Deferred tax benefit:
Federal	—	—
Foreign	(438)	(1,132)
Total deferred tax benefit	$(438)	$(1,132)
Total provision for income taxes	$1,181	$1,857

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $82,587 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. The valuation allowance increased by $26,433 and $54,049 for the years ended December 31, 2020 and 2019, respectively. The increases in valuation allowance in 2020 was due to ongoing operational losses.

The Company’s effective tax rate substantially differed from the federal statutory tax rate primarily due to the change in the valuation allowance. The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

	Year Ended December 31,
	2020	2019
Loss before income taxes	$(81,637)	$(40,438)
Theoretical tax benefit at the statutory rate (21.0% in 2020, 23.9% in 2019)	(17,144)	(9,665)
Differences in jurisdictional tax rates	(2,817)	(337)
Recognition of losses	—	(1,923)
Valuation allowance	12,416	12,343
Non-deductible expenses	8,080	2,217
Other	646	(778)
Total income tax provision	1,181	1,857
Net loss	$(82,818)	$(42,295)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Property and equipment	$735	$81
Deferred revenue	2,065	101
Allowance for doubtful accounts	2,670	440
Intangible assets	(2,554)	—
Non-deductible expenses	8,350	—
Warranty and other reserves	729	—
Other	114	—
Loss carryforwards	71,362	56,154
Valuation allowance	(82,587)	(56,154)
Total deferred tax assets	$884	$622
Deferred tax liabilities:
Deferred revenue	$811	$1,017
Total deferred tax liabilities	$811	$1,017

As of December 31, 2020, the Company had federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $285,094 ($228,396 in 2019). The use of the U.S. NOL carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the IRC and similar state provisions; however, a complete analysis of the limitation of the NOL carryforwards will not be complete until the time the Company projects it will be able to utilize such NOLs. The NOL carryforwards expire between 2022 and indefinitely, and valuation allowances have been reserved, where necessary. The Company also had the U.S. federal and state research and development credit carryforwards of approximately $2,680 and $2,602, respectively, as of December 31, 2020. The federal credits will expire starting in 2025 if not utilized. The state credits have no expiration date.

We may recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. During the year we determined that $884 of future tax benefits met this criterion.

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

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Tax years 2014 through 2020 remain open to examination by the Internal Revenue Service for the U.S. federal tax purposes.

Uncertain Tax Positions

The activity related to gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019
Balance as of the beginning of the year	$1,467	$1,467
Increases related to tax positions in prior period	57	—
Increases related to tax positions taken during the current period	60	—
Balance at the end of the year	$1,584	$1,467

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. If recognized, the impact on the Company’s effective tax rate would not be material due to the full valuation allowance. Management believes that there will not be any significant changes in the Company’s unrecognized tax benefits in the next twelve-months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties, if applicable, are included in accrued expenses and other current liabilities in the consolidated balance sheets. For the years ended December 31, 2020 and 2019, the Company did not recognize any accrued interest and penalties.

The activity related to the tax effected amount of the recognized tax position as follows:

	Year Ended December 31,
	2020	2019
Balance as of the beginning of the year	$-	$-
Increases related to tax positions in prior period	(369)	—
Increase related to interest expense	(109)	—
Balance at the end of the year	$(478)	$-

Additional current tax expense has been booked including interest and penalties relating to Venus Concept Australia Pty Ltd. for its historical tax return filing positions, which may be successfully challenged by the Australian Tax Office. The Company has recognized the full amount of the potential tax liability plus interest. Management believes that there will not be any significant changes in the Company’s recognized tax position in the next twelve-months. As such, the amount has been classified as a long-term tax payable in the consolidated balance sheet.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Year Ended December 31,
	2020	2019
United States	$33,987	$47,723
International	44,027	62,683
Total revenue	$78,014	$110,406

As of December 31, 2020, long-lived assets in the amount of $19,828 were located in the United States and $2,576 were located in foreign locations. As of December 31, 2019, long-lived assets in the amount of $23,883 were located in the United States and $3,103 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.	Lease revenue - includes all system sales with typical lease terms of 36 months.

2.	System revenue – includes all systems sales with payment terms within 12 months.

3.	Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.	Service revenue - includes NeoGraft® technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Year Ended December 31,
	2020	2019
Lease revenue	$33,428	$65,170
System revenue	28,957	31,730
Product revenue	10,858	6,943
Service revenue	4,771	6,563
Total revenue	$78,014	$110,406

18. RELATED PARTY TRANSACTIONS

All amounts were at recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and parties related through employment.

Distribution agreements

On January 1, 2018, the Company entered into a new Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A senior manager of the Company is a 30.0% shareholder of TBC. For the years ended December 31, 2020 and 2019, TBC purchased products in the amount of $278 and $378, respectively, under this distribution agreement. These sales are included in products and services revenue.

Intellectual Property Transfer Agreement

In August 2013, the Company entered into a license agreement for the rights to an invention for fractional radio frequency treatment of the skin with the developers of the technology. Pursuant to the license agreement, the developers, amongst which one is a senior executive of the Company, granted to the Company an exclusive worldwide, perpetual, irrevocable license to develop and commercialize their inventions and any product into which it is integrated. As consideration for such license, the Company agreed to pay the developers 7.0% of the gross income received by the Company from sales of the Venus Viva® system and the related consumables and $1.50 per Venus Versa™ system, up to an aggregate amount of $3,000. For the years ended December 31, 2020 and 2019, the Company paid $nil and $806, respectively, in royalties and reported the amounts under research and development expenses in the consolidated financial statements. No amounts were outstanding as of December 31, 2020 and December 31, 2019.

19. SUBSEQUENT EVENTS

In February 2021, several investors exercised an aggregate of 361,200 December 2020 Public Offering Warrants at the exercise price of $2.50 per share. The total proceeds received by the Company from the December 2020 Public Offering Warrants exercises were $903.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of December 31, 2020, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of December 31, 2020. We fully remediated the material weakness in internal controls over financial reporting, associated with the lease accounting process automation which was identified during the audit of our fiscal year ended December 31, 2018, as described below.

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

Remediation of the Material Weaknesses identified as of December 31, 2018 during 2020

In connection with our preparation and the audit of our consolidated financial statements as of and for the years ended December 31, 2018 and 2017, we identified a material weakness related to lack of centralized procedures or a technology solution that would ensure appropriate lessor accounting processes and enable the accurate and timely preparation of financial statements. As of December 31, 2020, we have reviewed the key business processes related to collection and evaluation of information relevant to the Company’s subscription contracts for all of its subsidiaries. We also developed a streamlined, centralized process where all subscription contracts are reviewed consistently in order to identify any collection risks and ensured that the allowance for doubtful accounts for such contracts as of December 31, 2020 was accurate and complete. These measures enable the accurate and timely preparation of our consolidated financial statements. As a result, we concluded that the material weakness associated with lessor accounting process was fully remediated as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Other than the implementation of measures described above, there were no material changes in our internal control over financial reporting during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies.”

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

Item 16.	Form 10-K summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan or Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	3-15-19	2.1

2.2	Amendment No. 1, dated August 14, 2019, to the Agreement and Plan of Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	8-20-19	2.1

2.3	Second Amendment to the Agreement and Plan of Merger and Reorganization, dated as of October 31, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd. and Venus Concept Ltd.	8-K	10-31-19	2.1

2.4	Master Asset Purchase Agreement between Venus Concept Ltd., the Neograft entities, Medicamat and Miriam Merkur, dated January 26, 2018.	10-K	3-30-20	2.4

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

4.1	Description of Securities.				X

4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2

4.3	Form of 2020 Warrant.				X

4.4	Amendment to 2019 Warrant.	8-K	3-10-20	4.1

4.5	Form of 2019 Warrant.	8-K	11-7-19	4.1

4.6	Form of Madryn Warrant.	8-K	11-7-19	4.2

4.7	Form of Warrant to Purchase Stock, dated November 7, 2019, by and between Venus Concept Inc. and Solar Capital Ltd.	8-K	11-7-19	4.3

4.8	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Solar Capital Ltd.	10-K	3-20-19	4.10

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
4.9	Form of Warrant to Purchase Stock, dated May 19, 2015, by and between Restoration Robotics, Inc. and Oxford Finance LLC.	10-K	3-30-20	4.9

4.10	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Western Alliance Bank.	10-K	3-30-20	4.10

4.11	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and SUNS SPV LLC.	10-K	3-30-20	4.11

4.12	Securities Purchase Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3-30-20	4.12

4.13	Registration Rights Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3-30-20	4.13

4.14	Amended and Restated Investors’ Rights Agreement, dated February 7, 2013, by and among Restoration Robotics, Inc. and the investors listed therein, as amended.	S-1	9-1-17	10.10

10.1	Registration Rights Agreement, dated November 7, 2019, by and between Venus Concept Inc. and the investors listed therein.	8-K	11-7-19	10.2

10.2	Registration Rights Agreement, dated November 7, 2019, by and between Venus Concept Inc. and the investors listed therein.	8-K	11-7-19	10.15

10.3	Registration Rights Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC.	8-K	6-16-20	10.2

10.4	Second Amended and Restated Loan Agreement, dated March 20, 2020, by and among Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.1

10.5	Second Amended and Restated Guaranty of Payment and Performance, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3- 24-20	10.2

10.6	Third Amended and Restated Revolving Promissory Note, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3- 24-20	10.3

10.7	Security Agreement, dated as of March 20, 2020, by and between Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.4

10.8†	License Agreement, dated July 25, 2006 by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.7

10.9†	First Amendment to License Agreement, dated January 5, 2009, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.8

10.10†	Second Amendment to License Agreement, dated February 23, 2015, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.9

10.11#	Venus Concept Inc. 2019 Incentive Award Plan.	8-K	11-7-19	10.21

10.12#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	10-K	3-30-20	10.24

10.13#	2017 Incentive Award Plan.	S-8	10-17-17	99.7

10.14#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.26

10.15#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.27

10.16#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.28

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.17#	2017 Employee Stock Purchase Plan.	S-8	10-17-17	99.11

10.18#	Non-Employee Director Compensation Program.	S-1/A	9-18-17	10.35

10.19#	2015 Equity Incentive Plan.	S-8	10-17-17	99.4

10.20#	Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.23

10.21#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.24

10.22#	Venus Concept Ltd. 2010 Israeli Employee Share Option Plan.	8-K	11-7-19	10.20

10.23#	Employment Agreement by and between Venus Concept Ltd. and Domenic Serafino, effective January 1, 2016.	8-K	11-7-19	10.16

10.24#	Employment Agreement by and between Venus Concept Ltd. and Domenic Della Penna, effective September 5, 2017.	8-K	11-7-19	10.17

10.25#	Employment Agreement by and between Venus Concept UK, Ltd. and Søren Maor Sinay, effective August 6, 2019.	8-K	11-7-19	10.18

10.26#	Employment Agreement, dated January 24, 2020, by and between Chad A. Zaring and Venus Concept Inc.	8-K	1-30-20	10.1

10.27#	Form of Indemnification Agreement between Venus Concept Inc. and each of its directors and executive officers.	8-K	11-7-19	10.19

10.28	Lease Agreement, dated April 16, 2012, by and between Legacy Partners I San Jose, LLC and Restoration Robotics, Inc.	S-1	9-1-17	10.5

10.29	First Amendment to Lease Agreement, dated April 27, 2016, by and between G&I VIII Baytech LP and Restoration Robotics, Inc. and Tenant Estoppel Certificate, dated March 30, 2017, acknowledging Bridge III CA Alviso Tech Park, LLC as successor-in-interest to Landlord thereto.	S-1	9-1-17	10.6

10.30	Second Amendment to Lease Agreement, dated November 7, 2019, by and between Bridge III CA Alviso Tech Park, LLC and Venus Concept Inc.	10-K	3-30-20	10.48

10.31	Lease between 235 Investment Limited, Venus Concept Canada Corp and Venus Concept Ltd, dated March 29, 2019.	10-K	3-30-20	10.49

10.32	Assumption and Amendment Agreement by and between Venus Concept USA Inc., and Jack Fisher ND., dated as of February 8, 2018.	10-K	3-30-20	10.50

10.33†	Head of Medical Advisory Board Agreement by and between Venus Concept Ltd. and Dr. Neil Sadick, dated as of June 1, 2016, as amended by 1st Amendment to Head of Medical Advisory Board Agreement, dated as of September 24, 2018.	10-K	3-30-20	10.51

10.34†	Quality Agreement, dated November 19, 2017, by and between Venus Concept Ltd. and R.H. Technologies Ltd.	10-K	3-30-20	10.53

10.35†	Quality Agreement, dated October 11, 2011, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd. (signed December 3, 2017).	10-K	3-30-20	10.54

10.36†	Turn-Key Project Manufacturing Agreement, dated March 23, 2014, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd.	10-K	3-30-20	10.55

10.37	Quality Agreement, dated July 13/17 2018, by and between Venus Concept Ltd. and Electronique du Mazet.	10-K	3-30-20	10.56

10.38	Intellectual Property Rights Assignment, dated February 15, 2018, by and between Venus Concept Ltd. and Electronique du Mazet.	10-K	3-30-20	10-57

10.39	Consent to Transfer Confidentiality and Nonsolicitation Subcontracting Agreement, dated February 1, 2018, by and between Venus Concept Ltd. and Societe de Promotion et d'Equipement Medical Medicamat.	10-K	3-30-20	10-58

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.40	Manufacturing Agreement for Consumables, dated October 26, 2018, by and between NPI Solutions and Restoration Robotics, Inc.	10-K	3-30-20	10-59

10.41	SBA Payroll Protection Program Note dated April 21, 2020, by Venus Concepts Inc. and in favor of City National Bank of Florida.	8-K	4-30-20	10.2

10.42	Purchase Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC	8-K	6-16-20	10.1

10.43	Third Amended and Restated Loan Agreement dated as of December 9, 2020, by and among the Company, Venus Concept USA Inc., Venus Concept Canada Corp. and City National Bank of Florida.	8-K/A	12-15-20	10.1

10.44	Second Amended and Restated Security Agreement dated as of December 9, 2020 by and among the Company, Venus Concept USA Inc. and City National Bank.	8-K/A	12-15-20	10.2

10.45	Fourth Amended and Restated Revolving Promissory Note dated as of December 9, 2020 by Venus Concept USA Inc., Venus Concept Canada Corp. and the Company in favor of City National Bank of Florida.	8-K/A	12-15-20	10.3

10.46	Third Amended and Restated Guaranty of Payment and Performance dated as of December 9, 2020 by Venus Concept Ltd. in favor of City National Bank of Florida.	8-K/A	12-15-20	10.4

10.47	Amendment to General Security Agreement dated as of December 9, 2020 between Venus Concept Canada Corp. and City National Bank of Florida.	8-K/A	12-15-20	10.5

10. 48	Loan and Security Agreement dated as of December 8, 2020, by and between Venus Concept USA Inc. and City National Bank.	8-K/A	12-15-20	10.6

10.49	Promissory Note dated December 8, 2020, by Venus Concept USA Inc. in favor of City National Bank.	8-K/A	12-15-20	10.7

10.50	Guaranty of Payment and Performance Agreement dated as of December 8, 2020 by and between the Company and City National Bank.	8-K/A	12-15-20	10.8

10.51	Securities Exchange and Registration Rights Agreement as of December 8, 2020 by and among the Company, Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and the Investors.	8-K/A	12-15-20	10.9

10.52	Secured Subordinated Convertible Note dated as of December 9, 2020 by the Company in favor of Madryn Health Partners, LP.	8-K/A	12-15-20	10.10

10.53	Secured Subordinated Convertible Note dated as of December 9, 2020 by the Company in favor of and Madryn Health Partners (Cayman Master), LP.	8-K/A	12-15-20	10.11

10.54	Guaranty and Security Agreement dated as of December 9, 2020 by and among the Company, Venus Concept USA, Venus Concept Canada Corp., Venus Concept Ltd. and Madryn Health Partners, LP.	8-K/A	12-15-20	10.12

10.55	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept Inc.	8-K/A	12-15-20	10.13

10. 56	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept Canada Corp.	8-K/A	12-15-20	10.14

10.57	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept USA Inc.	8-K/A	12-15-20	10.15

14.1	Code of Business Conduct and Ethics.	8-K	11-7-19	14.1

21.1	List of Subsidiaries.				X

23.2	Consent of MNP LLP, independent registered public accounting firm.				X

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
24.1	Power of Attorney. Reference is made to the signature page of this Annual Report on Form 10-K.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
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

Venus Concept Inc.

Date: March 29, 2021	By:	/s/ Domenic Serafino
Domenic Serafino
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Domenic Serafino and Domenic Della Penna his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Domenic Serafino	Chief Executive Officer and Director	March 29, 2021
Domenic Serafino	(Principal Executive Officer)

/s/ Domenic Della Penna	Chief Financial Officer	March 29, 2021
Domenic Della Penna	(Principal Financial and Accounting Officer)

/s/ Scott Barry	Chairman and Director	March 29, 2021
Scott Barry

/s/ Garheng Kong, M.D.	Director	March 29, 2021
Garheng Kong, M.D.

/s/ Louise Lacchin	Director	March 29, 2021
Louise Lacchin

/s/ Fritz LaPorte	Director	March 29, 2021
Fritz LaPorte

/s/ Anthony Natale, M.D	Director	March 29, 2021
Anthony Natale, M.D.

/s/ Keith Sullivan	Director	March 29, 2021
Keith Sullivan