Form 10-Q
period 2021-03-31
Venus Concept Inc.
filed 2021-05-17
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021 the registrant had 54,069,630 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for shares and per share data)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,992	$34,297
Restricted cash	83	83
Accounts receivable, net of allowance of $17,694 and $18,490 as of March 31, 2021, and December 31, 2020	51,070	52,764
Inventories	17,985	17,759
Prepaid expenses	2,131	2,240
Advances to suppliers	4,004	2,587
Other current assets	4,410	5,674
Total current assets	106,675	115,404
LONG-TERM ASSETS:
Long-term receivables	19,296	21,148
Deferred tax assets	964	884
Severance pay funds	680	685
Property and equipment, net	3,132	3,539
Intangible assets	18,010	18,865
Total long-term assets	42,082	45,121
TOTAL ASSETS	$148,757	$160,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,143	$6,322
Accrued expenses and other current liabilities	16,330	20,253
Taxes payable	1,376	1,132
Unearned interest income	2,444	1,950
Warranty accrual	1,222	1,106
Deferred revenues	1,616	1,752
Total current liabilities	29,131	32,515
LONG-TERM LIABILITIES:
Long-term debt	75,940	75,491
Government assistance loans	4,151	4,110
Taxes payable	478	478
Accrued severance pay	782	755
Deferred tax liabilities	574	811
Unearned interest income	1,034	1,778
Warranty accrual	471	533
Other long-term liabilities	247	293
Total long-term liabilities	83,677	84,249
TOTAL LIABILITIES	112,808	116,764
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY (Note 1):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 54,069,630 and 53,551,126 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	26	26
Additional paid-in capital (Note 1)	203,221	201,598
Accumulated deficit	(166,651)	(157,392)
TOTAL STOCKHOLDERS’ EQUITY	36,596	44,232
Non-controlling interests	(647)	(471)
	35,949	43,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,757	$160,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended March 31
	2021	2020
Revenue
Leases	$8,537	$6,813
Products and services	14,060	7,695
	22,597	14,508
Cost of goods sold
Leases	1,770	1,452
Products and services	5,593	3,776
	7,363	5,228
Gross profit	15,234	9,280
Operating expenses:
Selling and marketing	7,854	8,611
General and administrative	12,165	14,176
Research and development	2,051	2,624
Goodwill impairment	—	27,450
Total operating expenses	22,070	52,861
Loss from operations	(6,836)	(43,581)
Other expenses:
Foreign exchange loss	714	4,279
Finance expenses	1,885	2,254
Loss before income taxes	(9,435)	(50,114)
Income tax expense	—	589
Net loss	(9,435)	(50,703)
Loss attributable to stockholders of the Company	(9,259)	(50,190)
Loss attributable to non-controlling interest	(176)	(513)

Net loss per share:
Basic	$(0.17)	$(1.68)
Diluted	$(0.17)	$(1.68)
Weighted-average number of shares used in per share calculation:
Basic	53,744	29,812
Diluted	53,744	29,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31
	2021	2020
Net loss	$(9,435)	$(50,703)
Loss attributable to stockholders of the Company	(9,259)	(50,190)
Loss attributable to non-controlling interest	(176)	(513)
Comprehensive loss	$(9,435)	$(50,703)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except for shares)

	Preferred Stock Series A		Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2021	—	$-	53,551,126	$26	$201,598	$(157,392)	$(471)	$43,761
December 2020 Public Offering warrants exercise	—	—	361,200	—	903	—	—	903
Options exercised	—	—	157,304	—	212	—	—	212
Net loss - the Company	—	—	—	—	—	(9,259)	—	(9,259)
Net loss - non-controlling interest	—	—	—	—	—	—	(176)	(176)
Stock-based compensation	—	—	—	—	508	—	—	508
Balance — March 31, 2021	—	$-	54,069,630	$26	$203,221	$(166,651)	$(647)	$35,949

	Preferred Stock Series A		Common Stock		Additional 'Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2020	—	$-	28,686,116	$24	$149,840	$(75,686)	$2,500	$76,678
Issuance of common stock	—	—	1,208,169	—	—	—	—	—
2020 Private Placement shares, net of costs	660,000	—	2,300,000	—	12,115	—	—	12,115
2020 Private Placement Warrants, net of costs	—	—	—	—	4,621	—	—	4,621
Beneficial conversion feature	—	—	—	—	3,564	—	—	3,564
Dividends from subsidiaries	—	—	—	—	—	—	(218)	(218)
Net loss - the Company	—	—	—	—	—	(50,190)	—	(50,190)
Net loss - non-controlling interest	—	—	—	—	—	—	(513)	(513)
Stock-based compensation	—	—	—	—	517	—	—	517
Balance — March 31, 2020	660,000	$-	32,194,285	$24	$170,657	$(125,876)	$1,769	$46,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,435)	$(50,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	27,450
Depreciation and amortization	1,304	1,245
Stock-based compensation	508	517
Provision for bad debt	1,106	1,547
Provision for inventory obsolescence	252	324
Finance expenses and accretion	489	2,032
Deferred tax (recovery) expense	(317)	281
Change in fair value of earn-out liability	—	179
Loss on disposal of property and equipment	13	29
Changes in operating assets and liabilities:
Accounts receivable short-term and long-term	2,448	10,194
Inventories	(478)	(522)
Prepaid expenses	109	(29)
Other current assets	(153)	381
Other long-term assets	(9)	5
Trade payables	(178)	(193)
Accrued expenses and other current liabilities	(3,554)	(6,960)
Severance pay funds	5	52
Unearned interest income	(249)	(973)
Other long-term liabilities	(81)	(261)
Net cash used in operating activities	(8,220)	(15,405)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(53)	(61)
Net cash used in investing activities	(53)	(61)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercises of 2020 December Public Offering Warrants	903	—
Payment of earn-out liability	(147)	(77)
Drawdown of line-of-credit	—	423
Proceeds from 2020 Private Placement, net of costs of $1,950	—	20,300
Dividends from subsidiaries paid to non-controlling interest	—	(218)
Proceeds from exercise of options	212	—
Net cash provided by financing activities	968	20,428
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(7,305)	4,962
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	34,380	15,749
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$27,075	$20,711
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$73	$329
Cash paid for interest	$1,731	$104

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENUS CONCEPT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, unless otherwise noted, except for shares and per share data)

1. Nature of Operations

Venus Concept Inc. is a global medical technology company that develops, commercializes, and sells minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. The Company’s systems have been designed on cost-effective, proprietary and flexible platforms that enable it to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. The Company was incorporated in the state of Delaware on November 22, 2002. In these notes to the condensed consolidated financial statements, the “Company” and “Venus Concept”, refer to Venus Concept Inc. and its subsidiaries on a consolidated basis.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future, and, as such, the unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has had recurring net operating losses and negative cash flows from operations. As of March 31, 2021 and December 31, 2020, the Company had an accumulated deficit of $166,651 and $157,392, respectively. The Company was in compliance with all required covenants as of March 31, 2021 and December 31, 2020. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the unaudited condensed consolidated financial statements are issued. In addition, the coronavirus pandemic (“COVID-19” or “pandemic”) has had a significant negative impact on the Company’s unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months then ended, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time, the Company cannot assure that it will remain in compliance with the financial covenants in its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings, and issuance of capital stock. On December 22, 2020, the Company issued and sold to the investors 11,250,000 shares of its common stock (“December 2020 Public Offering”), par value $0.0001 per share, at a combined offering price to the public of $2.00 per share and warrants (“December 2020 Public Offering Warrants”) to purchase up to 5,625,000 shares of common stock with an exercise price of $2.50 per share. The December 2020 Public Offering Warrants have a five-year term and are exercisable immediately. Total gross proceeds were $22,500. In February 2021, several investors exercised an aggregate of 361,200 December 2020 Public Offering Warrants at the exercise price of $2.50 per share. The total proceeds received by the Company from the December 2020 Public Offering Warrants exercises were $903. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

Given the COVID-19 pandemic, the Company cannot anticipate the extent to which the current economic turmoil and financial market conditions will continue to adversely impact the Company’s business and the Company may need additional capital to fund its future operations and to access the capital markets sooner than planned. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, it may be compelled to reduce the scope of its operations and planned capital expenditures or sell certain assets, including intellectual property assets. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the uncertainty. Such adjustments could be material.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Venus Concept Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts and the carrying value of intangible and long-lived assets.

Amounts reported in thousands within this report are computed based on the amounts in dollars. As a result, the sum of the components reported in thousands may not equal the total amount reported in thousands due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

Accounting Policies

The accounting policies the Company follows are set forth in the Company’s audited consolidated financial statements for fiscal year 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K. There have been no material changes to these accounting policies.

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Risks and Uncertainties

The Company has considered the impact of COVID-19 on its condensed consolidated financial statements. COVID-19 has had a significant negative impact on the Company’s unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months then ended, and management expects the pandemic to continue to have a negative impact into the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. These impacts could include, but may not be limited to, risks and uncertainties related to the ability of the Company’s sales and marketing personnel and distributors to access the Company’s customer base, disruptions to the Company’s global supply chain, reduced demand and/or suspension of operations by the Company’s subscription customers which could impact their ability to make monthly payments, or deferral of aesthetic or hair restoration procedures which would impact the Company’s revenues. Consequently, these have negatively impacted the Company’s results of operations, cash flows and its overall financial condition. In addition, the impact of COVID-19 may subject the Company to future risk of material intangible and long-lived assets impairments, increased reserves for uncollectible accounts, and adjustments for inventory and market volatility for items subject to fair value measurements.

Besides COVID-19, the Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company’s products, competition from substitute products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals. If the Company fails to adhere to the United States Food and Drug Administration’s (the “FDA”) Quality System Regulation, or regulations in countries other than the United States, the FDA or other regulators may withdraw its market clearances or take other action. The Company relies on suppliers to manufacture some of the components used in its products. The Company’s suppliers may encounter supply interruptions or problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, including the FDA’s Quality System Regulation, making errors in manufacturing or losing access to critical services and components, any of which could delay or impede the Company’s ability to meet demand for its products.

The Company has borrowings with interest rates that are subject to fluctuations as charged by the lender. The Company does not use derivative financial instruments to mitigate the exposure to interest rate risk. The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash used in operating activities to meet its requirements. As of March 31, 2021 and December 31, 2020, the most significant financial liabilities are trade payables, accrued expenses and other current liabilities and long-term debt.

Recently Issued Accounting Standards Not Yet Adopted

In April 2020, Financial Accounting Standards Board (the “FASB”) issued a Staff Question-and-Answer Document (Q&A): ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, that focuses on the application of the lease guidance for lease concessions related solely to the effects of COVID-19. The FASB issued the guidelines to reduce the burden and complexity for companies to account for such lease concessions (e.g., rent abatements or other economic incentives) under current lease accounting rules due to COVID-19 by providing certain practical expedients that can be used. This guidance can be applied immediately. The Company anticipates that the adoption of the guidance will not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31
	2021	2020
Numerator:
Net loss	$(9,435)	$(50,703)
Net loss allocated to stockholders of the Company	$(9,259)	$(50,190)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic and diluted	53,744	29,812
Net loss per share:
Basic and diluted	$(0.17)	$(1.68)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have been antidilutive:

	March 31, 2021	March 31, 2020
Options to purchase common stock	2,532,184	2,730,791
Preferred stock	-	660,000
Warrants for common stock	15,928,867	10,665,067
Total potential dilutive shares	18,461,051	14,055,858

4. FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities are initially recognized at fair value when the Company becomes a party to the contractual provision of the financial instrument. Subsequently, all financial instruments are measured at amortized cost using the effective interest method.

The financial instruments of the Company consist of cash and cash equivalents, restricted cash, accounts receivable, long-term receivables, lines of credit, trade payables, government assistance loans, accrued expenses and other current liabilities, earn-out liability, other long-term liabilities and long-term debt. In view of their nature, the fair value of these financial instruments approximates their carrying amounts.

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

The Company classifies its restricted cash within Level 1. Guaranteed investment certificates are classified within Level 2 as it uses alternative pricing sources and models utilizing market observable inputs. Contingent earn-out consideration was classified within Level 3. The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2021
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates (GIC)	$—	$65	$—	$65
Restricted cash	83	—	—	83
Total assets	$83	$65	$—	$148

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates (GIC)	$—	$64	$—	$64
Restricted cash	83	—	—	83
Total assets	$83	$64	$—	$147
Liabilities
Contingent earn-out consideration	—	—	147	147
Total liabilities	$—	$—	$147	$147

The earn-out liability was measured using discounted cash flow techniques, with the expected cash outflows estimated based on the probability of assessment of the acquired business achieving the revenue metrics required for payment. Expected future revenues of the acquired business and the associated estimate of probability are not observable inputs. The payments due are based on point in time measurements of the metrics quarterly for two years from the acquisition date. Changes in the fair value of the earn-out liability were recognized in finance expenses in the unaudited condensed consolidated statements of operations.

The following table provides a roll forward of the aggregate fair values of the earn-out liability for the three months ended March 31, 2021, for which fair value is determined using Level 3 inputs:

Balance as of January 1, 2020	$655
Payments	(799)
Change in value	291
Balance as of December 31, 2020	147
Payments	(147)
Change in value	-
Balance as of March 31, 2021	$-

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription agreements with title passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received within the arrangement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's unaudited condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $45,904 and $49,096 as of March 31, 2021 and December 31, 2020, respectively, and are included in accounts receivable and long-term receivables on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of March 31, 2021 and December 31, 2020. Based upon such assessment, the Company recorded an allowance for doubtful accounts totaling $17,694 and $18,490 as of March 31, 2021 and December 31, 2020, respectively.

A summary of the Company’s accounts receivables is presented below:

	March 31, 2021	December 31, 2020
Gross accounts receivable	$88,060	$92,402
Unearned income	(3,478)	(3,728)
Allowance for doubtful accounts	(17,694)	(18,490)
	$66,888	$70,184
Reported as:
Current trade receivables	$51,070	$52,764
Current unearned interest income	(2,444)	(1,950)
Long-term trade receivables	19,296	21,148
Long-term unearned interest income	(1,034)	(1,778)
	$66,888	$70,184

Current subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		March 31,
	Total	2021	2022	2023	2024	2025
Current financing receivables, net of allowance of $6,588	$26,609	$26,609	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $4,629	19,295	—	14,380	4,837	78	—
	$45,904	$26,609	$14,380	$4,837	$78	$—

Accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from our estimates and could be material to our consolidated financial position, results of operations and cash flows. The allowance for doubtful accounts was $17,694 and $18,490 as of March 31, 2021 and December 31, 2020, respectively.

The allowance for doubtful accounts consisted of the following activity:

Balance as of January 1, 2020	$10,494
Write-offs	(6,536)
Provision	15,212
Sale of subsidiaries	(680)
Balance as of December 31, 2020	18,490
Write-offs	(1,902)
Provision	1,106
Balance as of March 31, 2021	17,694

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	March 31, 2021	December 31, 2020
Raw materials	$1,908	$838
Work-in-progress	891	1,232
Finished goods	15,186	15,689
Total inventory	$17,985	$17,759

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the three months from upgraded sales. The Company expensed $6,020 in cost of goods sold in the three months ended March 31, 2021 ($3,600 in the three months ended March 31, 2020). The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of March 31, 2021, a provision for obsolescence of $1,434 ($1,208 as of December 31, 2020) was taken against inventory.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives (in years)	March 31, 2021	December 31, 2020
Lab equipment tooling and molds	4 - 10	$8,075	$8,053
Office furniture and equipment	6 - 10	1,716	1,760
Leasehold improvements	up to 10	1,791	1,838
Computers and software	3	1,813	1,815
Vehicles	5 - 7	19	12
Total property and equipment		13,414	13,478
Less: Accumulated depreciation		(10,282)	(9,939)
Total property and equipment, net		$3,132	$3,539

Depreciation expense was $448 and $377 for the three months ended March 31, 2021 and 2020, respectively.

Other Current Assets

	March 31, 2021	December 31, 2020
Government remittances (1)	$1,049	$1,009
Consideration receivable from sales of subsidiaries	2,293	2,580
Deferred financing costs	381	1,063
Sundry assets and miscellaneous	687	1,022
Total other current assets	$4,410	$5,674

(1)Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	March 31, 2021	December 31, 2020
Payroll and related expense	$1,513	$1,312
Accrued expenses	6,240	8,582
Commission accrual	2,265	2,827
Sales and consumption taxes	6,312	7,532
Total accrued expenses and other current liabilities	$16,330	$20,253

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	March 31, 2021	December 31, 2020
Balance as of the beginning of the period	$1,639	$1,977
Warranties issued during the period	295	761
Warranty costs incurred during the period	(241)	(1,099)
Balance at the end of the period	$1,693	$1,639
Current	1,222	1,106
Long-term	471	533
Total	$1,693	$1,639

Finance Expenses

	Three Months Ended March 31
	2021	2020
Interest expense	$1,138	$2,108
Accretion on long-term debt and amortization of fees	747	146
Total finance expenses	$1,885	$2,254

7. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization and goodwill were as follows:

	At March 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(265)	$1,135
Brand	2,500	(604)	1,896
Technology	16,900	(3,980)	12,920
Supplier agreement	3,000	(941)	2,059
Total intangible assets	$23,800	$(5,790)	$18,010

	At December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(242)	$1,158
Brand	2,500	(540)	1,960
Technology	16,900	(3,286)	13,614
Supplier agreement	3,000	(867)	2,133
Total intangible assets	$23,800	$(4,935)	$18,865

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

April 1, 2021 to December 31, 2021	$2,618
2022	3,473
2023	3,473
2024	3,473
2025	3,004
Thereafter	1,969
Total	$18,010

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various operating lease agreements, which expire on various dates.

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

Aggregate future minimum lease payments and purchase and service commitments with manufacturers and service providers as of March 31, 2021 are as follows:

	Office Lease	Purchase and Service Commitments	Total
April 1, 2021 to March 31, 2022	$1,145	$8,287	$9,432
2023	718	—	718
2024	333	—	333
2025	210	—	210
2026	210	—	210
Thereafter	1,024	—	1,024
Total	$3,640	$8,287	$11,927

The total rent expense for all operating leases for the three months ended March 31, 2021 and 2020 was $571 and $570, respectively.

Commitments

As of March 31, 2021, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $6,585. In addition, as of March 31, 2021, the Company had $7,019 of open purchase orders that can be cancelled with 90 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

On March 25, 2021, the Company entered into an endorsement agreement for the services of Venus Williams, four-time Olympic Gold Medalist, seven-time Grand Slam Champion and entrepreneur, pursuant to which Ms. Williams will act as a brand ambassador for Venus Bliss™.

Legal Proceedings

Purported Shareholder Class Actions

Between May 23, 2018 and June 11, 2019, four putative shareholder class actions complaints were filed against Restoration Robotics, Inc., certain of its former officers and directors, certain of its venture capital investors, and the underwriters of the initial public offering (“IPO”). Two of these complaints, Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609, and Li v. Restoration Robotics, Inc., et al., No. 19CIV08173 (together, the “State Actions”), were filed in the Superior Court of the State of California, County of San Mateo, and assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The other two complaints, Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF (together, the “Federal Actions”), were filed in the United States District Court for the Northern District of California and assert claims under Sections 11 and 15 of the Securities Act. The complaints all allege, among other things, that the Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

In the State Actions, Restoration Robotics, Inc., along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim and secured a stay of both cases based on the forum selection clause contained in its Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act. However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, the Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, the Company demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. A hearing on the Company’s demurrer and renewed motion to dismiss was held on June 12, 2020. On September 1, 2020, the court granted the renewed motion to dismiss based on the Company’s forum selection clause as to the Company and individual defendants, but not as to the venture capital and underwriter defendants. On September 22, 2020, the Court entered a judgement of dismissal as to the Company and the individual defendants. On November 23, 2020, plaintiff filed a notice of appeal of the Court’s order granting the renewed motion to dismiss. That appeal is pending.

In the Federal Actions, which have been consolidated under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD, Lead Plaintiff Eduardo Guerrini filed his consolidated amended complaint for violations of federal securities laws on November 30, 2018. The consolidated amended complaint alleges again that, among other things, Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with the IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. On January 29, 2019, Restoration Robotics, Inc., along with certain of its former officers and directors, filed a motion to dismiss the consolidated amended complaint for failure to state a claim. On October 18, 2019, the District Court granted Restoration Robotics, Inc. motion to dismiss as to all but two allegedly false or misleading statements contained in the Company’s Prospectus. On December 9, 2019, the Company filed its answer to the consolidated amended complaint denying the falsity of these statements. On May 29, 2020, Lead Plaintiff filed a motion for class certification, which the Company elected not to oppose, and on July 29, 2020, the court certified a class of investors who purchased shares of the Company’s common stock pursuant or traceable to the Company’s IPO. On February 22, 2021, the District Court granted the parties’ joint stipulation to stay all pending deadlines on the basis that the parties had reached a settlement in principle for all claims in the Federal Actions. On April 22, 2021, Lead Plaintiff filed his unopposed motion for preliminary approval of settlement. A hearing on that motion is scheduled for May 27, 2021.

In addition to the State and Federal Actions, on July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of Restoration Robotics’ former officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with the IPO and Restoration Robotics’ 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action during the pendency of the Federal Actions. On March 16, 2021, the District Court granted the parties’ further stipulation to stay the Mason action during the pendency of the Federal Action, and the case remains stayed.

Administrative Investigation Case

The Company’s Chinese subsidiary, Venus Concept China, imports and sells registered medical devices and unregistered non-medical devices in the People’s Republic of China (“PRC”). One of its unregistered products has been the subject of inquiries from two district level branches of the State Administration for Market Regulation, Xuhui MSA and Huangpu MSA, as to whether the product was properly sold as a non-medical device. In January 2019, Venus Concept China applied to register a version of this non-medical device as a medical device with the National Medical Products Administration of PRC (“NMPA”). On June 12, 2019, Venus Concept China was informed that Xuhui MSA had opened an administrative investigation case related to whether the device is an unregistered medical device, as a result of a complaint that Xuhui MSA received from a former distributor of Venus Concept China. Huangpu MSA notified Venus Concept China that it would be suspending its separate investigation against Venus Concept China, pending the results of the Xuhui MSA investigation. The Company and Venus Concept China have voluntarily stopped sales in China of this product. On December 11, 2019, Xuhui MSA informed Venus Concept China that a determination had been made by the Shanghai Medical Products Administration that Versa’s IPL function should be administered as a Class II medical device. Xuhui MSA also suggested that Venus Concept China consider a voluntary recall of all Versa units sold in China. In late January 2020, Venus Concept China received a copy of the Shanghai Medical Products Administration’s determination that because of the intended uses for Versa’s IPL function comprise medical treatment functions such as “treatment of benign pigmented epidermis and skin lesions”, Versa’s IPL function should be administered as a Class II medical device.

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

On March 4, 2021, Xuhui MSA issued a written administrative penalty hearing notice (the “Notice”) to Venus Concept China. The Notice stated that Venus Concept China’s sale of Versa violated the relevant Chinese medical device administration regulation. As a result, Xuhui MSA proposed an administrative monetary penalty in the amount of approximately $150 or 976 Chinese Yuan (the “Penalty Amount”). On March 8, 2021, Venus Concept China gave written notice to Xuhui MSA that it accepted the penalty decision proposed by Xuhui MSA. On March 19, 2021, Xuhui MSA issued a written administrative penalty decision to Venus Concept China (the “Decision”), which affirmed the administrative penalty proposed by the Notice. On March 19, 2021, the same day the Decision was issued, Venus Concept China remitted the full Penalty Amount to Xuhui MSA. Acceptance of the payment of the Penalty Amount by Xuhui MSA resulted in the conclusion of its investigation case against Venus Concept China and settlement of this matter. This matter is now resolved and closed by Xuhui MSA.

Further, the Company may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of its business, which the Company does not deem to be material to its business and results of operations.

9. MAIN STREET TERM LOAN

On December 8, 2020, the Company executed a loan and security agreement (the “MSLP Loan Agreement”), a promissory note (the “MSLP Note”), and related documents for a loan in the aggregate amount of $50,000 for which City National Bank of Florida (“CNB”) will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act (the “MSLP Loan”). On December 9, 2020, the MSLP Loan had been funded and the transaction was closed. The MSLP Note has a term of five years and bears interest at a rate per annum equal to 30-day LIBOR plus 3%. On December 8, 2023 and December 8, 2024, the Company must make an annual payment of principal plus accrued but unpaid interest in an amount equal to fifteen percent (15%) of the outstanding principal balance of the MSLP Note (inclusive of accrued but unpaid interest). The entire outstanding principal balance of the MSLP Note together with all accrued and unpaid interest is due and payable in full on December 8, 2025. The Company may prepay the MSLP Loan at any time without incurring any prepayment penalties. The MSLP Note provides for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. In addition, the MSLP Loan Agreement and MSLP Note contain various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of our assets, incur, create or permit to exist additional indebtedness, or liens, to make dividends and other restricted payments, and to make certain changes to its ownership structure.

As of March 31, 2021 and December 31, 2020, the Company was in compliance with all required covenants.

The scheduled payments on the outstanding borrowings as of March 31, 2021 are as follows:

As of March 31, 2021
2021	$-
2022	1,604
2023	9,339
2024	7,942
2025	38,416
Total	$57,301

10. MADRYN LONG-TERM DEBT AND CONVERTIBLE NOTES

Madryn Credit Agreement

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 9), the Company, Venus Concept USA, Inc. (“Venus USA”), Venus Concept Canada Corp., Venus Concept Ltd., and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the “Exchange Agreement”) dated as of December 8, 2020, pursuant to which the Company (i) repaid $42,500 aggregate principal amount owed under that certain credit agreement originally entered into on October 11, 2016 and amended from time to time, between Venus Concept Ltd., Madryn Health Partners, LP and certain of its affiliates (the “Madryn Credit Agreement”), and (ii) issued, to the Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (together the “Madryn Noteholders”) secured subordinated convertible notes in the aggregate principal amount of $26,695 (the “Notes”). The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate 6.0% per annum. Under certain circumstances, in the case of an event of default under the Notes, the then-applicable interest rate will increase by 4.0% per annum. Interest is payable quarterly in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on December 31, 2020. The Notes will mature on December 9, 2025, unless earlier redeemed or converted. In connection with the Exchange Agreement, the Company also entered into, by and among the Company, Venus USA, Venus Concept Canada Corp., Venus Concept Ltd., and the Madryn Noteholders, (i) a Guaranty and Security Agreement dated as of December 9, 2020 (the “Madryn Security Agreement”), pursuant to which the Company agreed to grant Madryn a security interest, in substantially all of its assets, to secure the obligations under the Notes and (ii) a Subordination of Debt Agreement dated as of December 9, 2020 (the “CNB Subordination Agreement”). The security interests and liens granted to the Madryn Noteholders under the Madryn Security Agreement will terminate upon the earlier of (i) an assignment of the Notes (other than to an affiliate of the Madryn Noteholders) pursuant to the terms of the Exchange Agreement and (ii) the first date on which the outstanding principal amount of the Notes is less than $10,000. Obligations under the Notes are secured by substantially all of the assets of the Venus Concept Inc. and its subsidiaries party to the Madryn Security Agreement. The Company’s obligations under the Notes and the security interests and liens created by the Madryn Security Agreement are subordinated to the Company’s indebtedness owing to CNB (including, but not limited, pursuant to the MSLP Loan Agreement and the CNB Loan Agreement, (Note 11)) and any security interests and liens which secure such indebtedness owing to CNB. The Notes have a 5-year term and the interest rate on the convertible notes decreases to 6% on the third anniversary of the issuance. The Notes are convertible at any time into shares of the Company’s common stock, par value $0.0001 per share, calculated by dividing the outstanding principal amount of the Notes (and any accrued and unpaid interest under the Notes) by the initial conversion price of $3.25 per share. In connection with the Notes, the Company recognized interest expense of $527 during the three months ended March 31, 2021. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of March 31, 2021, and December 31, 2020, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of March 31, 2021, and December 31, 2020.

The scheduled payments on the outstanding borrowings as of March 31, 2021 are as follows:

As of March 31, 2021
2021	$1,609
2022	2,136
2023	2,102
2024	1,606
2025	28,196
Total	$35,649

For the three months ended March 31, 2021, the Company did not make any principal repayments.

11. Credit facility

The Company has an agreement with CNB pursuant to which CNB agreed to provide a revolving credit facility to the Company in the maximum principal amount of $10,000 to be used to finance working capital requirements (the “CNB Loan Agreement”).

The CNB Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of the Company’s assets, incur, create or permit to exist additional indebtedness, or liens, to make dividends and certain other restricted payments, and to make certain changes to its management and/or ownership structure. The CNB Loan Agreement also contains a covenant requiring that a minimum of $23,000 in cash be held in a deposit account maintained with CNB for one year following the closing of the CNB Loan Agreement, and after the first anniversary of the CNB Loan Agreement, a minimum of $3,000 in cash must be held in a deposit account maintained with CNB. The Madryn Noteholders have agreed to hold $20,000 in cash in an escrow account at CNB, and pursuant to an escrow agreement, such cash will be released back to the Madryn Noteholders on the first anniversary of the CNB Loan Agreement. The Company is required to maintain $3,000 in cash in a deposit account maintained with CNB at all times during the term of the CNB Loan Agreement. In addition, the CNB Loan Agreement contains certain covenants that require the Company to achieve certain minimum account balances, or a minimum debt service coverage ratio and a maximum total liability to tangible net worth ratio. If the Company fails to comply with these covenants, it will result in a default and require the Company to repay all outstanding principal amounts and any accrued interest. In connection with the CNB Loan Agreement, a loan fee of $1,000 was paid in equal installments on January 25, February 25 and March 25, 2021.

As of March 31, 2021 and December 31, 2020, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 9).

12. GOVERNMENT ASSISTANCE PROGRAMS

Venus Concept Inc. and Venus USA, received funding in the total amount of $4,048 in connection with two Small Business Loans under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief, and Economic Security Act, as amended from time to time (the “PPP”).

Venus Concept Inc. entered the U.S. Small Business Administration Note dated as of April 21, 2020 in favor of CNB pursuant to which the Company borrowed $1,665 original principal amount, which was funded on April 29, 2020 (the “Venus Concept PPP Loan”). The Venus Concept PPP Loan bears interest at 1% per annum and matures in two years from the date of disbursement of funds under the loan. Interest and principal payments under the Venus Concept PPP Loan will be deferred for a period of six months.

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

Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that the Company would not be required to repay the PPP Loans in full. The Company has applied through CNB for partial forgiveness of Venus USA PPP Loan in the amount of $1,689 and the Venus Concept PPP Loan in the amount of $1,086. The Company recorded PPP Loans within the long-term liabilities in the unaudited condensed consolidated balance sheet.

Under the CNB Loan Agreement and the MSLP Loan Agreement, each PPP Loan is permitted to be incurred by Venus Concept Inc. and Venus USA as long as certain conditions remain satisfied. If Venus Concept Inc. and/or Venus USA defaults on the respective PPP Loan (i) events of default will occur under the CNB Loan Agreement and the MSLP Loan Agreement and (ii) Venus Concept Inc. and Venus USA may be required to immediately repay their respective PPP Loan.

The U.S. Small Business Administration (the “SBA”) has decided, in consultation with the Department of the Treasury, that it will review all loans in excess of $2,000 following the lender’s submission of the borrower’s loan forgiveness application. To the extent that the SBA’s audit determines that Venus USA was not entitled to the loan under the PPP, the loan may not be forgiven, an event of default would occur under the CNB Loan Agreement and the MSLP Loan Agreement and Venus USA could be subject to civil and criminal penalties.

As of March 31, 2021, the Company had $4,151 outstanding under the PPP Loans (4,110 as of December 31, 2020).

Certain of the Company’s subsidiaries applied for government assistance programs and received government subsidies aggregating $1,117. The terms of these government assistance programs vary by jurisdiction. The Company recorded government subsidies received as a reduction to the associated wage costs in general and administrative expenses in the unaudited condensed consolidated statement of operations.

13. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all options granted and available for grant under the incentive plans and warrants to purchase common stock.

	March 31, 2021	December 31, 2020
Outstanding common stock warrants	15,928,867	16,290,067
Outstanding stock options	5,899,296	4,433,392
Shares reserved for future option grants	781,227	262,622
Shares reserved for Lincoln Park	5,222,867	5,222,867
Shares reserved for Madryn Noteholders	8,213,880	8,213,880
Total common stock reserved for issuance	36,046,137	34,422,828

14. STOCKHOLDERS EQUITY

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

2020 Private Placement Warrants

In March 2020, the Company issued and sold to certain investors (collectively the “Investors”) warrants (the “2020 Private Placement Warrants”) to purchase up to 6,675,000 shares of common stock with an exercise price of $3.50 per share, along with the shares of common stock and preferred stock the Investors purchased (the “2020 Private Placement”). The 2020 Private Placement Warrants have a five-year term and are exercisable beginning 181 days after their issue date. The Company evaluated the 2020 Private Placement Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the warrants only require settlement through the issuance of the Company’s common stock, which is not redeemable, and do not represent an obligation to issue a variable number of shares. Based on this guidance, the Company determined, for each issuance, that the 2020 Private Placement Warrants did not need to be accounted for as a liability. Accordingly, the 2020 Private Placement Warrants were classified as equity and are not subject to remeasurement at each balance sheet date. The proceeds received in the 2020 Private Placement were allocated to each instrument on a relative fair value basis.

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

December 2020 Public Offering Warrants and common stock

As noted in Note 1 above, in December 2020, the Company issued and sold to the investors in the December 2020 Public Offering 11,250,000 shares of its common stock and warrants to purchase up to 5,625,000 shares of common stock with an exercise price of $2.50 per share. The December 2020 Public Offering Warrants have a five-year term and are exercisable immediately. The Company evaluated the December 2020 Public Offering Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the warrants only require settlement through the issuance of the Company’s common stock, which is not redeemable, and do not represent an obligation to issue a variable number of shares. Based on this guidance, the Company determined, for each issuance, that the December 2020 Public Offering Warrants did not need to be accounted for as a liability. Accordingly, the December 2020 Public Offering Warrants were classified as equity and are not subject to remeasurement at each balance sheet date. The proceeds received in the December 2020 Public Offering were allocated to each instrument on a relative fair value basis.

Total net proceeds of $20,476 were allocated as follows: $17,828 to shares of common stock and $2,648 to the December 2020 Public Offering Warrants issued. Common stock issued in the December 2020 Public Offering were recorded at par value of $0.0001 with the excess of par value recorded in APIC. In February 2021, several investors exercised an aggregate of 361,200 December 2020 Public Offering Warrants at the exercise price of $2.50 per share. The total proceeds received by the Company from the December 2020 Public Offering Warrants exercises were $903.

2010 Share Option Plan

In November 2010, the Company’s Board of Directors (the “Board”) adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of March 31, 2021, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 93,439 (138,275 as of December 31, 2020).

2019 Incentive Award Plan

The 2019 Incentive Award Plan (the “2019 Plan”) was originally established under the name Restoration Robotics, Inc., as the 2017 Incentive Award Plan. It was adopted by the Board on September 12, 2017 and approved by the Company’s stockholders on September 14, 2017. The 2017 Incentive Award Plan was amended, restated, and renamed as set forth above, and was approved by the Company’s stockholders on October 4, 2019.

Under the 2019 Plan, 450,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Concept Ltd. and the business of Venus Concept Ltd. became the primary business of the Company (the “Merger”). As of March 31, 2021, there were 687,788 of shares of common stock available under the 2019 Plan (124,347 as of December 31, 2020). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31
	2021	2020
Cost of sales	$7	$6
Selling and marketing	217	192
General and administrative	264	299
Research and development	20	20
Total stock-based compensation	$508	$517

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended March 31
	2021	2020
Expected term (in years)	6.01	5.00-6.64
Risk-free interest rate	1.09%	0.57-1.50%
Expected volatility	44.80%	43.00%
Expected dividend rate	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2021	4,433,392	$4.59	6.20	$247
Options granted	1,857,000	2.37		-
Options exercised	(157,304)	2.39		157
Options forfeited/cancelled	(233,792)	4.49		-
Outstanding - March 31, 2021	5,899,296	$3.98	7.37	$502
Exercisable – March 31, 2021	2,532,184	$4.70	4.60	$493
Expected to vest – after March 31, 2021	3,367,112	$3.44	9.46	$-

The following tables summarize information about stock options outstanding and exercisable at March 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.15 - $3.64	4,405,983	7.72	$2.81	1,498,108	4.00	$2.86
$4.26 - $7.95	1,437,306	6.34	6.78	991,451	5.44	6.54
$12.45 - $26.10	34,442	7.44	18.49	21,451	7.30	18.89
$27.00 - $33.00	12,998	3.60	27.99	12,962	3.59	27.98
$36.00 - $94.65	8,567	6.30	45.74	8,212	6.26	45.31
	5,899,296	7.37	$3.98	2,532,184	4.60	$4.70

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $157 and $nil for the three months ended March 31, 2021 and 2020, respectively.

The weighted-average grant date fair value of options granted was $2.37 and $7.515 per share for the three months ended March 31, 2021 and 2020, respectively.

15. INCOME TAXES

The Company generated a loss and recognized $nil of tax expense for the three months ended March 31, 2021 and $589 of tax expense for the three months ended March 31, 2020, respectively. A reconciliation of income tax expense is as follows:

	Three Months Ended March 31
	2021	2020
Loss before income taxes	$(9,435)	$(50,114)
Theoretical tax benefit at the statutory rate (21.0% in 2021, 24.1% in 2020)	(1,981)	(12,077)
Differences in jurisdictional tax rates	(354)	(172)
Losses utilization	—	(101)
Valuation allowance	1,984	5,362
Non-deductible expenses	334	7,577
Other	17	—
Total income tax expense	—	589
Net loss	$(9,435)	$(50,703)

Income tax benefit is recognized based on the actual income or loss incurred during the three months ended March 31, 2021 and 2020, respectively.

16. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment, as the CODM reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geography and type for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company does not assess the performance of individual product lines on measures of profit or loss, or asset-based metrics. Therefore, the information below is presented only for revenues by geography and type.

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended March 31
	2021	2020
United States	$10,877	$5,640
International	11,720	8,868
Total revenue	$22,597	$14,508

As of March 31, 2021, long-lived assets in the amount of $18,868 were located in the United States and $2,274 were located in foreign locations. As of December 31, 2020, long-lived assets in the amount of $19,828 were located in the United States and $2,576 were located in foreign locations.

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

4.Service revenue - includes NeoGraft® technician services, advertising agency services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended March 31
	2021	2020
Lease revenue	$8,537	$6,813
System revenue	9,810	3,498
Product revenue	3,055	2,717
Service revenue	1,195	1,480
Total revenue	$22,597	$14,508

17. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and its related parties:

Distribution Agreements

On January 1, 2018, the Company entered into a distribution agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A senior officer of the Company is a 30.0% shareholder of TBC. For the three months ended March 31, 2021 and 2020, TBC purchased products in the amount of $15 and $49, respectively, under this distribution agreement. These sales are included in products and services revenue.

In 2020, the Company made several strategic decisions to divest of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd (“Venus Singapore”). On January 1, 2021, the Company entered into a distribution agreement with Venus Singapore, pursuant to which Venus Singapore will continue to distribute the Company’s products in Singapore. A senior officer of the Company is a 45.0% shareholder of Venus Singapore. For the three months ended March 31, 2021, Venus Singapore purchased products in the amount of $65 under the distribution agreement. These sales are included in products and services revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (“Form 10-Q”) and with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”) filed with the SEC and other filings we have made with the SEC. This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part I, Item IA “Risk Factors” of our Form 10-K. Any statements contained in this Form 10-Q that are not historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-Q may turn out to be inaccurate or may differ materially from those contained in any forward-looking statements. You should carefully read Part I, Item IA, “Risk Factors” of our Form 10-K. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are an innovative global medical technology company that develops, commercializes, and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the three months ended March 31, 2021 and 2020, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

We have had recurring net operating losses and negative cash flows from operations. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $166.7 million and $157.4 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $27.1 million and $34.4 million, respectively. The COVID-19 pandemic has had a significant negative impact on our business, and we expect the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. See ‘‘—Liquidity and Capital Resources’’ for additional information.

December 2020 Public Offering Warrants Exercise

On December 24, 2020, we sold in a public offering 11,250,000 shares of common stock and warrants to purchase up to 5,625,000 shares of common stock at a combined offering price to the public of $2.00 per share and accompanying warrants. The warrants have an exercise price of $2.50 per share of common stock, are exercisable immediately, and expire in five years from the date of issuance. Total net proceeds generated by the December 2020 Public Offering was $20.5 million. In February 2021, a small number of investors exercised an aggregate of 361,200 December 2020 Public Offering Warrants at the exercise price of $2.50 per share. We received total proceeds from the December 2020 Public Offering Warrants exercises of $0.9 million.

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

Service revenue includes revenue derived from our VeroGrafters™ technician services, and our extended warranty service contracts provided to our existing customers.

Systems are sold through our subscription model, or through traditional sales contracts directly and through distributors.

We generate recurring monthly revenue under our subscription-based business model and from traditional system sales. Venus Concept Ltd. commenced a subscription-based model in North America in 2011, and approximately 47% and 66% of our aesthetic revenues were derived from our subscription model in the three months ended March 31, 2021 and 2020, respectively. We have launched our subscription model in targeted international markets in which we operate directly. We currently do not offer the ARTAS® iX System for hair restoration under the subscription model.

Our subscription model includes an up-front fee and a monthly payment schedule, typically over a period of 36 months, with approximately 40% of total contract payments collected in the first year. To ensure that each monthly payment is made on time and that the customer’s system is serviced in accordance with the terms of the warranty, every product purchased under a subscription agreement requires a monthly activation code, which we provide to the customer upon receipt of the monthly payment. These recurring monthly payments provide our customers with enhanced financial transparency and predictability. If economic circumstances are appropriate, we provide customers in good standing with the opportunity to “upgrade” into our newest available or alternative Venus Concept technology throughout the subscription period. This structure can provide greater flexibility than traditional equipment leases secured through financing companies. We work closely with our customers to provide business recommendations that improve the quality of service outcomes, build patient traffic and improve financial returns for the customer’s business.

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

In the United States, we have obtained 510(k) clearance from the FDA for our Venus Freeze® and Venus Freeze Plus™, Venus Viva® and Venus Viva® MD, Venus Legacy® BX and Legacy® CX, Venus Versa®, Venus Velocity™, Venus Bliss™, Venus Epileve™, ARTAS® and ARTAS® iX Systems. Outside the United States, we market our technologies in over 60 countries across Europe, the Middle East, Africa, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

As of March 31, 2021, we operated directly in 20 international markets through our 16 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, Israel, and South Africa.

Our revenues for the three months ended March 31, 2021 and 2020 were $22.6 million and $14.5 million, respectively. We had a net loss attributable to Venus Concept of $9.3 million and $50.2 million in the three months ended March 31, 2021 and 2020, respectively. We had an Adjusted EBITDA loss of $5.0 million and $13.7 million for the three months ended March 31, 2021 and 2020, respectively.

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

The following reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31
	2021	2020
Reconciliation of net loss to Adjusted EBITDA	(in thousands)
Net loss	$(9,435)	$(50,703)
Foreign exchange loss	714	4,279
Interest expense	1,138	2,108
Accretion on long-term debt and amortization of fees	747	146
Income tax expense	—	589
Depreciation and amortization	1,304	1,245
Stock-based compensation expense	508	517
Goodwill impairment charge	—	27,450
Other adjustments (1)	—	638
Adjusted EBITDA	$(5,024)	$(13,731)

(1) For the three months ended March 31, 2020, the other adjustments are mainly represented by severance and retention payments.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended March 31
	2021	2020
United States	84	34
International	282	203
Total systems delivered	366	237

Mix between traditional sales, subscription model sales and distributor sales. We deliver systems through (1) traditional direct system sales contracts to customers, (2) our subscription model, and (3) system sales through distribution agreements. Unit deliveries under direct system sales contracts and subscription agreements have the higher per unit revenues and gross margins, while revenues and gross margins on systems sold through distributors are lower. However, distributor sales do not require significant sales and marketing support as these expenses are borne by the distributors. In addition, while traditional system sales and subscription agreements have similar gross margins, cash collections on subscription agreements generally occur over a three-year period, with approximately 40% collected in the first year and the balance collected evenly over the remaining two years of the subscription agreement.

Investment in Sales, Marketing and Operations. In recent years, we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This included the opening of direct offices and hiring experienced sales, marketing, and operational staff. While we generated incremental product sales in these new markets, these revenues and the related margins did not fully offset the startup investments made in certain countries. We have been evaluating our profitability and growth prospects in these countries post COVID-19, and we will take steps to exit countries that have yet to produce sustainable results. In the three months ended March 31, 2021 and 2020, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining required payments under their subscription agreements. Due to COVID-19, in the first half of 2020, we experienced significant reductions in the collection of accounts receivable from our subscription customers across the markets in which we operate. As a result, in addition to our regular allowance for doubtful accounts, we recorded a COVID-19 related bad debt charge of $0.5 million in the first quarter of 2020. In the first quarter of 2021, our collections results improved along with our customer base exhibiting a significant increase in the number of procedures performed with our products. As a result, we incurred a bad debt expense of $1.1 million in the first quarter of 2021, which is in line with our pre-COVID-19 results. As of March 31, 2021, our allowance for doubtful accounts stands at $17.7 million which represents 20% of the gross outstanding accounts receivable as of this date.

Outlook

COVID-19

The global pandemic caused by COVID-19 continued to affect many aspects of our business during the first three months of 2021, albeit with less severe of an impact than in the three months ended March 31, 2020, during which COVID-19 significantly impacted our sales, supply chain, manufacturing and accounts receivable collections.

Employee and customers’ health and safety measures. At Venus Concept, safety is our top priority and that includes the health and wellness of our employees globally. In response to COVID-19, we instituted several operational measures to ensure the safety of our employees, which include, but are not limited to the following:

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

Supply chain. In the first quarter of 2021, we did not experience any material supply disruptions related to COVID-19. In the first quarter of 2020, we experienced difficulty sourcing certain component parts from China for some of our systems, including Venus Bliss, and, consequently, we were not able to manufacture the number of systems we forecasted for the first quarter of 2020. Our China sourcing issue was fully remedied in the second quarter of 2020.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries over the course of our ten-year history. The economic recovery in individual countries in the first quarter of 2021 progressed unevenly depending on the success of each country in controlling the spread and impact of COVID-19, as well as the success of each country’s access to and implementation of a COVID-19 vaccination program. Overall, our results for the first quarter of 2021 were better than we anticipated in Europe, Asia Pacific, and North America where vaccination programs were successful in containing the spread of COVID-19, enabling local jurisdictions to ease restrictions on our customer base. We expect that COVID-19 will continue to negatively affect customer demand through the remainder of 2021 and while we expect further recovery in most markets, the impact of COVID-19 on our sales remains unpredictable and could continue to be significant for the foreseeable future.

Accounts receivable collections. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments or payments at all during the pandemic under their subscription agreements. In 2020, we entered into repayment arrangements with the majority of non-paying customers, and as government lockdowns and shelter in place orders were lifted, we experienced a significant improvement in collections as businesses reopened. We remain fully focused on reactivating collections with those at-risk accounts that have struggled through the pandemic but show signs of viability. As of March 31, 2021, our allowance for doubtful accounts stands at $17.7 million which represents 20% of the gross outstanding accounts receivable as of that date.

With the recent regulatory approvals and successful rollout of COVID-19 vaccines, we have experienced an improvement in our collection experience. The relative success of the second and third wave lockdown measures, combined with vaccination rollout plans has resulted in reduced restrictions in some of the markets we operate in. Our collection experience has also improved in the post year-end period, with collections in our largest subscription markets averaging 87% of our billings in January 2021, 92% of our billings in February 2021, 98% of our billings in March 2021, and approximately 92% of our billings in April 2021. As a result of the improved collections experience, our bad debt expense in the first quarter of 2021 was in line with our pre-COVID-19 experience. We will continue our pro-active approach to collections of our accounts receivable and will revisit our allowance for doubtful accounts during the next quarter.

Mitigation efforts. We are focused on continuing to mitigate the impacts of the COVID-19 pandemic on our business to the extent possible. Our mitigation efforts include the following:

•

Accounts Receivables Collections Initiatives. We have made repayment arrangements with the majority of our non-paying subscription customers to collect temporarily reduced monthly payments where possible and/or deferred amounts in expectation of full collection as business activities continue to resume. We modified our payment arrangements with these subscription customers such that past due amounts are scheduled to be repaid over a three- to six-month period. We made further adjustments with the emergence of the second and third COVID-19 waves, where payment arrangements from the first or second waves were not fully honored, but we continue to work with these customers to formulate revised payment plans. Based on our interactions and arrangements in place thus far with our subscription customers, the majority of them have recommenced payments in those jurisdictions where shelter-in-place orders have been lifted and their businesses reopened. While the repayment arrangements and improvements in collections activities made thus far have resulted in our cash collections rate averaging pre-COVID-19 levels, we may not be successful in collecting all outstanding amounts.

•

Cost reduction initiatives. In the first quarter of fiscal year 2020, we implemented a restructuring program which was mainly focused on reduction of payroll costs through a combination of permanent headcount reductions, a hiring freeze, temporary unpaid leave and a reduced work week for certain employees and reduction of discretionary spending across all departments. Our efforts to reduce the operating expense profile of the Company has been successful, resulting in COVID-19 related cost savings of approximately $20.0 million in 2020 and continuing into 2021. In the first quarter of 2021, our operating expenses are in line with the anticipated savings we expect under this program.

•

Government Assistance Programs. In 2020, certain of our subsidiaries applied for government assistance programs and received loans and other government subsidies aggregating $5.3 million, including $4.1 million in PPP Loans under the PPP. The terms of these government assistance programs vary by jurisdiction. See Note 12 “Government Assistance Programs” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report. In 2021, we have applied for partial forgiveness of the PPP Loans with the SBA. The total amount of $2.8 million of original PPP Loans have been filed for forgiveness with the SBA. We are currently awaiting confirmation from the SBA accepting the forgiveness.

•

December 2020 Public Offering Warrants Exercise. On December 24, 2020, we sold in a public offering 11,250,000 shares of common stock and warrants to purchase up to 5,625,000 shares of common stock at a combined offering price to the public of $2.00 per share and accompanying warrants. Total net proceeds generated by the December 2020 Public Offering was $20.5 million. In February 2021, a small number of our investors exercised an aggregate of 361,200 December 2020 Public Offering Warrants at the exercise price of $2.50 per share. We received total proceeds from the December 2020 Public Offering Warrants exercises of $0.9 million.

The extent to which the COVID-19 pandemic may continue to impact our business, operating results, financial condition, and liquidity in the future will depend on future developments, which we cannot predict, including the duration and severity of the pandemic, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease in each of the markets in which we operate. While there are clear signs of improvement, the situation surrounding COVID-19 remains fluid, and the potential for additional negative impacts on our results of operations, financial condition and liquidity increases the longer the pandemic impacts activity levels in the countries in which we operate.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of marketing supplies and kits, consumables and our skincare and hair products and (3) service revenue from the sale of our VeroGrafters™ technician services, and our extended warranty service contracts provided to existing customers.

System Revenue

For the three months ended March 31, 2021 and 2020, approximately 47% and 66%, respectively, of our system revenues were derived from subscription agreements. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. The significantly reduced up-front financial commitment, coupled with less onerous credit and disclosure requirements, is intended to make our subscription-based sales program more appealing and affordable to customers, including non-traditional providers of aesthetic services such as family practice physicians, general practice physicians, and medical spas. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three months ended March 31, 2021 and 2020, approximately 45% and 29%, respectively, of our system revenues were derived from traditional sales. Customers generally demand higher discounts in connection with these types of sales. We recognize revenues from products sold to end customers based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; and (4) allocations of the transaction price to the separate performance obligations in the contract; and (5) recognition of revenue when (or as) the entity satisfies a performance obligation.

We do not grant rights of return or early termination rights to our end customers. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the three months ended March 31, 2021 and 2020, approximately 8% and 5%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

Procedure Based Revenue

We generate revenue from our harvesting and site making procedures in hair restoration procedures. The harvesting procedure is an act of activating the needle mechanism of the ARTAS® System and it consists of multiple harvests (each harvested hair follicle is one harvest), which direct customers can purchase at fixed price per harvest (with a minimum of 750 harvests) or a set price per procedure, as agreed upon at the time of system purchase. We also provide one sterile and one non-sterile disposable clinical kit per procedure. On average, each procedure consists of approximately 1,500 harvests. The customer must place an online order with us for the number of procedures desired and make a payment. Upon receipt of the order and the related payment, we release an electronic key that enables the ARTAS® System to perform the number of procedures purchased. Once the procedures are exhausted (or “consumed”), the customer must purchase additional procedures. Harvesting procedures can also be purchased in bulk orders. The site making procedure uses ARTAS® System to create a recipient site (i.e., site making) in the patient’s scalp affected by androgenic alopecia (or male pattern baldness). The site making procedures generally include one disposable site making kit. The site making procedures are sold to customers in the same manner as the harvesting procedures.

Other Product Revenue

We also generate revenue from our customer base by selling Glide (a cooling/conductive gel which is required for use with many of our systems), Venus Viva™ tips, Venus Glow Serums, marketing supplies and kits, consumables and disposables, replacement applicators and handpieces, and ARTAS® System training.

Service Revenue

We generate ancillary revenue from our existing customers by selling additional services including VeroGrafters™ technician services for hair restoration using our NeoGraft® and ARTAS® systems and extended warranty service contracts.

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

Our marketing costs primarily consist of salaries, benefits, incentive compensation and stock-based compensation. They also include expenses for travel, trade shows, and other promotional and marketing activities, including direct and online marketing. Due to business disruption and COVID-19 related restrictions imposed by the governments in many countries in which we operate, we have experienced significant decline in our selling and marketing expenses. As the business environment improves, we expect selling and marketing expenses to increase, but at a rate slightly below our rate of revenue growth.

General and Administrative. Our general and administrative costs primarily consist of expenses associated with our executive, accounting and finance, legal, intellectual property, and human resource departments. These expenses consist of personnel-related expenses (primarily salaries, benefits, incentive compensation and stock-based compensation) and allocated facilities costs, audit fees, legal fees, consultants, travel, insurance, and bad debt expense. During the normal course of operations, we may incur bad debt expense on accounts receivable balances that are deemed to be uncollectible.

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

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 3.11% for MSLP Loan and 8.0% for the Notes as of March 31, 2021 and 3.14% for MSLP Loan and 8.0% for the Notes as of December 31, 2020.

Foreign Exchange (Gain) Loss

Foreign currency exchange (gain) loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Income Tax Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription agreements is reported and tax affected. This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer. Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized.

Income tax expense is recognized based on the actual taxable income or loss incurred during the three months ended March 31, 2021.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended March 31
	2021	2020
Consolidated Statements of Loss:	(dollars in thousands)
Revenue:
Leases	$8,537	$6,813
Products and services	14,060	7,695
Total revenue	22,597	14,508
Cost of goods sold	7,363	5,228
Gross profit	15,234	9,280
Operating expenses:
Selling and marketing	7,854	8,611
General and administrative	12,165	14,176
Research and development	2,051	2,624
Goodwill impairment	—	27,450
Total operating expenses	22,070	52,861
Loss from operations	(6,836)	(43,581)
Other expenses:
Foreign exchange loss	714	4,279
Finance expenses	1,885	2,254
Loss before income taxes	(9,435)	(50,114)
Income tax expense	—	589
Net loss	$(9,435)	$(50,703)
Net loss attributable to the Company	(9,259)	(50,190)
Net (loss) income attributable to noncontrolling interest	(176)	(513)
Net loss	$(9,435)	$(50,703)
As a % of revenue:
Revenues	100%	100%
Cost of goods sold	32.6	36.0
Gross profit	67.4	64.0
Operating expenses:
Selling and marketing	34.8	59.4
General and administrative	53.8	97.7
Research and development	9.1	18.1
Goodwill impairment	—	189.2
Total operating expenses	97.7	364.4
Loss from operations	(30.3)	(300.4)
Foreign exchange loss	3.2	29.5
Finance expenses	8.3	15.5
Loss before income taxes	(41.8)	(345.4)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended March 31
	2021	2020
	(dollars in thousands)
Revenues by region:
United States	$10,877	$5,640
International	11,720	8,868
Total revenue	$22,597	$14,508

	Three Months Ended March 31
	2021	2020
	(dollars in thousands)
Revenues by product:
Subscription—Systems	$8,537	$6,813
Products—Systems	9,810	3,498
Products—Other (1)	3,055	2,717
Services (2)	1,195	1,480
Total revenue	$22,597	$14,508

(1)	Products other include ARTAS procedure kits, our Venus Skin and hair products, and other consumables.
(2)	Services include VeroGrafters™ technician services, 2two5 advertising agency services and extended warranty sales.

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues

	Three Months Ended March 31,
	2021		2020		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$8,537	37.8	$6,813	47.0	$1,724	25.3
Products—Systems	9,810	43.4	3,498	24.1	6,312	180.4
Products—Other	3,055	13.5	2,717	18.7	338	12.4
Services	1,195	5.3	1,480	10.2	(285)	(19.3)
Total	$22,597	100.0	$14,508	100.0	$8,089	55.8

Total revenue increased by $8.1 million, or 55.8%, to $22.6 million for the three months ended March 31, 2021 from $14.5 million for the three months ended March 31, 2020. The increase in revenue was a result of increased revenue in the United States of $5.2 million and increased revenue in international markets of $2.9 million. The increase in revenue in both the United States and international markets was driven by the successful rollout of COVID-19 vaccines and the success of the second and third wave lockdown measures resulting in reduced lockdown restrictions in the major markets in which we operate. These events were successful in containing the spread of COVID-19, enabling local jurisdictions to ease restrictions on our customer base which positively impacted our ability to sell into these channels. In some jurisdictions our selling efforts in the first quarter of 2021 remained hampered by ongoing restrictions and target customer concerns in making capital outlays given the level of uncertainty, but we anticipate these concerns will be less of an obstacle as the jurisdictions secure access to an adequate supply of vaccines.

We sold an aggregate of 366 systems in the three months ended March 31, 2021 compared to 237 systems in the three months ended March 31, 2020. The percentage of systems revenue derived from our subscription model was approximately 47.0% in the three months ended March 31, 2021 compared to 66.0% in the three months ended March 31, 2020. The percentage decline is attributable to a strong performance in ARTAS® system sales which are not sold under our subscription model.

Other product revenue increased by $0.3 million, or 12.4%, to $3.1 million in the three months ended March 31, 2021 from $2.7 million in the three months ended March 31, 2020. The increase was driven by stronger performance on Venus Viva™ tips and other consumables.

Services revenue decreased by $0.3 million, or 19.3%, to $1.2 million in the three months ended March 31, 2021 from $1.5 million in the three months ended March 31, 2020. The decrease was driven by the suspension of operations of the 2two5 marketing services in the second half of 2020.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $2.1 million, or 40.8%, to $7.4 million in the three months ended March 31, 2021, from $5.2 million in the three months ended March 31, 2020. Gross profit increased by $5.9 million, or 64.2%, to $15.2 million in the three months ended March 31, 2021, as compared to $9.3 million in the three months ended March 31, 2020. The increase in gross profit is primarily due to increase in revenue in both the United States and international markets driven by the successful rollout of COVID-19 vaccines and the success of lockdown measures positively impacting our ability to sell into these channels. Gross margin was 67.4% of revenue in the three months ended March 31, 2021, compared to 64.0% of revenue in the three months ended March 31, 2020. The increase in gross profit percentage is primarily driven by higher sales of Venus consumables, improved revenue mix post the discontinuation of our 2two5 advertising agency services and the non-recurrence of certain inventory purchase price allocation adjustments incurred in the first quarter of 2020.

Operating expenses

	Three Months Ended March 31,
	2021		2020		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$7,854	34.8	$8,611	59.4	$(757)	(8.8)
General and administrative	12,165	53.8	14,176	97.7	(2,011)	(14.2)
Research and development	2,051	9.1	2,624	18.1	(573)	(21.8)
Goodwill impairment	-	—	27,450	189.2	(27,450)	(100.0)
Total operating expenses	$22,070	97.7	$52,861	364.4	$(30,791)	(58.2)

Selling and Marketing. Selling and marketing expenses decreased by 8.8% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease is largely due to the cost reduction program the Company introduced in 2020 in response to the challenges presented by COVID-19. As a percentage of total revenues, our selling and marketing expenses decreased by 24.6%, from 59.4% in the three months ended March 31, 2020 to 34.8% in the three months ended March 31, 2021, driven by an improvement in revenues. As the business environment improves, we expect selling and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses decreased by 14.2% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease is largely due to the cost reduction program the Company introduced in 2020 in response to the challenges presented by COVID-19. As a percentage of total revenues, our general and administrative expenses decreased by 43.9%, from 97.7% in the three months ended March 31, 2020, to 53.8% in the three months ended March 31, 2021, primarily due to lower expenses resulting from reduced legal and professional fees and COVID-19 cost containment measures introduced in 2020.

Research and Development. Research and development expenses decreased by 21.8% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is due to synergies realized across our research and development teams in both Israel and San Jose, California. As a percentage of total revenues, our research and development expenses decreased by 9.0%, from 18.1% in the three months ended March 31, 2020, to 9.1% in the three months ended March 31, 2021.

Goodwill impairment. In 2020, we considered a substantial decline in our equity value and worsening macroeconomic factors due to COVID-19 as triggering events that caused analysis of potential impairment of our goodwill and other intangible assets as of March 31, 2020. The quantitative impairment analysis resulted in goodwill impairment of $27.5 million driven primarily by lower than expected actual sales, as well as lower projected sales and decreased profitability because of COVID-19. As a result, the entire balance of goodwill was written off as of March 31, 2020. The impairment loss was recognized in the first quarter of 2020.

Foreign exchange loss. We had a foreign exchange loss of $0.7 million in the three months ended March 31, 2021 and foreign exchange loss of $4.3 million in the three months ended March 31, 2020. Changes in foreign exchange in the three months ended March 31, 2021 are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses decreased by $0.4 million, from $2.3 million in the three months ended March 31, 2020, to $1.9 million in the three months ended March 31, 2021, mostly due to a lower average interest rate on our long-term debt partially offset by a higher long-term debt balance and increased amortization of deferred finance costs. See “—Liquidity and Capital Resources” below.

Income Taxes Expense. We had an income tax expense of $nil in the three months ended March 31, 2021 compared to $0.6 million income tax expense in the three months ended March 31, 2020. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2021, we had changes in timing of deductible expenses and minimal taxable income, which resulted in $nil income tax expense.

Liquidity and Capital Resources

We had $27.1 million and $34.4 million of cash and cash equivalents as of March 31, 2021, and December 31, 2020, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $80.1 million as of March 31, 2021, including the MSLP Loan of $49.2 million, convertible notes of $26.7 million including closing fees of $1.6 million, and government assistance loans of $4.2 million, compared to total debt obligations of approximately $79.6 million as of December 31, 2020.

Our working capital requirements reflect the growth of our business over the last few years, in particular, the shift from a traditional sales model to a subscription model. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 47:53 in the three months ended March 31, 2021, compared to 66:34 in the three months ended March 31, 2020. We are directing more effort to securing traditional sales in order to improve cash flow. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

We also require modest funding for capital expenditures. Our capital expenditures relate primarily to our research and development facilities in Yokneam, Israel and San Jose, California. In addition, our capital investments have included improvements and expansion of our subsidiaries’ operations to support our growth.

Issuance of Secured Subordinated Convertible Notes

On December 9, 2020, we issued $26.7 million aggregate principal amount of the Notes to the Madryn Noteholders pursuant to the terms of the Exchange Agreement. The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. In connection with the Exchange Agreement, we also entered into (i) Madryn Security Agreement, pursuant to which we agreed to grant Madryn a security interest, in substantially all of our assets, to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The Notes are convertible at any time into shares of our common stock at an initial conversion price of $3.25 per share, subject to adjustment. For additional information regarding the Notes, Exchange Agreement, Madryn Security Agreement and CNB Subordination Agreement, see Note 10 “Madryn Long-Term Debt and Convertible Notes” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Main Street Priority Lending Program Term Loan

On December 8, 2020, we executed the MSLP Loan Agreement, MSLP Note, and related documents for a loan in the aggregate amount of $50.0 million for which CNB will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act. For additional information regarding this loan, see Note 9 “Main Street Term Loan” to our unaudited condensed consolidated financial statements included elsewhere in this report.

CNB Loan Agreement

During 2020 we had a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries in the maximum principal amount of $10.0 million, to be used to finance working capital requirements. As of December 31, 2020, a portion of the proceeds from the MSLP Loan described above was used to repay $3.2 million of outstanding borrowings under the CNB Loan Agreement. There was $nil outstanding balance as of March 31, 2021 and December 31, 2020. For additional information on the CNB Loan Agreement, see Note 11 “Credit Facility” to our unaudited condensed consolidated financial statements included elsewhere in this report.

As of March 31, 2021 and December 31, 2020, we were in compliance with all required covenants.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into a purchase agreement (the “Equity Purchase Agreement”) with Lincoln Park, Capital Fund LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that we can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed 7.8 million shares (subject to adjustment) of common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Equity Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Equity Purchase Agreement equals or exceeds $3.9755 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules). Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of our issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park (as defined above).

No shares were issued and sold to Lincoln Park in the three months ended March 31, 2021.

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

Government Assistance Programs

In April 2020, Venus Concept Inc., and Venus USA, received funding in the total amount of $4.1 million, in connection with two “Small Business Loans” under the PPP.

We borrowed $1,665 pursuant to the Venus Concept PPP Loan. Venus USA also borrowed $2,383 pursuant to the Venus USA PPP Loan. The terms of the Venus USA PPP Loan are substantially similar to the terms of the Venus Concept PPP Loan. In 2021, we have applied through CNB, for partial forgiveness of both PPP Loans with the SBA. The total amount of $2.8 million of original PPP Loans have been filed for forgiveness with the SBA. We are currently awaiting confirmation from the SBA accepting the forgiveness.

If we and/or Venus USA defaults on our or its respective PPP Loan (i) events of default will occur under the CNB Loan Agreement and the MSLP Loan Agreement, and (ii) we and/or Venus USA may be required to immediately repay their respective PPP Loan.

Also, the SBA has decided, in consultation with the Department of the Treasury, that it will review all loans in excess of $2.0 million following the lender’s submission of the borrower’s loan forgiveness application. To the extent that the SBA’s audit determines that Venus USA was not entitled to the Venus USA PPP Loan, the loan may not be forgiven, an event of default would occur under the CNB Loan Agreement and the MSLP Loan Agreement and Venus USA could be subject to civil and criminal penalties.

As of March 31, 2021, certain subsidiaries also received funding in the total amount of $1.1 million in connection with various governmental programs to support businesses impacted by COVID-19. The terms of these government assistance programs vary by jurisdiction. These government subsidies were recorded as a reduction to the associated wage costs recorded in general and administrative expenses in the unaudited condensed consolidated statement of operations.

For additional information on our utilization of government assistance programs, see Note 12 “Government Assistance Programs” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Capital Resources

As of March 31, 2021, we had capital resources consisting of cash and cash equivalents of approximately $27.1 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

We believe that the net proceeds from the 2020 Private Placement, net proceeds from the December 2020 Public Offering, the proceeds from issuance of our common stock to Lincoln Park, the proceeds from the government assistance programs, the proceeds from the MSLP Loan, together with our existing cash and cash equivalents, and the anticipated savings from our Merger-related cost savings initiatives and our new restructuring program, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. The COVID-19 pandemic has had a significant negative impact on our business. While our business is showing strong growth, we expect the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to the continued beneficial impact of local vaccination efforts, and whether the severity of the pandemic worsens in select jurisdictions. Given the uncertainties of the COVID-19 pandemic, we may need additional capital to fund our future operations and to access the capital markets sooner than we planned. We cannot assure you that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

We are restricted by covenants in the MSLP Loan, the CNB Loan Agreement, the PPP Loans, the Madryn Security Agreement and other government assistance programs. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time; we cannot assure you that we will remain in compliance with the financial covenants contained in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31
	2021	2020
	(in thousands)
Cash used in operating activities	$(8,220)	$(15,405)
Cash used in investing activities	(53)	(61)
Cash provided by financing activities	968	20,428
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,305)	$4,962

Cash Flows from Operating Activities

For the three months ended March 31, 2021, cash used in operating activities consisted of a net loss of $9.4 million and an investment in net operating assets of $2.2 million, partially offset by non-cash operating expenses of $3.4 million. The investment in net operating assets was primary attributable to a decrease in inventories of $0.5 million, increase in other current assets of $0.1 million, decrease in accrued expenses and other current liabilities of $3.6 million, decrease in unearned interest income of $0.2 million, decrease in accounts payable of $0.2 million and decrease in other non-current liabilities of $0.1 million. This was partially offset by a decrease in accounts receivable of $2.4 million, primarily due to the decrease in subscription sales, and decrease in prepaid expenses of $0.1 million. The non-cash operating expenses consisted mainly of a provision for bad debts of $1.1 million, depreciation and amortization of $1.3 million, finance expenses and accretion of $0.5 million, stock-based compensation expense of $0.5 million, provision for inventory obsolescence of $0.3 million and deferred tax recovery of $0.3 million.

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

Cash Flows from Investing Activities

In the three months ended March 31, 2021, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

In the three months ended March 31, 2020, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the three months ended March 31, 2021, cash from financing activities consisted primarily of proceeds from exercise of 2020 December Public Offering Warrants of $0.9 million, proceeds from exercise of options of $0.2 million, and payment of the NeoGraft earn-out liability of $0.1 million.

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

As of March 31, 2021, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $6.6 million. In addition, as of March 31, 2021, we had $7.0 million of open purchase orders that can be cancelled with 90 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of March 31, 2021, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$2,531	$14,998	$75,421	$-	$92,950
Operating leases	1,478	773	419	970	3,640
Purchase and service commitments	8,287	-	-	-	8,287
Total contractual obligations	$12,296	$15,771	$75,840	$970	$104,877

On March 25, 2021, we entered into an endorsement agreement for the services of Venus Williams, four-time Olympic Gold Medalist, seven-time Grand Slam Champion and entrepreneur, pursuant to which Ms. Williams will act as a brand ambassador for Venus Bliss™.

For an additional description of our commitments see Note 8, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structure finance entities.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our Annual Report filed on Form 10-K for the year ended December 31, 2020. We believe that the assumptions and estimates associated with stock-based compensation, goodwill impairment, allowance for doubtful accounts, revenue recognition, accrual for severance and income taxes have the most significant impact on our unaudited condensed consolidated financial statements, and therefore, consider these to be our critical accounting policies and estimates.

Revenue Recognition

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS® procedure kits, marketing supplies and kits, consumables and Venus Concept’s skincare and hair products and (3) service revenue from the sale of our VeroGrafters™ technician services, and our extended warranty service contracts provided to existing customers.

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

Long-term receivables

Long-term receivables relate to our subscription agreements revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease which ranged between 8% to 9% for the three months ended March 31, 2021 and March 31, 2020, respectively. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

Stock-Based Compensation

We account for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all stock-based payments to employees be recognized in the unaudited condensed consolidated statements of operations based on their fair values.

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances are re-measured into U.S. dollars in accordance with the principles set forth in ASC 830-10 “Foreign Currency Translation”. All exchange gains and losses from re-measurement of monetary balance sheet items resulting from transactions in non-U.S. dollar currencies are recorded as foreign exchange loss (income) in the unaudited condensed consolidated statement of operations as they arise.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide disclosure for this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As of March 31, 2021, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies.”

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our operations, we become involved in ordinary routine litigation incidental to the business. Material proceedings are described under Note 8, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below and the risk factors described under Part I, Item 1A. “Risk Factors” in our latest Form 10-K, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risk described below and the other information in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, include herein, and the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2020.

Our subscription-based model exposes us to the credit risk of our customers over the life of the subscription agreement. In the event that our customers fail to make the monthly payments under their subscription agreements, our financial results may be adversely affected.

For the three months ended March 31, 2021 and 2020, approximately 47% and 66%, respectively, of our system revenues were derived from our subscription-based model. Although the ARTAS® System is not available under our subscription-based model, we expect our subscription-based business model to continue to represent the majority of our revenue for the foreseeable future. We collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% of total contract value collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. As part of our sales and marketing effort, we do not generally require our customers to undergo a formal credit check as is typically required with third-party equipment lease financing. Instead, to ensure that each monthly installment is made on time and that the customer’s systems are serviced in accordance with the terms of the warranty, every system requires a monthly activation code, which we provide to the customer upon receiving each monthly installment. If a customer does not timely pay a monthly installment, the customer will not receive an activation code and will be unable to use the system. Because this process does not protect us from the economic impact of a customer’s failure to make its monthly payments, we do maintain a purchase money security interest over the devices sold and therefore enjoy priority as a secured creditor, entitling us to certain rights of recovery of the device in the event of a customer default or bankruptcy. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments, or payments at all, during this pandemic under their subscription agreements which had resulted in higher than anticipated bad debt expense over the course of the 2020 fiscal year. Despite the improvement we have seen in our collection experience due to the recent regulatory approvals and successful rollout of COVID-19 vaccines, we cannot assure you that our customers will resume payments under their agreements or that we will not experience customer defaults even after local economies reopen for business. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If this bad debt expense is material, it could negatively affect our results of operations and operating cash flows.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern.

We have had recurring net operating losses and negative cash flows from operations, and until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $166.7 million and $157.4 million, respectively. Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. However, given the COVID-19 pandemic, we cannot anticipate the extent to which the current economic turmoil and financial market conditions, will continue to adversely impact our business and our ability to raise additional capital to fund our future operations and to access the capital markets sooner than we planned. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If we default on our loans secured under the Coronavirus Aid, Relief and Economic Security (CARES) Act, we may default on our CNB Loan Agreement and/or MSLP Loan.

We and one of our subsidiaries received an aggregate of $4.1 million in funding in connection with the PPP Loans. For additional details of the PPP Loans, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The Company has applied through CNB for partial forgiveness of Venus USA PPP Loan in the amount of $1.7 million and the Venus Concept PPP Loan in the amount of $1.1 million.

The PPP Loans contain certain covenants which, among other things, restrict our use of the proceeds of the respective PPP Loan to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any creditor of us or Venus USA, to the extent that a default under any loan or other agreement would materially affect our or Venus USA’s ability to repay its respective PPP Loan and limit our ability to make certain changes to our ownership structure.

If we and/or Venus USA defaults on our or its respective PPP Loan (i) events of default will occur under the CNB Loan Agreement and MSLP Loan, and (ii) we and/or Venus USA may be required to immediately repay their respective PPP Loan.

Also, the SBA has decided, in consultation with the Department of the Treasury, that it will request additional information from the borrower on all loans in excess of $2.0 million following the lender’s submission of the borrower’s loan forgiveness application. To the extent that the SBA’s review of the additional information determines that Venus USA’s self-certification of the PPP loan was not appropriate, the loan may not be forgiven, an event of default would occur under the CNB Loan Agreement and MSLP Loan and Venus USA could be subject to civil and criminal penalties.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and other operations or efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of March 31, 2021, we had capital resources consisting of cash and cash equivalents of approximately $27.1 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of our systems, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities.

We believe that the net proceeds from our December 2020 Public Offering, our 2020 Private Placement, the proceeds from sales of our common stock to Lincoln Park and the proceeds from the PPP Loans and other government assistance programs, together with our existing cash and cash equivalents, the savings from our Merger-related cost savings initiatives and our new restructuring program, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. The impact of COVID-19 on our business has been significant and we cannot predict the extent to which COVID-19 will continue to adversely impact our business. Also, we may need to raise additional capital through public or private equity or debt financings or other sources, such as strategic collaborations sooner than expected or otherwise implement additional cost-saving initiatives. The COVID-19 pandemic and the economic turmoil it has caused has negatively affected the global financial markets which may make it difficult to access the public markets. Any such financing may result in dilution to stockholders, the issuance of securities that may have rights, preferences, or privileges senior to those of holders of our common stock, the imposition of more burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital if favorable market conditions exist or given other strategic considerations even if we believe we have sufficient capital to fund our current or future operating plans.

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

In addition to the State and Federal Actions, on July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of our former officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Exchange Act, in connection with our IPO and our 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action during the pendency of the Federal Actions. On December 15, 2020, the District Court granted the parties’ further stipulation to stay the Mason action during the pendency of the Federal Action, and the case remains stayed.

While we believe these claims to be without merit, we cannot assure you that additional claims alleging the same or similar facts will not be filed. Any litigation could result in substantial costs and a diversion of management’s attention and resources. For additional details of the legal proceedings currently affecting the Company, please see Note 8 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the three months ended March 31, 2021.

Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1
3.3	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Venus Concept Inc.

Date: May 17, 2021	By:	/s/ Domenic Serafino
Domenic Serafino
Chief Executive Officer

Date: May 17, 2021	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer