Form 10-Q
period 2021-06-30
Venus Concept Inc.
filed 2021-08-13
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021 the registrant had 54,146,435 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for shares and per share data)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,059	$34,297
Restricted cash	83	83
Accounts receivable, net of allowance of $12,295 and $18,490 as of June 30, 2021, and December 31, 2020	50,078	52,764
Inventories	19,767	17,759
Prepaid expenses	2,350	2,240
Advances to suppliers	3,359	2,587
Other current assets	4,635	5,674
Total current assets	103,331	115,404
LONG-TERM ASSETS:
Long-term receivables	21,950	21,148
Deferred tax assets	1,196	884
Severance pay funds	715	685
Property and equipment, net	2,937	3,539
Intangible assets	17,144	18,865
Total long-term assets	43,942	45,121
TOTAL ASSETS	$147,273	$160,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,684	$6,322
Accrued expenses and other current liabilities	17,096	20,253
Taxes payable	1,851	1,132
Unearned interest income	2,464	1,950
Warranty accrual	1,314	1,106
Deferred revenues	901	1,752
Current portion of government assistance loans	1,280	—
Total current liabilities	30,590	32,515
LONG-TERM LIABILITIES:
Long-term debt	76,396	75,491
Government assistance loans	—	4,110
Taxes payable	478	478
Accrued severance pay	819	755
Deferred tax liabilities	308	811
Unearned interest income	1,176	1,778
Warranty accrual	467	533
Other long-term liabilities	192	293
Total long-term liabilities	79,836	84,249
TOTAL LIABILITIES	110,426	116,764
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY (Note 1):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 54,141,822 and 53,551,126 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	26	26
Additional paid-in capital (Note 1)	203,877	201,598
Accumulated deficit	(166,274)	(157,392)
TOTAL STOCKHOLDERS’ EQUITY	37,629	44,232
Non-controlling interests	(782)	(471)
	36,847	43,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,273	$160,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenue
Leases	$12,787	$7,465	$21,324	$14,278
Products and services	13,041	9,531	27,101	17,226
	25,828	16,996	48,425	31,504
Cost of goods sold
Leases	2,736	1,541	4,506	2,993
Products and services	4,375	3,558	9,968	7,334
	7,111	5,099	14,474	10,327
Gross profit	18,717	11,897	33,951	21,177
Operating expenses:
Selling and marketing	10,114	4,545	17,968	13,156
General and administrative	7,828	14,590	19,993	28,766
Research and development	2,024	1,570	4,075	4,194
Goodwill impairment	—	—	—	27,450
Gain on forgiveness of government assistance loans	(2,775)	—	(2,775)	—
Total operating expenses	17,191	20,705	39,261	73,566
Loss from operations	1,526	(8,808)	(5,310)	(52,389)
Other expenses:
Foreign exchange loss (gain)	130	(1,166)	844	3,113
Finance expenses	1,161	2,371	3,046	4,625
Loss on disposal of subsidiaries	-	385	-	385
Income (loss) before income taxes	235	(10,398)	(9,200)	(60,512)
Income tax benefit	(7)	(633)	(7)	(44)
Net income (loss)	242	(9,765)	(9,193)	(60,468)
Deemed dividend	-	(3,564)	-	(3,564)
Income (loss) attributable to stockholders of the Company	377	(13,152)	(8,882)	(63,342)
Loss attributable to non-controlling interest	(135)	(177)	(311)	(690)

Net income (loss) per share:
Basic	$0.01	$(0.39)	$(0.16)	$(2.01)
Diluted	$0.01	$(0.39)	$(0.16)	$(2.01)
Weighted-average number of shares used in per share calculation:
Basic	54,088	33,315	53,917	31,564
Diluted	54,237	33,315	53,917	31,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net income (loss)	$242	$(9,765)	$(9,193)	$(60,468)
Deemed dividend	-	3,564	-	3,564
Income (loss) attributable to stockholders of the Company	377	(13,152)	(8,882)	(63,342)
Loss attributable to non-controlling interest	(135)	(177)	(311)	(690)
Comprehensive income (loss)	$242	$(9,765)	$(9,193)	$(60,468)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except for shares)

	Preferred Stock Series A		Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2021	—	$-	53,551,126	$26	$201,598	$(157,392)	$(471)	$43,761
December 2020 Public Offering warrants exercise	—	—	361,200	—	903	—	—	903
Options exercised	—	—	157,304	—	212	—	—	212
Net loss - the Company	—	—	—	—	—	(9,259)	—	(9,259)
Net loss - non-controlling interest	—	—	—	—	—	—	(176)	(176)
Stock-based compensation	—	—	—	—	508	—	—	508
Balance — March 31, 2021	—	$-	54,069,630	$26	$203,221	$(166,651)	$(647)	$35,949
Options exercised	—	—	72,192	—	98	—	—	98
Net income - the Company	—	—	—	—	—	377	—	377
Net loss - non-controlling interest	—	—	—	—	—	—	(135)	(135)
Stock-based compensation	—	—	—	—	558	—	—	558
Balance — June 30, 2021	—	$-	54,141,822	$26	$203,877	$(166,274)	$(782)	$36,847

	Preferred Stock Series A		Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2020	—	$-	28,686,116	$24	$149,840	$(75,686)	$2,500	$76,678
Issuance of common stock	—	—	1,208,169	—	—	—	—	—
2020 Private Placement shares, net of costs	660,000	—	2,300,000	—	12,115	—	—	12,115
2020 Private Placement Warrants, net of costs	—	—	—	—	4,621	—	—	4,621
Beneficial conversion feature	—	—	—	—	3,564	—	—	3,564
Dividends from subsidiaries	—	—	—	—	—	—	(218)	(218)
Net loss - the Company	—	—	—	—	—	(50,190)	—	(50,190)
Net loss - non-controlling interest	—	—	—	—	—	—	(513)	(513)
Stock-based compensation	—	—	—	—	517	—	—	517
Balance — March 31, 2020	660,000	$-	32,194,285	$24	$170,657	$(125,876)	$1,769	$46,574
Issuance of common stock	—	—	1,013,060	—	3,393	—	—	3,393
Conversion of Preferred Stock Series A	(660,000)	—	6,600,000	1	(1)	—	—	—
Beneficial conversion feature	—	—	—	—	(3,564)	—	—	(3,564)
Deemed dividend	—	—	—	—	3,564	—	—	3,564
Disposal of subsidiary	—	—	—	—	—	—	(441)	(441)
Net loss - the Company	—	—	—	—	—	(9,588)	—	(9,588)
Net loss - non-controlling interest	—	—	—	—	—	—	(177)	(177)
Options exercised	—	—	22,777	—	34	—	—	34
Stock-based compensation	—	—	—	—	539	—	—	539
Balance — June 30, 2020	—	$-	39,830,122	$25	$174,622	$(135,464)	$1,151	$40,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,193)	$(60,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	27,450
Depreciation and amortization	2,451	2,514
Stock-based compensation	1,066	1,056
Provision for bad debt	(2,132)	5,416
Provision for inventory obsolescence	868	530
Finance expenses and accretion	849	4,134
Deferred tax recovery	(814)	(1,237)
Change in fair value of earn-out liability	—	244
Loss on sale of subsidiary	—	385
Loss on disposal of property and equipment	—	11
Gain on forgiveness of government assistance loans	(2,775)	—
Changes in operating assets and liabilities:
Accounts receivable short-term and long-term	4,028	6,187
Inventories	(2,877)	(986)
Prepaid expenses	(110)	88
Advances to suppliers	(772)
Other current assets	1,038	(2,483)
Other long-term assets	(12)	6
Trade payables	(640)	(385)
Accrued expenses and other current liabilities	(2,936)	(5,365)
Severance pay funds	(31)	72
Unearned interest income	(87)	(1,418)
Other long-term liabilities	(99)	(463)
Net cash used in operating activities	(12,178)	(24,712)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(126)	(108)
Cash received from sale of subsidiary, net of cash relinquished	—	89
Net cash used in investing activities	(126)	(19)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercises of 2020 December Public Offering Warrants	903	—
Payment of earn-out liability	(147)	(156)
Proceeds from exercise of options	310	34
Repayment of line-of-credit	—	(3,928)
Proceeds from government assistance loans	—	4,110
Proceeds from issuance of common stock	—	2,956
Proceeds from 2020 Private Placement, net of costs of $1,950	—	20,300
Dividends from subsidiaries paid to non-controlling interest	—	(218)
Net cash provided by financing activities	1,066	23,098
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(11,238)	(1,633)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	34,380	15,749
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$23,142	$14,116
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$88	$496
Cash paid for interest	$2,312	$173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company has had recurring net operating losses and negative cash flows from operations. As of June 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $166,274 and $157,392, respectively. The Company was in compliance with all required covenants as of June 30, 2021, and December 31, 2020. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the unaudited condensed consolidated financial statements are issued. In addition, the coronavirus pandemic (“COVID-19” or “pandemic”) has had a significant negative impact on the Company’s results of operations as of June 30, 2021, and for the six months then ended, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the pandemic and the economic disruptions it has caused continue for an extended period of time, the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings, and issuance of capital stock. On December 22, 2020, the Company issued and sold to investors 11,250,000 shares of its common stock (“December 2020 Public Offering”), par value $0.0001 per share, at a combined offering price to the public of $2.00 per share and warrants (“December 2020 Public Offering Warrants”) to purchase up to 5,625,000 shares of common stock with an exercise price of $2.50 per share. The December 2020 Public Offering Warrants have a five-year term and are exercisable immediately. Total gross proceeds were $22,500. In February 2021, several investors exercised an aggregate of 361,200 December 2020 Public Offering Warrants at the exercise price of $2.50 per share. The total proceeds received by the Company from the December 2020 Public Offering Warrants exercises were $903. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

Given the pandemic and the uncertainty around the COVID-19 variants, the Company cannot anticipate the extent to which the current economic turmoil and financial market conditions will continue to adversely impact the Company’s business and the Company may need additional capital to fund its future operations and to access the capital markets sooner than planned. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, it may be compelled to reduce the scope of its operations and planned capital expenditures or sell certain assets, including intellectual property assets. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the uncertainty. Such adjustments could be material.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Venus Concept Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

In the Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 13, 2020, the loss on disposal of subsidiary in the amount of $385 as of June 30, 2020, was reported as a part of general and administrative expenses in the condensed consolidated statements of operations. The Company corrected the presentation and presented the loss on disposal of subsidiary as a separate item in the consolidated statements of operations in the Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021, and in the accompanying unaudited condensed consolidated statements of operations.

The preparation of these unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts and the carrying value of intangible and long-lived assets.

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

3. NET INCOME (LOSS) PER SHARE

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock warrants and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Numerator:
Net income (loss)	$242	$(9,765)	$(9,193)	$(60,468)
Net income (loss) allocated to stockholders of the Company	$377	$(13,152)	$(8,882)	$(63,342)
Denominator:
Weighted-average shares of common stock outstanding used in computing net income (loss) per share, basic	54,088	33,315	53,917	31,564
Weighted-average shares of common stock outstanding used in computing net income (loss) per share, diluted	54,237	33,315	53,917	31,564
Net income (loss) per share:
Basic	$0.01	$(0.39)	$(0.16)	$(2.01)
Diluted	$0.01	$(0.39)	$(0.16)	$(2.01)

Due to the net loss for the six months ended June 30, 2021, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have been antidilutive:

	June 30, 2021	June 30, 2020
Options to purchase common stock	5,794,087	4,787,295
Warrants for common stock	15,928,867	10,665,067
Total potential dilutive shares	21,722,954	15,452,362

4. FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities are initially recognized at fair value when the Company becomes a party to the contractual provisions of the financial instrument. Subsequently, all financial instruments are measured at amortized cost using the effective interest method.

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

The Company classifies its restricted cash within Level 1. Guaranteed investment certificates are classified within Level 2 as the Company uses alternative pricing sources and models utilizing market observable inputs for valuation. Contingent earn-out consideration was classified within Level 3. The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2021
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates (GIC)	$—	$66	$—	$66
Restricted cash	83	—	—	83
Total assets	$83	$66	$—	$149

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates (GIC)	$—	$64	$—	$64
Restricted cash	83	—	—	83
Total assets	$83	$64	$—	$147
Liabilities
Contingent earn-out consideration	—	—	147	147
Total liabilities	$—	$—	$147	$147

The earn-out liability was measured using discounted cash flow techniques, with the expected cash outflows estimated based on the assessed probability of the acquired business achieving the revenue metrics required for payment. Expected future revenues of the acquired business and the associated estimate of probability are not observable inputs. The payments due are based on point in time measurements of the metrics quarterly for two years from the acquisition date. Changes in the fair value of the earn-out liability were recognized in finance expenses in the unaudited condensed consolidated statements of operations.

The following table provides a roll forward of the aggregate fair values of the earn-out liability for the six months ended June 30, 2021, for which fair value is determined using Level 3 inputs:

Balance as of January 1, 2020	$655
Payments	(799)
Change in value	291
Balance as of December 31, 2020	147
Payments	(147)
Change in value	-
Balance as of June 30, 2021	$-

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription agreements with title passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received under the agreement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's unaudited condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $49,973 and $49,096 as of June 30, 2021 and December 31, 2020, respectively, and are included in accounts receivable and long-term receivables on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of June 30, 2021 and December 31, 2020. Based upon such assessment, the Company recorded an allowance for doubtful accounts totaling $12,295 and $18,490 as of June 30, 2021, and December 31, 2020, respectively.

A summary of the Company’s accounts receivables is presented below:

	June 30, 2021	December 31, 2020
Gross accounts receivable	$84,323	$92,402
Unearned income	(3,640)	(3,728)
Allowance for doubtful accounts	(12,295)	(18,490)
	$68,388	$70,184
Reported as:
Current trade receivables	$50,078	$52,764
Current unearned interest income	(2,464)	(1,950)
Long-term trade receivables	21,950	21,148
Long-term unearned interest income	(1,176)	(1,778)
	$68,388	$70,184

Current subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		June 30,
	Total	2021	2022	2023	2024	2025
Current financing receivables, net of allowance of $4,683	$28,024	$28,024	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $2,571	21,949	—	15,504	6,289	156	—
Total	$49,973	$28,024	$15,504	$6,289	$156	$—

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

The allowance for doubtful accounts consisted of the following activity:

Balance as of January 1, 2020	$10,494
Write-offs	(6,536)
Provision	15,212
Sale of subsidiaries	(680)
Balance as of December 31, 2020	18,490
Write-offs	(1,902)
Provision	1,106
Balance as of March 31, 2021	17,694
Write-offs	(2,161)
Recovery	(3,238)
Balance as of June 30, 2021	$12,295

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	June 30, 2021	December 31, 2020
Raw materials	$1,786	$838
Work-in-progress	1,494	1,232
Finished goods	16,487	15,689
Total inventory	$19,767	$17,759

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the three months from upgraded sales. The Company expensed $5,339 and $11,359 in cost of goods sold in the three and six months ended June 30, 2021 ($3,603 and $7,203 in the three and six months ended June 30, 2020). The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of June 30, 2021, a provision for obsolescence of $2,014 ($1,208 as of December 31, 2020) was taken against inventory.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives (in years)	June 30, 2021	December 31, 2020
Lab equipment tooling and molds	4 - 10	$8,104	$8,053
Office furniture and equipment	6 - 10	1,739	1,760
Leasehold improvements	up to 10	1,793	1,838
Computers and software	3	1,863	1,815
Vehicles	5 - 7	20	12
Total property and equipment		13,519	13,478
Less: Accumulated depreciation		(10,582)	(9,939)
Total property and equipment, net		$2,937	$3,539

Depreciation expense was $280 and $400 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $728 and $777 for the six months ended June 30, 2021 and 2020, respectively.

Other Current Assets

	June 30, 2021	December 31, 2020
Government remittances (1)	$1,436	$1,009
Consideration receivable from sales of subsidiaries	2,199	2,580
Deferred financing costs	223	1,063
Sundry assets and miscellaneous	777	1,022
Total other current assets	$4,635	$5,674

(1)Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	June 30, 2021	December 31, 2020
Payroll and related expense	$1,442	$1,312
Accrued expenses	6,387	8,582
Commission accrual	2,952	2,827
Sales and consumption taxes	6,315	7,532
Total accrued expenses and other current liabilities	$17,096	$20,253

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	June 30, 2021	December 31, 2020
Balance as of the beginning of the period	$1,639	$1,977
Warranties issued during the period	538	761
Warranty costs incurred during the period	(396)	(1,099)
Balance at the end of the period	$1,781	$1,639
Current	1,314	1,106
Long-term	467	533
Total	$1,781	$1,639

Finance Expenses

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Interest expense	$930	2,220	$2,068	$4,328
Accretion on long-term debt and amortization of fees	231	151	978	297
Total finance expenses	$1,161	$2,371	$3,046	$4,625

7. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization and goodwill were as follows:

	At June 30, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(288)	$1,112
Brand	2,500	(670)	1,830
Technology	16,900	(4,683)	12,217
Supplier agreement	3,000	(1,015)	1,985
Total intangible assets	$23,800	$(6,656)	$17,144

	At December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(242)	$1,158
Brand	2,500	(540)	1,960
Technology	16,900	(3,286)	13,614
Supplier agreement	3,000	(867)	2,133
Total intangible assets	$23,800	$(4,935)	$18,865

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

July 1, 2021 to December 31, 2021	$1,752
2022	3,473
2023	3,473
2024	3,473
2025	3,004
Thereafter	1,969
Total	$17,144

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

Aggregate future minimum lease payments and purchase and service commitments with manufacturers and service providers as of June 30, 2021 are as follows:

	Office Lease	Purchase and Service Commitments	Total
July 1, 2021 to June 30, 2022	$699	$13,548	$14,247
2023	739	—	739
2024	345	—	345
2025	213	—	213
2026	213	—	213
Thereafter	1,039	—	1,039
Total	$3,248	$13,548	$16,796

The total rent expense for all operating leases for the three months ended June 30, 2021 and 2020 was $524 and $451, respectively. The total rent expense for all operating leases for the six months ended June 30, 2021 and 2020 was $1,095 and $1,021, respectively.

Commitments

As of June 30, 2021, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $12,760. In addition, as of June 30, 2021, the Company had $3,092 of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

On March 25, 2021, the Company entered into an endorsement agreement for the services of Venus Williams, four-time Olympic Gold Medalist, seven-time Grand Slam Champion and entrepreneur, pursuant to which Ms. Williams will act as a brand ambassador for Venus Bliss™.

Legal Proceedings

Purported Shareholder Class Actions

Between May 23, 2018 and June 11, 2019, four putative shareholder class action complaints were filed against Restoration Robotics, Inc., certain of its former officers and directors, certain of its venture capital investors, and the underwriters of the initial public offering (“IPO”). Two of these complaints, Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609, and Li v. Restoration Robotics, Inc., et al., No. 19CIV08173 (together, the “State Actions”), were filed in the Superior Court of the State of California, County of San Mateo, and assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The other two complaints, Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF (together, the “Federal Actions”), were filed in the United States District Court for the Northern District of California and assert claims under Sections 11 and 15 of the Securities Act. The complaints all allege, among other things, that the Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

In the State Actions, Restoration Robotics, Inc., along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim and secured a stay of both cases based on the forum selection clause contained in its Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act. However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, the Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, the Company demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. A hearing on the Company’s demurrer and renewed motion to dismiss was held on June 12, 2020. On September 1, 2020, the court granted the renewed motion to dismiss based on the Company’s forum selection clause as to the Company and individual defendants, but not as to the venture capital and underwriter defendants. On September 22, 2020, the Court entered a judgement of dismissal as to the Company and the individual defendants. On November 23, 2020, plaintiff filed a notice of appeal of the Court’s order granting the renewed motion to dismiss. On May 27, 2021, Plaintiff-Appellant Wong filed an opening brief in Wong v. Restoration Robotics, Inc., No. A161489 (Cal. Ct. App., 1st App. Dist., Div. 2). The Company’s responsive brief is due August 27, 2021. In the Federal Actions, which have been consolidated under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD, Lead Plaintiff Eduardo Guerrini (“Lead Plaintiff”) filed his consolidated amended complaint for violations of federal securities laws on November 30, 2018. The consolidated amended complaint alleges again that, among other things, Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with the IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. On January 29, 2019, Restoration Robotics, Inc., along with certain of its former officers and directors, filed a motion to dismiss the consolidated amended complaint for failure to state a claim. On October 18, 2019, the District Court granted Restoration Robotics, Inc. motion to dismiss as to all but two allegedly false or misleading statements contained in the Company’s Prospectus. On December 9, 2019, the Company filed its answer to the consolidated amended complaint denying the falsity of these statements. On May 29, 2020, Lead Plaintiff filed a motion for class certification, which the Company elected not to oppose, and on July 29, 2020, the court certified a class of investors who purchased shares of the Company’s common stock pursuant or traceable to the Company’s IPO. On February 22, 2021, the District Court granted the parties’ joint stipulation to stay all pending deadlines on the basis that the parties had reached a settlement in principle for all claims in the Federal Actions. On July 29, 2021, Lead Plaintiff filed a motion for final approval of the settlement. A hearing on that motion is scheduled for September 2, 2021.

In addition to the State and Federal Actions, on July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of Restoration Robotics’ former officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with the IPO and Restoration Robotics’ 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action during the pendency of the Federal Actions. On June 21, 2021, the District Court granted the parties’ further stipulation to stay the Mason action during the pendency of the Federal Action, and the case remains stayed.

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

As of June 30, 2021 and December 31, 2020, the Company was in compliance with all required covenants.

The scheduled payments on the outstanding borrowings as of June 30, 2021 are as follows:

As of June 30, 2021
2021	$-
2022	1,599
2023	9,335
2024	7,938
2025	38,415
Total	$57,287

10. MADRYN LONG-TERM DEBT AND CONVERTIBLE NOTES

Madryn Exchange Agreement and Convertible Notes; Termination of Madryn Credit Agreement

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 9), the Company and its subsidiaries, Venus Concept USA, Inc. (“Venus USA”), Venus Concept Canada Corp. (“Venus Canada”), Venus Concept Ltd., and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the “Exchange Agreement”) dated as of December 8, 2020, pursuant to which the Company (i) repaid $42,500 aggregate principal amount owed under that certain credit agreement originally entered into on October 11, 2016 and amended from time to time, between Venus Concept Ltd., Madryn Health Partners, LP and certain of its affiliates (the “Madryn Credit Agreement”), and (ii) issued, to the Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (together the “Madryn Noteholders”) secured subordinated convertible notes in the aggregate principal amount of $26,695 (the “Notes”). The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate 6.0% per annum. Under certain circumstances, in the case of an event of default under the Notes, the then-applicable interest rate will increase by 4.0% per annum. Interest is payable quarterly in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on December 31, 2020. The Notes will mature on December 9, 2025, unless earlier redeemed or converted. In connection with the Exchange Agreement, the Company also entered into, by and among the Company, Venus USA, Venus Canada, Venus Concept Ltd., and the Madryn Noteholders, (i) a Guaranty and Security Agreement dated as of December 9, 2020 (the “Madryn Security Agreement”), pursuant to which the Company agreed to grant Madryn a security interest in substantially all of its assets to secure the obligations under the Notes and (ii) a Subordination of Debt Agreement dated as of December 9, 2020 (the “CNB Subordination Agreement”). The security interests and liens granted to the Madryn Noteholders under the Madryn Security Agreement will terminate upon the earlier of (i) an assignment of the Notes (other than to an affiliate of the Madryn Noteholders) pursuant to the terms of the Exchange Agreement and (ii) the first date on which the outstanding principal amount of the Notes is less than $10,000. Obligations under the Notes are secured by substantially all of the assets of Venus Concept Inc. and its subsidiaries party to the Madryn Security Agreement. The Company’s obligations under the Notes and the security interests and liens created by the Madryn Security Agreement are subordinated to the Company’s indebtedness owing to CNB (including, but not limited, pursuant to the MSLP Loan Agreement and the CNB Loan Agreement, (Note 11)) and any security interests and liens which secure such indebtedness owing to CNB. The Notes are convertible at any time into shares of the Company’s common stock, par value $0.0001 per share, calculated by dividing the outstanding principal amount of the Notes (and any accrued and unpaid interest under the Notes) by the initial conversion price of $3.25 per share. In connection with the Notes, the Company recognized interest expense of $540 and $1,067 during the three and six months ended June 30, 2021. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of June 30, 2021, and December 31, 2020, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of June 30, 2021, and December 31, 2020.

The scheduled payments on the outstanding borrowings as of June 30, 2021 are as follows:

As of June 30, 2021
2021	$1,092
2022	2,165
2023	2,131
2024	1,628
2025	28,217
Total	$35,233

For the three and six months ended June 30, 2021, the Company did not make any principal repayments.

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

As of June 30, 2021, and December 31, 2020, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 9).

The Company is currently in negotiations to renew the terms of the CNB Loan Agreement and anticipates this renewal to be completed in the third quarter of 2021.

12. GOVERNMENT ASSISTANCE PROGRAMS

Venus Concept Inc. and Venus USA, received funding in the total amount of $4,048 in connection with two Small Business Loans under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief, and Economic Security Act, as amended from time to time (the “PPP”).

Venus Concept Inc. entered into a U.S. Small Business Administration Note dated as of April 21, 2020 in favor of CNB pursuant to which the Company borrowed $1,665 original principal amount, which was funded on April 29, 2020 (the “Venus Concept PPP Loan”). The Venus Concept PPP Loan bears interest at 1% per annum and matures in two years from the date of disbursement of funds under the loan. Interest and principal payments under the Venus Concept PPP Loan will be deferred for a period of six months.

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

Under certain circumstances, all or a portion of the PPP Loans may be forgiven. Through CNB, the Company applied for and received partial forgiveness of the Venus USA PPP Loan in the amount of $1,689 and the Venus Concept PPP Loan in the amount of $1,086. The remaining portion of the PPP Loans of the Company is recorded within the current liabilities in the unaudited condensed consolidated balance sheet.

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

As of June 30, 2021, the Company had $1,280 outstanding under the PPP Loans ($4,110 as of December 31, 2020).

In 2020, certain of the Company’s subsidiaries applied for government assistance programs and received government subsidies aggregating $1,117. The terms of these government assistance programs vary by jurisdiction. The Company recorded government subsidies received as a reduction to the associated wage costs in general and administrative expenses in the unaudited condensed consolidated statement of operations.

13. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all options granted and available for grant under the incentive plans and warrants to purchase common stock.

	June 30, 2021	December 31, 2020
Outstanding common stock warrants	15,928,867	16,290,067
Outstanding stock options	5,794,087	4,433,392
Shares reserved for future option grants	805,594	262,622
Shares reserved for Lincoln Park	5,222,867	5,222,867
Shares reserved for Madryn Noteholders	8,213,880	8,213,880
Total common stock reserved for issuance	35,965,295	34,422,828

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

December 2020 Public Offering Warrants and common stock

As noted in Note 1 above, in December 2020, the Company issued and sold to certain investors in the December 2020 Public Offering 11,250,000 shares of its common stock and warrants to purchase up to 5,625,000 shares of common stock with an exercise price of $2.50 per share. The December 2020 Public Offering Warrants have a five-year term and are exercisable immediately. The Company evaluated the December 2020 Public Offering Warrants for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the warrants only require settlement through the issuance of the Company’s common stock, which is not redeemable, and do not represent an obligation to issue a variable number of shares. Based on this guidance, the Company determined, for each issuance, that the December 2020 Public Offering Warrants did not need to be accounted for as a liability. Accordingly, the December 2020 Public Offering Warrants were classified as equity and are not subject to remeasurement at each balance sheet date. The proceeds received in the December 2020 Public Offering were allocated to each instrument on a relative fair value basis.

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

2010 Share Option Plan

In November 2010, the Company’s Board of Directors (the “Board”) adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of June 30, 2021, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 180,208 (138,275 as of December 31, 2020).

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

Under the 2019 Plan, 450,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Concept Ltd. and the business of Venus Concept Ltd. became the primary business of the Company (the “Merger”). As of June 30, 2021, there were 625,386 shares of common stock available under the 2019 Plan (124,347 as of December 31, 2020). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Cost of sales	$8	$6	$15	$12
Selling and marketing	224	222	441	414
General and administrative	297	284	561	583
Research and development	29	27	49	47
Total stock-based compensation	$558	$539	$1,066	$1,056

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Expected term (in years)	6.00	6.32	6.00	5.00-6.64
Risk-free interest rate	1.01-1.08%	0.65%	1.01-1.09%	0.57-1.50%
Expected volatility	44.00%	43.26%	44.75%	42.61%
Expected dividend rate	0%	0%	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2021	4,433,392	$4.59	6.20	$247
Options granted	1,984,500	2.34		1,520
Options exercised	(229,496)	2.35		404
Options forfeited/cancelled	(394,309)	4.68		25
Outstanding - June 30, 2021	5,794,087	$3.94	7.31	$2,279
Exercisable – June 30, 2021	2,593,882	$4.70	5.00	$823
Expected to vest – after June 30, 2021	3,200,205	$3.34	9.18	$1,456

The following tables summarize information about stock options outstanding and exercisable at June 30, 2021:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$1.35 - $3.64	4,391,390	7.60	$2.80	1,587,140	4.53	$2.92
$4.26 - $7.95	1,347,661	6.44	6.81	962,519	5.75	6.62
$12.45 - $26.10	33,659	6.75	18.48	23,033	6.57	18.82
$27.00 - $33.00	12,998	3.29	27.99	12,968	3.28	27.98
$36.00 - $94.65	8,379	6.19	45.42	8,222	6.18	45.17
	5,794,087	7.31	$3.94	2,593,882	5.00	$4.70

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $247 and $46 for the three months ended June 30, 2021 and 2020, respectively. The total intrinsic value of options exercised were $404 and $46 for the six months ended June 30, 2021 and 2020, respectively.

The weighted-average grant date fair value of options granted was $1.96 and $4.26 per share for the three months ended June 30, 2021 and 2020, respectively. The weighted-average grant date fair value of options granted was $2.34 and $4.355 per share for the six months ended June 30, 2021 and 2020, respectively.

15. INCOME TAXES

The Company generated an income and recognized $7 of tax benefit for the three months ended June 30, 2021, and the Company generated a loss and recognized $633 of tax benefit for the three months ended June 30, 2020, respectively. The Company generated a loss and recognized $7 of tax benefit for the six months ended June 30, 2021 and $44 of tax benefit for the six months ended June 30, 2020, respectively. A reconciliation of income tax expense (benefit) is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Income (loss) before income taxes	$235	$(10,398)	$(9,200)	$(60,512)
Theoretical tax expense (benefit) at the statutory rate (21.0% in 2021, 24.1% in 2020)	49	(2,507)	(1,932)	(14,584)
Differences in jurisdictional tax rates	(49)	(48)	(403)	(220)
Losses recognition	—	101	—	—
Valuation allowance	315	1,936	2,299	7,298
Non-deductible expenses	(395)	(115)	(61)	7,462
Other	73	—	90	—
Total income tax benefit	(7)	(633)	(7)	(44)
Net income (loss)	$242	$(9,765)	$(9,193)	$(60,468)

Income tax benefit is recognized based on the actual income or loss incurred during the three months ended June 30, 2021 and 2020, respectively. Income tax benefit is recognized based on the actual income or loss incurred during the six months ended June 30, 2021 and 2020, respectively. Due to the uncertainties resulting from COVID-19, management was unable to determine an annualized effective tax rate and calculate the income tax expense in accordance with such method.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
United States	$13,186	$8,915	$24,063	$14,555
International	12,642	8,081	24,362	16,949
Total revenue	$25,828	$16,996	$48,425	$31,504

As of June 30, 2021, long-lived assets in the amount of $17,906 were located in the United States and $2,175 were located in foreign locations. As of December 31, 2020, long-lived assets in the amount of $19,828 were located in the United States and $2,576 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.Lease revenue - includes all system sales with typical lease terms of 36 months.

2.System revenue – includes all systems sales with payment terms within 12 months.

3.Product revenue – includes consumables payable upon receipt.

4.Service revenue - includes NeoGraft® technician services, advertising agency services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Lease revenue	$12,787	$7,465	$21,324	$14,278
System revenue	8,694	6,757	18,504	10,255
Product revenue	3,314	1,787	6,369	4,504
Service revenue	1,033	987	2,228	2,467
Total revenue	$25,828	$16,996	$48,425	$31,504

17. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and its related parties:

Distribution Agreements

On January 1, 2018, the Company entered into a distribution agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A senior officer of the Company is a 30.0% shareholder of TBC. For the three months ended June 30, 2021 and 2020, TBC purchased products in the amount of $113 and $nil, respectively, under this distribution agreement. For the six months ended June 30, 2021 and 2020, TBC purchased products in the amount of $128 and $49, respectively, under this distribution agreement. These sales are included in products and services revenue.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd (“Venus Singapore”). On January 1, 2021, the Company entered into a distribution agreement with Venus Singapore, pursuant to which Venus Singapore will continue to distribute the Company’s products in Singapore. A senior officer of the Company is a 45.0% shareholder of Venus Singapore. For the three and six months ended June 30, 2021, Venus Singapore purchased products in the amount of $49 and $114, respectively, under the distribution agreement. These sales are included in products and services revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”) and our Form 10-Q for the quarter ended March 31, 2021, filed with the SEC and other filings we have made with the SEC. This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part II Item 1A“Risk Factors” in our Form 10-Q for the quarter ended March 31, 2021, and in Part I, Item IA “Risk Factors” of our Form 10-K. Any statements contained in this Form 10-Q that are not historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-Q may turn out to be inaccurate or may differ materially from those contained in any forward-looking statements. You should carefully read Part II Item 1A“Risk Factors” in this Form 10-Q and our Form 10-Q for the quarter ended March 31, 2021, and Part I, Item IA, “Risk Factors” of our Form 10-K. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are an innovative global medical technology company that develops, commercializes, and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the three and six months ended June 30, 2021 and 2020, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

We have had recurring net operating losses and negative cash flows from operations. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $166.3 million and $157.4 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $23.1 million and $34.4 million, respectively. The pandemic has had a significant negative impact on our business; therefore, while our business continues to show strong quarter on quarter growth in revenues, and we expect this momentum to continue for the balance of the 2021 year, the extent to which COVID-19 will impact our business going forward will depend on numerous evolving factors that cannot be reliably predicted, including the duration and scope of the pandemic, including COVID-19 variants; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity or financial market instability. See ‘‘—Liquidity and Capital Resources’’ for additional information.

Products and Services

We derive revenue from the sale of products and services. Product revenue includes revenue from the following:

•	the sale, including traditional sales and subscription-based sales, of systems, inclusive of the main console and applicators/handpieces (referred to as system revenue);
•	marketing supplies and kits;
•	consumables and disposables;
•	service revenue; and
•	replacement applicators/handpieces.

Service revenue includes revenue derived from our VeroGrafters™ technician services, and our extended warranty service contracts provided to our existing customers.

Systems are sold through our subscription model, or through traditional sales contracts directly and through distributors.

We generate recurring monthly revenue under our subscription-based business model and from traditional system sales. Venus Concept Ltd. commenced a subscription-based model in North America in 2011, and approximately 54% and 58% of our aesthetic revenues were derived from our subscription model in the six months ended June 30, 2021 and 2020, respectively. We have launched our subscription model in targeted international markets in which we operate directly. We currently do not offer the ARTAS® iX System under the subscription model.

Our subscription model includes an up-front fee and a monthly payment schedule, typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. To ensure that each monthly payment is made on time and that the customer’s system is serviced in accordance with the terms of the warranty, every product purchased under a subscription agreement requires a monthly activation code, which we provide to the customer upon receipt of the monthly payment. These recurring monthly payments provide our customers with enhanced financial transparency and predictability. If economic circumstances are appropriate, we provide customers in good standing with the opportunity to “upgrade” into our newest available or alternative Venus Concept technology throughout the subscription period. This structure can provide greater flexibility than traditional equipment leases secured through financing companies. We work closely with our customers to provide business recommendations that improve the quality of service outcomes, build patient traffic and improve financial returns for the customer’s business.

We have developed and commercialized eleven technology platforms, including our ARTAS® and NeoGraft® systems. Our medical aesthetic technology platforms have received regulatory clearance for indications such as treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains. In addition, we have received regulatory approval for marketing certain indications in overseas markets but not in the United States, including treatment of certain soft tissue injuries, temporary increase of skin tightening, temporary body contouring, and vaginal treatments. With respect to vaginal treatments, we received a medical device license issued by Health Canada to market the Venus Fiore Feminine Health System (“Venus Fiore”) in Canada on July 14, 2021 and previously obtained a CE Mark for the Venus Fiore in March 2020. We intend to commence a limited launch of the Venus Fiore in Canada and the European Union in the third quarter of 2021. We believe our ARTAS® and NeoGraft® systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market.

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

As of June 30, 2021, we operated directly in 20 international markets through our 16 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, Israel, and South Africa.

Our revenues for the three months ended June 30, 2021, and 2020 were $25.8 million and $17.0 million, respectively. Our revenues for the six months ended June 30, 2021, and 2020 were $48.4 million and $31.5 million, respectively. We had a net income attributable to Venus Concept of $0.4 million and a net loss attributable to Venus Concept of $13.2 million in the three months ended June 30, 2021, and 2020, respectively. We had a net loss attributable to Venus Concept of $8.9 million and $63.3 million in the six months ended June 30, 2021, and 2020, respectively. We had an Adjusted EBITDA income of $0.5 million and Adjusted EBITDA loss of $2.7 million for the three months ended June 30, 2021, and 2020, respectively. We had an Adjusted EBITDA loss of $4.6 million and $16.5 million for the six months ended June 30, 2021, and 2020, respectively.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP measure defined as net income (loss) before foreign exchange loss (gain), financial expenses, income tax expense (benefit), depreciation and amortization, stock-based compensation and non-recurring items for a given period. Adjusted EBITDA is not a measure of our financial performance under U.S. GAAP and should not be considered an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Accordingly, you should consider Adjusted EBITDA along with other financial performance measures, including net income, and our financial results presented in accordance with U.S. GAAP. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are: Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and although depreciation and amortization are non-cash charges, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

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

The following reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Reconciliation of net income (loss) to Adjusted EBITDA	(in thousands)		(in thousands)
Net income (loss)	$242	$(9,765)	$(9,193)	$(60,468)
Foreign exchange loss (gain)	130	(1,166)	844	3,113
Interest expense	930	2,220	2,068	4,328
Accretion on long-term debt and amortization of fees	231	151	978	297
Income tax benefit	(7)	(633)	(7)	(44)
Depreciation and amortization	1,147	1,269	2,451	2,514
Stock-based compensation expense	558	539	1,066	1,056
Goodwill impairment charge	—	—	—	27,450
Gain on forgiveness of government assistance loans	(2,775)	—	(2,775)	—
Other adjustments (1)	—	4,664	—	5,302
Adjusted EBITDA	$456	$(2,721)	$(4,568)	$(16,452)

(1) For the three and six months ended June 30, 2020, the other adjustments are mainly represented by severance and retention payments ($0.8 million and $1.5 million, respectively), additional bad debt provision due to COVID-19 ($3.0 million and $3.5 million, respectively) as well as a loss on sale of a subsidiary in Bulgaria ($0.4 million and $0.4 million, respectively).

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
United States	130	97	214	131
International	266	186	548	389
Total systems delivered	396	283	762	520

Mix between traditional sales, subscription model sales and distributor sales. We deliver systems through (1) traditional direct system sales contracts to customers, (2) our subscription model, and (3) system sales through distribution agreements. Unit deliveries under direct system sales contracts and subscription agreements have higher per unit revenues and gross margins, while revenues and gross margins on systems sold through distributors are lower. However, distributor sales do not require significant sales and marketing support as these expenses are borne by the distributors. In addition, while traditional system sales and subscription agreements have similar gross margins, cash collections on subscription agreements generally occur over a three-year period, with approximately 40% to 45% collected in the first year and the balance collected evenly over the remaining two years of the subscription agreement.

Investment in Sales, Marketing and Operations. In recent years, we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This included the opening of direct offices and hiring experienced sales, marketing, and operational staff. While we generated incremental product sales in these new markets, these revenues and the related margins did not fully offset the startup investments made in certain countries. We have been evaluating our profitability and growth prospects in these countries post-COVID-19, and we have taken and will continue to take steps to exit countries which we do not believe will produce sustainable results. In the past year we have closed a total 9 direct offices across Europe, Asia Pacific, Latin America and have increased our investment and focus in the U.S market. In the three and six months ended June 30, 2021, and 2020, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining required payments under their subscription agreements. Due to COVID-19, in the first half of 2020, we experienced significant reductions in the collection of accounts receivable from our subscription customers across the markets in which we operate. As a result, in addition to our regular allowance for doubtful accounts, we recorded a COVID-19 related bad debt charge of $3.5 million in the first half of 2020. In the first half of 2021, our collections results improved along with our customer base exhibiting a significant increase in the number of procedures performed with our products. As a result, we recovered a bad debt expense of $3.2 million in the second quarter of 2021 tracing to a reactivation of our customer base. As of June 30, 2021, our allowance for doubtful accounts stands at $12.3 million which represents 14.6% of the gross outstanding accounts receivable as of this date.

Outlook

COVID-19

Our overall performance continues to show strength as we find ways to adapt to the challenges presented by the global pandemic. There are certain markets that we operate in where commercial efforts are still challenged by the effects of COVID-19, either through local government restrictions and/or patients’ hesitancy to undergo procedures. Where possible, our sales efforts are increasingly focused on countries and markets that have had success in managing the pandemic through proper guidance from public health authorities combined with strong COVID-19 vaccination outcomes.

Employee and customers’ health and safety measures. At Venus Concept, safety is our top priority and that includes the health and well-being of our employees globally. In response to COVID-19, we instituted several operational measures to ensure the safety of our employees, which include, but are not limited to the following:

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

Supply chain. In the first three and six months of 2021, we did not experience any material supply disruptions related to COVID-19. While we do not anticipate material supply chain disruptions in the second half of fiscal year 2021, uneven reopening of global economies, longer production lead times and recent natural disasters in China may impact our ability to source component parts for some of our systems and manufacture the number of systems required to meet our forecasts.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries over the course of our ten-year history. The economic recovery in individual countries in the first half of 2021 progressed unevenly depending on the success of each country in controlling the spread and impact of COVID-19, as well as the success of each country’s access to and implementation of a COVID-19 vaccination program. Overall, our results for the first half of 2021 were better than we anticipated in Europe, Asia Pacific, and North America where vaccination programs were successful in containing the spread of COVID-19, enabling local jurisdictions to ease restrictions on our customer base. While our business continues to show strong quarter on quarter growth in revenues, and we expect this momentum to continue for the balance of the 2021 year, the COVID-19 outbreak continues to be fluid, and the extent to which the pandemic will continue to impact our business remains largely uncertain and could continue to be significant for the foreseeable future.

Accounts receivable collections. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments or payments at all during the pandemic under their subscription agreements. In 2020, we entered into repayment arrangements with the majority of non-paying customers, and as government lockdowns and shelter in place orders were lifted, we experienced a significant improvement in collections as businesses reopened. We remain fully focused on reactivating collections with those at-risk accounts that have struggled through the pandemic but show signs of viability. As of June 30, 2021, our allowance for doubtful accounts stands at $12.3 million which represents 14.6% of the gross outstanding accounts receivable as of that date. This represents a decrease of $5.4 million from our March 31, 2021 allowance for doubtful accounts balance of $17.7 million.

With the recent regulatory approvals and successful rollout of COVID-19 vaccines, combined with a relaxation of government restrictions in most markets we operate in, our collection experience continues to improve, with collections in our largest subscription markets averaging 87% of our billings in January 2021, 92% of our billings in February 2021, 98% of our billings in March 2021, 92% of our billings in April 2021, 95% of our billings in May 2021, 93% of our billings in June 2021, and approximately 91% of our billings in July 2021. As a result of the improved collections experience, we recorded a recovery of bad debt expense in the second quarter of $3.2 million. This recovery directly relates to a reactivation of customers that we previously provided a bad debt allowance for. Such customers have reopened their businesses and have commenced repayment of outstanding amounts owed to the Company. We will continue our proactive approach to collections of our accounts receivable and will revisit our allowance for doubtful accounts during the next quarter.

Mitigation efforts. We are focused on continuing to mitigate the impacts of the COVID-19 pandemic on our business to the extent possible. Our mitigation efforts include the following:

•

Accounts Receivables Collections Initiatives. We have made repayment arrangements with the majority of our non-paying subscription customers to collect temporarily reduced monthly payments where possible and/or deferred amounts in expectation of full collection as business activities continue to resume. We modified our payment arrangements with these subscription customers such that past due amounts are scheduled to be repaid over a three to six month period. We made further adjustments with the emergence of the second and third COVID-19 waves, where payment arrangements from the first or second waves were not fully honored, but we continue to work with these customers to formulate revised payment plans. Based on our interactions and arrangements in place thus far with our subscription customers, the majority of them have recommenced payments in those jurisdictions where business has resumed. While the repayment arrangements and improvements in collections activities made thus far have resulted in our cash collections rate averaging pre-COVID-19 levels, we may not be successful in collecting all outstanding amounts.

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

•

Government Assistance Programs. In 2020, certain of our subsidiaries applied for government assistance programs and received loans and other government subsidies aggregating $5.3 million, including $4.1 million in PPP Loans under the PPP. The terms of these government assistance programs vary by jurisdiction. See Note 12 “Government Assistance Programs” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report. In 2021, we applied for partial forgiveness of the PPP Loans with the SBA and received partial forgiveness in the total amount of $2.8 million of original PPP Loans as of June 30, 2021.

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

The extent to which the COVID-19 pandemic may continue to impact our business, operating results, financial condition, and liquidity in the future will depend on future developments, which we cannot predict with reasonable accuracy, including the duration and severity of the pandemic, travel restrictions, business and workforce disruptions, the impact of COVID-19 variants and the effectiveness of actions taken to contain and treat the disease in each of the markets in which we operate. While our business has clearly improved and we expect this momentum to continue through the second half of 2021, the situation surrounding COVID-19, and in particular, the COVID-19 variants, remains fluid, and the potential for additional negative impacts on our results of operations, financial condition and liquidity increases the longer the pandemic impacts activity levels in the countries in which we operate.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of marketing supplies and kits, consumables and (3) service revenue from the sale of our VeroGrafters™ technician services, and our extended warranty service contracts provided to existing customers.

System Revenue

For the three and six months ended June 30, 2021, approximately 59% and 54%, respectively, of our system revenues were derived from our subscription model. For the three and six months ended June 30, 2020, approximately 52% and 58%, respectively, of our system revenues were derived from our subscription model. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. The significantly reduced up-front financial commitment, coupled with less onerous credit and disclosure requirements, is intended to make our subscription-based sales program more appealing and affordable to customers, including non-traditional providers of aesthetic services such as family practice physicians, general practice physicians, and operators of medical aesthetic spas. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three and six months ended June 30, 2021, approximately 34% and 39%, respectively, of our system revenues were derived from traditional sales. For the three and six months ended June 30, 2020, approximately 42% and 37%, respectively, of our system revenues were derived from traditional sales. Customers generally demand higher discounts in connection with these types of sales. We recognize revenues from products sold to customers based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; and (4) allocation of the transaction price to the separate performance obligations in the contract; and (5) recognition of revenue when (or as) the entity satisfies a performance obligation.

We do not grant rights of return or early termination rights to our end customers under either our traditional sales or subscription models. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the three and six months ended June 30, 2021, approximately 7% and 7%, respectively, of our system revenues were derived from distributor sales. For the three and six months ended June 30, 2020, approximately 6% and 5%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

Procedure Based Revenue

We generate revenue from the harvesting, site making, and implantation procedures performed with our ARTAS® System. The harvesting procedure, as the name suggests, is the act of harvesting hair follicles from the patient’s scalp for implantation in the prescribed areas. To perform these procedures, a disposable clinical kit is required. These kits can be large (with an unlimited number of harvests) or small (with a maximum of 1,100 harvests). The customer must place an online order with us for the number and type of kits desired and make a payment. Upon receipt of the order and the related payment, we ship the kit(s) and the customer must scan the barcode on the kit label in order to perform the procedure. Once the kits are exhausted, the customer must purchase additional kits. The site making procedure uses the ARTAS® System to create a recipient site (i.e., site making) in the patient’s scalp affected by androgenic alopecia (or male pattern baldness). The site making procedure also requires a disposable site making kit. The site making kits are sold to customers in the same manner as the harvesting procedures. The implantation procedure utilizes the same disposal kit that is used for site making and involves immediately implanting follicles into the created recipient site. The implantation kits are sold to customers in the same manner as the harvesting and site making kits.

Other Product Revenue

We also generate revenue from our customer base by selling Glide (a cooling/conductive gel which is required for use with many of our systems), Venus Viva™ tips, Venus Glow™ Serums, marketing supplies and kits, consumables and disposables, replacement applicators and handpieces, and ARTAS® System training.

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

Our marketing costs primarily consist of salaries, benefits, incentive compensation and stock-based compensation. They also include expenses for travel, trade shows, and other promotional and marketing activities, including direct and online marketing. As the business environment improves, we expect selling and marketing expenses to continue to increase, but at a rate slightly below our rate of revenue growth.

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

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 3.10% for MSLP Loan and 8.0% for the Notes as of June 30, 2021 and 3.14% for MSLP Loan and 8.0% for the Notes as of December 31, 2020.

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

Income tax expense is recognized based on the actual taxable income or loss incurred during the three and six months ended June 30, 2021.

Non-Controlling Interests

In two of the jurisdictions where we have direct operations, we have minority shareholders. For accounting purposes, these minority partners are referred to as non-controlling interests, and we record the non-controlling interests’ share of earnings in our subsidiaries as a separate balance within stockholders’ equity in the consolidated balance sheets and consolidated statements of stockholders’ equity.

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Consolidated Statements of Profit (Loss):	(dollars in thousands)		(dollars in thousands)
Revenue:
Leases	$12,787	$7,465	$21,324	$14,278
Products and services	13,041	9,531	27,101	17,226
Total revenue	25,828	16,996	48,425	31,504
Cost of goods sold	7,111	5,099	14,474	10,327
Gross profit	18,717	11,897	33,951	21,177
Operating expenses:
Selling and marketing	10,114	4,545	17,968	13,156
General and administrative	7,828	14,590	19,993	28,766
Research and development	2,024	1,570	4,075	4,194
Goodwill impairment	—	—	—	27,450
Gain on forgiveness of government assistance loans	(2,775)	—	(2,775)	—
Total operating expenses	17,191	20,705	39,261	73,566
Income (loss) from operations	1,526	(8,808)	(5,310)	(52,389)
Other expenses:
Foreign exchange loss (gain)	130	(1,166)	844	3,113
Finance expenses	1,161	2,371	3,046	4,625
Loss on disposal of subsidiaries	—	385	—	385
Income (loss) before income taxes	235	(10,398)	(9,200)	(60,512)
Income tax benefit	(7)	(633)	(7)	(44)
Net income (loss)	$242	$(9,765)	$(9,193)	$(60,468)
Deemed dividend	—	(3,564)	—	(3,564)
Net income (loss) attributable to the Company	377	(13,152)	(8,882)	(63,342)
Net loss attributable to noncontrolling interest	(135)	(177)	(311)	(690)
Net income (loss)	$242	$(9,765)	$(9,193)	$(60,468)
As a % of revenue:
Revenues	100%	100%	100%	100%
Cost of goods sold	27.5	30.0	29.9	32.8
Gross profit	72.5	70.0	70.1	67.2
Operating expenses:
Selling and marketing	39.2	26.7	37.1	41.8
General and administrative	30.3	85.8	41.3	91.3
Research and development	7.8	9.2	8.4	13.3
Goodwill impairment	—	—	—	87.1
Gain on forgiveness of government assistance loans	(10.7)	—	(5.7)	—
Total operating expenses	66.6	121.8	81.1	233.5
Income (loss) from operations	5.9	(51.8)	(11.0)	(166.3)
Foreign exchange loss (gain)	0.5	(6.9)	1.7	9.9
Finance expenses	4.5	14.0	6.3	14.7
Loss on disposal of subsidiaries	—	2.3	—	1.2
Income (loss) before income taxes	0.9	(61.2)	(19.0)	(192.1)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues by region:
United States	$13,186	$8,915	$24,063	$14,555
International	12,642	8,081	24,362	16,949
Total revenue	$25,828	$16,996	$48,425	$31,504

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues by product:
Subscription—Systems	$12,787	$7,465	$21,324	$14,278
Products—Systems	8,694	6,757	18,504	10,255
Products—Other (1)	3,314	1,787	6,369	4,504
Services (2)	1,033	987	2,228	2,467
Total revenue	$25,828	$16,996	$48,425	$31,504

(1)	Products-Other include ARTAS procedure kits and other consumables.
(2)	Services include VeroGrafters™ technician services and extended warranty sales.

Comparison of the three months ended June 30, 2021 and 2020

Revenues

	Three Months Ended June 30,
	2021		2020		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$12,787	49.5	$7,465	43.9	$5,322	71.3
Products—Systems	8,694	33.7	6,757	39.8	1,937	28.7
Products—Other	3,314	12.8	1,787	10.5	1,527	85.5
Services	1,033	4.0	987	5.8	46	4.7
Total	$25,828	100.0	$16,996	100.0	$8,832	52.0

Total revenue increased by $8.8 million, or 52.0%, to $25.8 million for the three months ended June 30, 2021 from $17.0 million for the three months ended June 30, 2020. The increase in revenue was a result of increased revenue in the United States of $4.3 million and increased revenue in international markets of $4.5 million. The increase in revenue in both the United States and international markets was driven by our focus on key markets that benefited from the global economic recovery that resulted from the successful rollout of COVID-19 vaccines and the success of lockdown measures resulting in reduced lockdown restrictions in the major markets in which we operate. We were successful in deploying our efforts in the U.S. and other countries that were able to contain the spread of COVID-19, enabling local jurisdictions to ease restrictions on our customer base which positively impacted our ability to sell into these channels. In some jurisdictions our selling efforts in the second quarter of 2021 remained constrained by ongoing restrictions and target customer concerns in making capital outlays given the level of uncertainty, but we anticipate these concerns will be less of an obstacle as the jurisdictions secure access to an adequate supply of vaccines.

We sold an aggregate of 396 systems in the three months ended June 30, 2021 compared to 283 systems in the three months ended June 30, 2020. The percentage of systems revenue derived from our subscription model was approximately 59.0% in the three months ended June 30, 2021 compared to 52.0% in the three months ended June 30, 2020. The percentage increase is attributable to a strong performance of our Bliss™ system sales in the quarter.

Other product revenue increased by $1.5 million, or 85.5%, to $3.3 million in the three months ended June 30, 2021 from $1.8 million in the three months ended June 30, 2020. The increase was driven by stronger performance on ARTAS® kits, Venus Viva™ tips and other consumables.

Services revenue increased by $46 thousand, or 4.7%, to $1.0 million in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The slight increase was driven by higher warranty sales and higher revenues generated by our VeroGrafters™ technician services.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $2.0 million, or 39.5%, to $7.1 million in the three months ended June 30, 2021, from $5.1 million in the three months ended June 30, 2020. Gross profit increased by $6.8 million, or 57.3%, to $18.7 million in the three months ended June 30, 2021, compared to $11.9 million in the three months ended June 30, 2020. The increase in gross profit is primarily due to an increase in revenue in both the United States and international markets driven by our focus on key markets that benefited from the global economic recovery that resulted from the successful rollout of COVID-19 vaccines and the success of lockdown measures resulting in reduced lockdown restrictions in the major markets in which we operate, positively impacting our ability to sell into these channels. Gross margin was 72.5% of revenue in the three months ended June 30, 2021, compared to 70.0% of revenue in the three months ended June 30, 2020. The increase in gross profit percentage is primarily driven by higher sales of consumables, improved revenue mix of system sales sold under our subscription program primarily tracing to sales of the Venus Bliss™.

Operating expenses

	Three Months Ended June 30,
	2021		2020		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$10,114	39.2	$4,545	26.7	$5,569	122.5
General and administrative	7,828	30.3	14,590	85.8	(6,762)	(46.3)
Research and development	2,024	7.8	1,570	9.2	454	28.9
Gain on forgiveness of government assistance loans	(2,775)	(10.7)	—	—	(2,775)	100.0
Total operating expenses	$17,191	66.6	$20,705	121.7	$(3,514)	(17.0)

Selling and Marketing. Selling and marketing expenses increased by 122.5% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase is largely due to our reinvestment in key markets that benefited from the global economic recovery enabled by reduced lockdown measures benefiting our ability to sell into these channels. As a percentage of total revenues, our selling and marketing expenses increased by 12.5%, from 26.7% in the three months ended June 30, 2020 to 39.2% in the three months ended June 30, 2021. As the business environment improves, we expect selling and marketing expenses to continue to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses decreased by 46.3% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to bad debt recoveries realized in the quarter. As a percentage of total revenues, our general and administrative expenses decreased by 55.5%, from 85.8% in the three months ended June 30, 2020, to 30.3% in the three months ended June 30, 2021, primarily due to cost containment measures introduced in 2020, and bad debt recoveries.

Research and Development. Research and development expenses increased by 28.9% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase is due to a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses decreased by 1.4%, from 9.2% in the three months ended June 30, 2020, to 7.8% in the three months ended June 30, 2021.

Gain on forgiveness of government assistance loans. In 2021, we applied for and received partial forgiveness of the PPP Loans with the SBA in the aggregate amount of $2.8 million of original PPP Loans as of June 30, 2021.

Foreign exchange loss. We had a foreign exchange loss of $0.1 million in the three months ended June 30, 2021 and foreign exchange gain of $1.2 million in the three months ended June 30, 2020. Changes in foreign exchange in the three months ended June 30, 2021 are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses decreased by $1.2 million, from $2.4 million in the three months ended June 30, 2020, to $1.2 million in the three months ended June 30, 2021, mostly due to a lower average interest rate on our long-term debt partially offset by a higher long-term debt balance and increased amortization of deferred finance costs. See “—Liquidity and Capital Resources” below.

Income Tax Benefit. We had an income tax benefit of $7 thousand in the three months ended June 30, 2021 compared to a $0.6 million income tax benefit in the three month ended June 30, 2020. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2021, geographic sales mix, changes in timing of deductible expenses and minimal taxable income, resulted in a $7 thousand income tax benefit.

Comparison of the six months ended June 30, 2021 and 2020

Revenues

	Six Months Ended June 30,
	2021		2020		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$21,324	44.0	$14,278	45.3	$7,046	49.3
Products—Systems	18,504	38.2	10,255	32.6	8,249	80.4
Products—Other	6,369	13.2	4,504	14.3	1,865	41.4
Services	2,228	4.6	2,467	7.8	(239)	(9.7)
Total	$48,425	100.0	$31,504	100.0	$16,921	53.7

Total revenue increased by $16.9 million, or 53.7%, to $48.4 million for the six months ended June 30, 2021 from $31.5 million for the six months ended June 30, 2020. The increase in revenue was a result of increased revenue in the United States of $9.5 million and increased revenue in international markets of $7.4 million. The increase in revenue in both the United States and international markets was driven by our focus on key markets that benefited from the global economic recovery that resulted from the successful rollout of COVID-19 vaccines and the success of lockdown measures resulting in reduced lockdown restrictions in the major markets in which we operate. We were successful in deploying our efforts in the U.S. and other countries that were able to contain the spread of COVID-19, enabling local jurisdictions to ease restrictions on our customer base which positively impacted our ability to sell into these channels. In some jurisdictions our selling efforts in the second quarter of 2021 remained constrained by ongoing restrictions and target customer concerns in making capital outlays given the level of uncertainty, but we anticipate these concerns will be less of an obstacle as the jurisdictions secure access to an adequate supply of vaccines.

We sold an aggregate of 762 systems in the six months ended June 30, 2021 compared to 520 systems in the six months ended June 30, 2020. The percentage of systems revenue derived from our subscription model was approximately 54.0% in the six months ended June 30, 2021 compared to 58.0% in the six months ended June 30, 2020. The percentage is attributable to a strong performance in ARTAS® system sales which are not sold under our subscription model.

Other product revenue increased by $1.9 million, or 41.4%, to $6.4 million in the six months ended June 30, 2021 from $4.5 million in the six months ended June 30, 2020. The increase was driven by stronger performance on ARTAS® kits, Venus Viva™ tips and other consumables.

Services revenue decreased by $0.3 million, or 9.7%, to $2.2 million in the six months ended June 30, 2021 from $2.5 million in the six months ended June 30, 2020. The decrease was driven by the suspension of operations of the 2two5 marketing services in the second half of 2020.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $4.2 million, or 40.2%, to $14.5 million in the six months ended June 30, 2021, from $10.3 million in the six months ended June 30, 2020. Gross profit increased by $12.8 million, or 60.3%, to $34.0 million in the six months ended June 30, 2021, as compared to $21.2 million in the six months ended June 30, 2020. The increase in gross profit is primarily due to an increase in revenue in both the United States and international markets driven by our focus on key markets that benefited from the global economic recovery that resulted from the successful rollout of COVID-19 vaccines and the success of lockdown measures positively impacting our ability to sell into these channels. Gross margin was 70.1% of revenue in the six months ended June 30, 2021, compared to 67.2% of revenue in the six months ended June 30, 2020. The increase in gross profit percentage is primarily driven by higher sales of consumables, improved revenue mix of system sales sold under our subscription program primarily tracing to sales of the Venus Bliss™ and the discontinuation of our 2two5 advertising agency services.

Operating expenses

	Six Months Ended June 30,
	2021		2020		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$17,968	37.1	$13,156	41.8	$4,812	36.6
General and administrative	19,993	41.3	28,766	91.3	(8,773)	(30.5)
Research and development	4,075	8.4	4,194	13.3	(119)	(2.8)
Goodwill impairment	—	—	27,450	87.1	(27,450)	(100.0)
Gain on forgiveness of government assistance loans	(2,775)	(5.7)	—	—	(2,775)	100.0
Total operating expenses	$39,261	81.1	$73,566	233.5	$(34,305)	(46.6)

Selling and Marketing. Selling and marketing expenses increased by 36.6% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase is largely due to our reinvestment in key markets that benefited from the global economic recovery enabled by reduced lockdown measures benefiting our ability to sell into these channels. As a percentage of total revenues, our selling and marketing expenses decreased by 4.7%, from 41.8% in the six months ended June 30, 2020 to 37.1% in the six months ended June 30, 2021, driven by an improvement in revenues. As the business environment improves, we expect selling and marketing expenses to continue to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses decreased by 30.5% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to bad debt recoveries realized in the second quarter of 2021. As a percentage of total revenues, our general and administrative expenses decreased by 50.0%, from 91.3% in the six months ended June 30, 2020, to 41.3% in the six months ended June 30, 2021, primarily due to cost containment measures introduced in 2020 and bad debt recoveries in the second quarter.

Research and Development. Research and development expenses decreased by 2.8% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease is due to synergies realized across our research and development teams in both Israel and San Jose, California, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses decreased by 4.9%, from 13.3% in the six months ended June 30, 2020, to 8.4% in the six months ended June 30, 2021.

Goodwill impairment. In 2020, we considered a substantial decline in our equity value and worsening macroeconomic factors due to COVID-19 as triggering events that caused the analysis of potential impairment of our goodwill and other intangible assets as of March 31, 2020. The quantitative impairment analysis resulted in goodwill impairment of $27.5 million driven primarily by lower than expected actual sales, as well as lower projected sales and decreased profitability because of COVID-19. As a result, the entire balance of goodwill was written off as of March 31, 2020. The impairment loss was recognized in the first quarter of 2020.

Gain on forgiveness of government assistance loans. In 2021, we applied for and received partial forgiveness of the PPP Loans with the SBA in the aggregate amount of $2.8 million of original PPP Loans as of June 30, 2021.

Foreign exchange loss. We had a foreign exchange loss of $0.8 million in the six months ended June 30, 2021 and a foreign exchange loss of $3.1 million in the six months ended June 30, 2020. Changes in foreign exchange in the six months ended June 30, 2021 are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses decreased by $1.6 million, from $4.6 million in the six months ended June 30, 2020, to $3.0 million in the six months ended June 30, 2021, mostly due to a lower average interest rate on our long-term debt partially offset by a higher long-term debt balance and increased amortization of deferred finance costs. See “—Liquidity and Capital Resources” below.

Loss on disposal of subsidiaries. In the second quarter of 2020 we sold our share in our subsidiary in Bulgaria as we are focused on markets with higher growth and profit potential. The disposal resulted in a loss of $0.4 million.

Income Tax Benefit. We had an income tax benefit of $7 thousand in the six months ended June 30, 2021 compared to a $44 thousand income tax benefit in the six month ended June 30, 2020. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2021, geographic sales mix, changes in timing of deductible expenses and minimal taxable income, resulted in a $7 thousand income tax benefit.

Liquidity and Capital Resources

We had $23.1 million and $34.4 million of cash and cash equivalents as of June 30, 2021, and December 31, 2020, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $77.7 million as of June 30, 2021, including the MSLP Loan of $49.7 million, convertible notes of $26.7 million including closing fees of $1.6 million, and government assistance loans of $1.3 million, compared to total debt obligations of approximately $79.6 million as of December 31, 2020.

Our working capital requirements reflect the growth of our business over the last few years, in particular, the shift from a traditional sales model to a subscription model. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 54:46 in the six months ended June 30, 2021, compared to 58:42 in the six months ended June 30, 2020. We are directing more effort to securing traditional sales in order to improve cash flow. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

We also require modest funding for capital expenditures. Our capital expenditures relate primarily to our research and development facilities in Yokneam, Israel and San Jose, California. In addition, our capital investments have included improvements and expansion of our subsidiaries’ operations to support our growth.

Issuance of Secured Subordinated Convertible Notes

On December 9, 2020, we issued $26.7 million aggregate principal amount of the Notes to the Madryn Noteholders pursuant to the terms of the Exchange Agreement. The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. In connection with the Exchange Agreement, we also entered into (i) the Madryn Security Agreement, pursuant to which we agreed to grant Madryn a security interest, in substantially all of our assets, to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The Notes are convertible at any time into shares of our common stock at an initial conversion price of $3.25 per share, subject to adjustment. For additional information regarding the Notes, Exchange Agreement, Madryn Security Agreement and CNB Subordination Agreement, see Note 10 “Madryn Long-Term Debt and Convertible Notes” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

CNB Loan Agreement

During 2020 we had a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries in the maximum principal amount of $10.0 million, to be used to finance working capital requirements. As of December 31, 2020, a portion of the proceeds from the MSLP Loan described above was used to repay $3.2 million of outstanding borrowings under the CNB Loan Agreement. There was $nil outstanding balance as of June 30, 2021 and December 31, 2020. For additional information on the CNB Loan Agreement, see Note 11 “Credit Facility” to our unaudited condensed consolidated financial statements included elsewhere in this report.

As of June 30, 2021 and December 31, 2020, we were in compliance with all required covenants.

We are currently in negotiations to renew the terms of the CNB Loan Agreement and anticipate this renewal to be completed in the third quarter of 2021.

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

No shares were issued and sold to Lincoln Park in the three and six months ended June 30, 2021.

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

Government Assistance Programs

In April 2020, Venus Concept Inc. and Venus USA, received funding in the total amount of $4.1 million, in connection with two “Small Business Loans” under the PPP.

We borrowed $1.7 million pursuant to the Venus Concept PPP Loan. Venus USA also borrowed $2.4 million pursuant to the Venus USA PPP Loan. The terms of the Venus USA PPP Loan are substantially similar to the terms of the Venus Concept PPP Loan. In 2021, we applied through CNB, for partial forgiveness of both PPP Loans with the SBA and received partial forgiveness of the Venus USA PPP Loan in the amount of $1.7 million and the Venus Concept PPP Loan in the amount of $1.1 million.

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

If we and/or Venus USA default on our or its respective PPP Loan (i) events of default will occur under the CNB Loan Agreement and the MSLP Loan Agreement, and (ii) we and/or Venus USA may be required to immediately repay their respective PPP Loan.

In 2020, certain subsidiaries also received funding in the total amount of $1.1 million in connection with various governmental programs to support businesses impacted by COVID-19. The terms of these government assistance programs vary by jurisdiction. These government subsidies were recorded as a reduction to the associated wage costs recorded in general and administrative expenses in the unaudited condensed consolidated statement of operations.

For additional information on our utilization of government assistance programs, see Note 12 “Government Assistance Programs” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Capital Resources

As of June 30, 2021, we had capital resources consisting of cash and cash equivalents of approximately $23.1 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

We believe that the net proceeds from the 2020 Private Placement, net proceeds from the December 2020 Public Offering, the proceeds from issuance of our common stock to Lincoln Park, the proceeds from the government assistance programs, the proceeds from the MSLP Loan, together with our existing cash and cash equivalents, and the anticipated savings from our Merger-related cost savings initiatives and our new restructuring program, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. The pandemic has had a significant negative impact on our business. While our business is showing strong growth, we expect the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to the continued beneficial impact of local vaccination efforts, and whether the severity of the pandemic worsens in the jurisdictions in which we operate. Given the uncertainties of the pandemic, and in particular around the COVID-19 variants, we may need additional capital to fund our future operations and to access the capital markets sooner than we planned. We cannot assure you that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

We are restricted by covenants in the MSLP Loan, the CNB Loan Agreement, the PPP Loans, the Madryn Security Agreement and other government assistance programs. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In the event that the pandemic and the economic disruptions it has caused continue for an extended period of time, we cannot assure you that we will remain in compliance with the financial covenants contained in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms, if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

We have based our projections on the amount of time through which our financial resources will be adequate to support our operations on assumptions that may prove to be incorrect, and we may use all our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including, but not limited to:

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30
	2021	2020
	(in thousands)
Cash used in operating activities	$(12,178)	$(24,712)
Cash used in investing activities	(126)	(19)
Cash provided by financing activities	1,066	23,098
Net decrease in cash, cash equivalents and restricted cash	$(11,238)	$(1,633)

Cash Flows from Operating Activities

For the six months ended June 30, 2021, cash used in operating activities consisted of a net loss of $9.2 million, an investment in net operating assets of $2.5 million and non-cash operating expenses of $0.5 million. The investment in net operating assets was primarily attributable to a decrease in inventories of $2.9 million, increase in advances to suppliers of $0.8 million, increase in prepaid expenses of $0.1 million, decrease in accrued expenses and other current liabilities of $2.9 million, decrease in unearned interest income of $0.1 million, decrease in accounts payable of $0.6 million and decrease in other non-current liabilities of $0.1 million. This was partially offset by a decrease in accounts receivable of $4.0 million, primarily due to stronger collections as customers start to recover from the pandemic globally during 2021, and a decrease in other current assets of $1.0 million. The non-cash operating expenses consisted mainly of a recovery for bad debts of $2.1 million, depreciation and amortization of $2.5 million, finance expenses and accretion of $0.8 million, stock-based compensation expense of $1.1 million, provision for inventory obsolescence of $0.9 million, gain on forgiveness of government assistance loans of 2.8 million and deferred tax recovery of $0.8 million.

For the six months ended June 30, 2020, cash used in operating activities consisted of a net loss of $60.5 million and an investment in net operating assets of $4.8 million, partially offset by non-cash operating expenses of $40.5 million. The investment in net operating assets was primarily attributable to an increase in inventories of $1.0 million, increase in other current assets of $2.5 million, decrease in accrued expenses and other current liabilities of $5.4 million, decrease in unearned interest income of $1.4 million, decrease in accounts payable of $0.4 million and decrease in other non-current liabilities of $0.5 million. This was partially offset by a decrease in accounts receivable of $6.2 million, primarily due to the decrease in subscription sales, decrease in prepaid expenses by $0.1 million and a decrease in severance pay funds of $0.1 million. The non-cash operating expenses consisted mainly of goodwill impairment charge of $27.5 million, a provision for bad debts of $5.4 million, depreciation and amortization of $2.5 million, stock-based compensation expense of $1.1 million, provision for inventory obsolescence of $0.5 million, loss on sale of subsidiary of $0.4 million, deferred tax recovery of $1.2 million, a change in the fair value of the earn-out liability for the purchase of NeoGraft of $0.2 million and finance expenses of $4.1 million.

Cash Flows from Investing Activities

In the six months ended June 30, 2021, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

In the six months ended June 30, 2020, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment partially offset by $0.2 million of gross proceeds from the sale of subsidiary, less $0.1 million of cash relinquished.

Cash Flows from Financing Activities

In the six months ended June 30, 2021, cash from financing activities consisted primarily of proceeds from the exercise of 2020 December Public Offering Warrants of $0.9 million, proceeds from the exercise of options of $0.3 million, partially offset by the payment of the NeoGraft earn-out liability of $0.1 million.

In the six months ended June 30, 2020, cash from financing activities consisted primarily of net proceeds from issuance of shares of common stock to Lincoln Park of $3.0 million, net proceeds from the 2020 Private Placement of $20.3 million and proceeds from government assistance loans of $4.1 million partially offset by the repayment of $3.9 million under the Credit Facility, payment of dividends from subsidiaries to non-controlling interest of $0.2 million and payment of the NeoGraft earn-out liability of $0.2 million.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of June 30, 2021, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $12.8 million. In addition, as of June 30, 2021, we had $3.1 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of June 30, 2021, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$2,963	$14,850	$74,707	$-	$92,520
Operating leases	1,238	655	428	927	3,248
Purchase and service commitments	13,548	-	-	-	13,548
Total contractual obligations	$17,749	$15,505	$75,135	$927	$109,316

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

Our significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2020. We believe that the assumptions and estimates associated with stock-based compensation, goodwill impairment, allowance for doubtful accounts, revenue recognition, accrual for severance and income taxes have the most significant impact on our unaudited condensed consolidated financial statements, and therefore, consider these to be our critical accounting policies and estimates.

Revenue Recognition

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS® procedure kits, marketing supplies and kits, consumables and (3) service revenue from the sale of our VeroGrafters™ technician services, and our extended warranty service contracts provided to existing customers.

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

Long-term receivables

Long-term receivables relate to our subscription agreements revenue or other contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease which ranged between 8% to 9% for the six months ended June 30, 2021 and June 30, 2020, respectively. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure for this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2021, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Management’s Report on Internal Control Over Financial Reporting

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three and six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below and the risk factors described under Part I, Item 1A. “Risk Factors” in our latest Form 10-K for the year ended December 31, 2020, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included herein, and the risk factors previously disclosed in Part II Item 1A,“Risk Factors” in our Form 10-Q for the quarter ended March 31, 2021 which are incorporated by reference herein and Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2020.

Our subscription-based model exposes us to the credit risk of our customers over the life of the subscription agreement. In the event that our customers fail to make the monthly payments under their subscription agreements, our financial results may be adversely affected.

For the six months ended June 30, 2021 and 2020, approximately 54% and 58%, respectively, of our system revenues were derived from our subscription-based model. Although the ARTAS® System is not available under our subscription-based model, we expect our subscription-based business to continue to represent the majority of our revenue for the foreseeable future. We collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract value collected in the first year. For accounting purposes, these arrangements are considered sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. As part of our sales and marketing effort, we do not generally require our customers to undergo a formal credit check as is typically required with third-party equipment lease financing. Instead, to ensure that each monthly installment is made on time and that customers’ systems are serviced in accordance with the terms of the warranty, every system requires a monthly activation code, which we provide upon receiving each monthly installment. If a customer does not timely pay a monthly installment, the customer will not receive an activation code and will be unable to use the system. Because this process does not protect us from the economic impact of a customer’s failure to make its monthly payments, our current practice is to maintain a purchase money security interest over the devices sold, which affords us with priority as a secured creditor, entitling us to certain rights of recovery of the device in the event of a customer default or bankruptcy. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all monthly installments due under the contract. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments, or payments at all, under their subscription agreements which resulted in higher than anticipated bad debt expense over the course of fiscal year 2020 and the first quarter of fiscal year 2021. Despite the recent improvements we have seen in our collection and bad debt recovery experience as the business activities of our customers continue to recover, we cannot assure you that our customers will resume payments under their subscription agreements or that we will not experience customer defaults even after local economies fully reopen for business. In the event that there is a default by any customer to whom we have sold products and/or services under subscription agreement, we may recognize bad debt expenses in our general and administrative expenses. If this bad debt expense is material, it could negatively affect our results of operations and operating cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the three and six months ended June 30, 2021.

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

Venus Concept Inc.

Date: August 13, 2021	By:	/s/ Domenic Serafino
Domenic Serafino
Chief Executive Officer

Date: August 13, 2021	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer