Form 10-Q
period 2021-09-30
Venus Concept Inc.
filed 2021-11-12
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021 the registrant had 54,162,629 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for shares and per share data)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,781	$34,297
Restricted cash	83	83
Accounts receivable, net of allowance of $11,459 and $18,490 as of September 30, 2021, and December 31, 2020	47,792	52,764
Inventories	21,005	17,759
Prepaid expenses	2,395	2,240
Advances to suppliers	2,728	2,587
Other current assets	4,756	5,674
Total current assets	94,540	115,404
LONG-TERM ASSETS:
Long-term receivables	23,243	21,148
Deferred tax assets	785	884
Severance pay funds	742	685
Property and equipment, net	2,575	3,539
Intangible assets	16,268	18,865
Total long-term assets	43,613	45,121
TOTAL ASSETS	$138,153	$160,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,749	$6,322
Accrued expenses and other current liabilities	17,180	20,253
Taxes payable	2,149	1,132
Unearned interest income	2,565	1,950
Warranty accrual	1,173	1,106
Deferred revenues	420	1,752
Current portion of government assistance loans	950	—
Total current liabilities	29,186	32,515
LONG-TERM LIABILITIES:
Long-term debt	76,857	75,491
Government assistance loans	—	4,110
Taxes payable	478	478
Accrued severance pay	852	755
Deferred tax liabilities	45	811
Unearned interest income	1,291	1,778
Warranty accrual	471	533
Other long-term liabilities	202	293
Total long-term liabilities	80,196	84,249
TOTAL LIABILITIES	109,382	116,764
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY (Note 1):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 54,157,969 and 53,551,126 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	26	26
Additional paid-in capital (Note 1)	204,094	201,598
Accumulated deficit	(176,072)	(157,392)
TOTAL STOCKHOLDERS’ EQUITY	28,048	44,232
Non-controlling interests	723	(471)
	28,771	43,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,153	$160,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Leases	$12,634	$9,431	$33,958	$23,709
Products and services	11,929	11,249	39,030	28,475
	24,563	20,680	72,988	52,184
Cost of goods sold
Leases	2,938	2,303	7,444	5,296
Products and services	4,319	4,874	14,287	12,208
	7,257	7,177	21,731	17,504
Gross profit	17,306	13,503	51,257	34,680
Operating expenses:
Selling and marketing	8,775	5,657	26,743	18,813
General and administrative	11,990	11,291	31,983	40,057
Research and development	1,930	1,849	6,005	6,043
Goodwill impairment	—	—	—	27,450
Gain on forgiveness of government assistance loans	—	—	(2,775)	—
Total operating expenses	22,695	18,797	61,956	92,363
Loss from operations	(5,389)	(5,294)	(10,699)	(57,683)
Other expenses:
Foreign exchange loss	1,645	1,096	2,489	4,209
Finance expenses	1,000	1,897	4,046	6,522
Loss on disposal of subsidiaries	188	-	188	385
Loss before income taxes	(8,222)	(8,287)	(17,422)	(68,799)
Income tax expense (benefit)	616	(966)	609	(1,010)
Net loss	(8,838)	(7,321)	(18,031)	(67,789)
Deemed dividend	-	-	-	(3,564)
Loss attributable to stockholders of the Company	(9,798)	(7,243)	(18,680)	(70,585)
Income (loss) attributable to non-controlling interest	960	(78)	649	(768)

Net loss per share:
Basic	$(0.18)	$(0.18)	$(0.35)	$(2.04)
Diluted	$(0.18)	$(0.18)	$(0.35)	$(2.04)
Weighted-average number of shares used in per share calculation:
Basic	54,145	40,466	53,994	34,553
Diluted	54,145	40,466	53,994	34,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(8,838)	$(7,321)	$(18,031)	$(67,789)
Deemed dividend	-	-	-	3,564
Loss attributable to stockholders of the Company	(9,798)	(7,243)	(18,680)	(70,585)
Income (loss) attributable to non-controlling interest	960	(78)	649	(768)
Comprehensive loss	$(8,838)	$(7,321)	$(18,031)	$(67,789)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except for shares)

	Preferred Stock Series A		Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2021	—	$-	53,551,126	$26	$201,598	$(157,392)	$(471)	$43,761
December 2020 Public Offering warrants exercise	—	—	361,200	—	903	—	—	903
Options exercised	—	—	157,304	—	212	—	—	212
Net loss - the Company	—	—	—	—	—	(9,259)	—	(9,259)
Net loss - non-controlling interest	—	—	—	—	—	—	(176)	(176)
Stock-based compensation	—	—	—	—	508	—	—	508
Balance — March 31, 2021	—	$-	54,069,630	$26	$203,221	$(166,651)	$(647)	$35,949
Options exercised	—	—	72,192	—	98	—	—	98
Net income - the Company	—	—	—	—	—	377	—	377
Net loss - non-controlling interest	—	—	—	—	—	—	(135)	(135)
Stock-based compensation	—	—	—	—	558	—	—	558
Balance — June 30, 2021	—	$-	54,141,822	$26	$203,877	$(166,274)	$(782)	$36,847
Options exercised	—	—	16,147	—	22	—	—	22
Net loss - the Company	—	—	—	—	—	(9,798)	—	(9,798)
Net income - non-controlling interest	—	—	—	—	—	—	960	960
Acquisition of non-controlling interest	—	—	—	—	(341)	—	341	—
Disposal of subsidiary	—	—	—	—	—	—	204	204
Stock-based compensation	—	—	—	—	536	—	—	536
Balance — September 30, 2021	—	$-	54,157,969	$26	$204,094	$(176,072)	$723	$28,771

	Preferred Stock Series A		Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2020	—	$-	28,686,116	$24	$149,840	$(75,686)	$2,500	$76,678
Issuance of common stock	—	—	1,208,169	—	—	—	—	—
2020 Private Placement shares, net of costs	660,000	—	2,300,000	—	12,115	—	—	12,115
2020 Private Placement Warrants, net of costs	—	—	—	—	4,621	—	—	4,621
Beneficial conversion feature	—	—	—	—	3,564	—	—	3,564
Dividends from subsidiaries	—	—	—	—	—	—	(218)	(218)
Net loss - the Company	—	—	—	—	—	(50,190)	—	(50,190)
Net loss - non-controlling interest	—	—	—	—	—	—	(513)	(513)
Stock-based compensation	—	—	—	—	517	—	—	517
Balance — March 31, 2020	660,000	$-	32,194,285	$24	$170,657	$(125,876)	$1,769	$46,574
Issuance of common stock	—	—	1,013,060	—	3,393	—	—	3,393
Conversion of Preferred Stock Series A	(660,000)	—	6,600,000	1	(1)	—	—	—
Beneficial conversion feature	—	—	—	—	(3,564)	—	—	(3,564)
Deemed dividend	—	—	—	—	3,564	—	—	3,564
Disposal of subsidiary	—	—	—	—	—	—	(441)	(441)
Net loss - the Company	—	—	—	—	—	(9,588)	—	(9,588)
Net loss - non-controlling interest	—	—	—	—	—	—	(177)	(177)
Options exercised	—	—	22,777	—	34	—	—	34
Stock-based compensation	—	—	—	—	539	—	—	539
Balance — June 30, 2020	—	$-	39,830,122	$25	$174,622	$(135,464)	$1,151	$40,334
Issuance of common stock	—	—	1,017,655	—	3,049	—	—	3,049
Net loss - the Company	—	—	—	—	—	(7,243)	—	(7,243)
Net loss - non-controlling interest	—	—	—	—	—	—	(78)	(78)
Options exercised	—	—	25,811	—	40	—	—	40
Stock-based compensation	—	—	—	—	547	—	—	547
Balance — September 30, 2020	—	$-	40,873,588	$25	$178,258	$(142,707)	$1,073	$36,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,031)	$(67,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	27,450
Depreciation and amortization	3,756	3,695
Stock-based compensation	1,602	1,603
Provision for bad debt	(628)	8,450
Provision for inventory obsolescence	1,107	703
Finance expenses and accretion	981	5,286
Deferred tax recovery	(666)	(1,245)
Change in fair value of earn-out liability	—	291
Loss on sale of subsidiary	188	385
Gain on disposal of property and equipment	—	35
Gain on forgiveness of government assistance loans	(2,775)	—
Changes in operating assets and liabilities:
Accounts receivable short-term and long-term	3,468	5,298
Inventories	(4,373)	(1,612)
Prepaid expenses	(112)	493
Advances to suppliers	(142)
Other current assets	909	(3,533)
Other long-term assets	(102)	6
Trade payables	(1,573)	447
Accrued expenses and other current liabilities	(3,135)	(6,584)
Severance pay funds	(58)	142
Unearned interest income	127	(1,630)
Other long-term liabilities	87	(671)
Net cash used in operating activities	(19,370)	(28,780)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(194)	(208)
Cash received from sale of subsidiary, net of cash relinquished	(40)	89
Net cash used in investing activities	(234)	(119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercises of 2020 December Public Offering Warrants	903	—
Payment of earn-out liability	(147)	(549)
Proceeds from exercise of options	332	74
Repayment of line-of-credit	—	(3,912)
Proceeds from government assistance loans	—	4,110
Proceeds from issuance of common stock	—	6,206
Proceeds from 2020 Private Placement, net of costs of $1,950	—	20,300
Dividends from subsidiaries paid to non-controlling interest	-	(218)
Net cash provided by financing activities	1,088	26,011
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(18,516)	(2,888)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	34,380	15,749
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$15,864	$12,861
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$120	$461
Cash paid for interest	$2,852	$988

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

The Company has had recurring net operating losses and negative cash flows from operations. As of September 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $176,072 and $157,392, respectively. The Company was in compliance with all required covenants as of September 30, 2021, and December 31, 2020. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the unaudited condensed consolidated financial statements are issued. In addition, the coronavirus pandemic (“COVID-19” or “pandemic”) has had a significant negative impact on the Company’s results of operations as of September 30, 2021, and for the nine months then ended, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the pandemic and the economic disruptions it has caused continue for an extended period of time, the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Venus Concept Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

In the Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 13, 2020, and in the Form 10-Q for the period ended September 30, 2020, filed with the SEC on November 16, 2020, the loss on disposal of a subsidiary in the amount of $385 was reported as a part of general and administrative expenses in the condensed consolidated statements of operations. The Company corrected the presentation and presented the loss on disposal of the subsidiary as a separate item in the consolidated statements of operations in the Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021, the Form 10-Q for the period ended June 30, 2021, filed with the SEC on August 13, 2021, and in the accompanying unaudited condensed consolidated statements of operations.

The preparation of these unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts and the carrying value of intangible and long-lived assets.

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

Recently Issued Accounting Standards Not Yet Adopted

In April 2020, Financial Accounting Standards Board (the “FASB”) issued a Staff Question-and-Answer Document (Q&A): ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, that focuses on the application of the lease guidance for lease concessions related solely to the effects of COVID-19. The FASB issued the guidelines to reduce the burden and complexity for companies to account for such lease concessions (e.g., rent abatements or other economic incentives) under current lease accounting rules due to COVID-19 by providing certain practical expedients that can be used. This guidance can be applied immediately. The adoption of the guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas. It is effective from the first quarter of fiscal year 2022, with early adoption permitted in any interim period. If adopted early, the Company must adopt all the amendments in the same period. The amendments have differing adoption methods including retrospectively, prospectively and/or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, depending on the specific change. The Company is currently evaluating the impact of applying this guidance.

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

The following table sets forth the computation of basic and diluted net loss per share and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(8,838)	$(7,321)	$(18,031)	$(67,789)
Net loss allocated to stockholders of the Company	$(9,798)	$(7,243)	$(18,680)	$(70,585)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic	54,145	40,466	53,994	34,553
Weighted-average shares of common stock outstanding used in computing net loss per share, diluted	54,145	40,466	53,994	34,553
Net loss per share:
Basic	$(0.18)	$(0.18)	$(0.35)	$(2.04)
Diluted	$(0.18)	$(0.18)	$(0.35)	$(2.04)

Due to the net loss for the nine months ended September 30, 2021, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have been antidilutive:

	September 30, 2021	September 30, 2020
Options to purchase common stock	5,695,900	4,885,197
Warrants for common stock	15,928,867	10,665,067
Total potential dilutive shares	21,624,767	15,550,264

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

The Company measures the fair value of its financial assets and financial liabilities using the fair value hierarchy. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

	Fair Value Measurements as of September 30, 2021
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

The following table provides a roll forward of the aggregate fair values of the earn-out liability for the nine months ended September 30, 2021, for which fair value is determined using Level 3 inputs:

Balance as of January 1, 2020	$655
Payments	(799)
Change in value	291
Balance as of December 31, 2020	147
Payments	(147)
Change in value	-
Balance as of September 30, 2021	$-

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription agreements with title passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received under the agreement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's unaudited condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $51,004 and $49,096 as of September 30, 2021 and December 31, 2020, respectively, and are included in accounts receivable and long-term receivables on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of September 30, 2021 and December 31, 2020. Based upon such assessment, the Company recorded an allowance for doubtful accounts totaling $11,459 and $18,490 as of September 30, 2021, and December 31, 2020, respectively.

A summary of the Company’s accounts receivables is presented below:

	September 30, 2021	December 31, 2020
Gross accounts receivable	$82,494	$92,402
Unearned income	(3,856)	(3,728)
Allowance for doubtful accounts	(11,459)	(18,490)
	$67,179	$70,184
Reported as:
Current trade receivables	$47,792	$52,764
Current unearned interest income	(2,565)	(1,950)
Long-term trade receivables	23,243	21,148
Long-term unearned interest income	(1,291)	(1,778)
	$67,179	$70,184

Current subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		September 30,
	Total	2021	2022	2023	2024	2025
Current financing receivables, net of allowance of $4,313	$27,813	$27,813	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $3,651	23,191	—	16,042	6,954	195	—
Total	$51,004	$27,813	$16,042	$6,954	$195	$—

Accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to its consolidated financial position, results of operations and cash flows.

The allowance for doubtful accounts consisted of the following activity:

Balance as of January 1, 2020	$10,494
Write-offs	(6,536)
Provision	15,212
Sale of subsidiaries	(680)
Balance as of December 31, 2020	18,490
Write-offs	(1,902)
Provision	1,106
Balance as of March 31, 2021	17,694
Write-offs	(2,161)
Recovery	(3,238)
Balance as of June 30, 2021	$12,295
Write-offs	(2,340)
Provision	1,504
Balance as of September 30, 2021	$11,459

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	September 30, 2021	December 31, 2020
Raw materials	$1,813	$838
Work-in-progress	1,608	1,232
Finished goods	17,584	15,689
Total inventory	$21,005	$17,759

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the three months from upgraded sales. The Company expensed $6,187 and $17,546 in cost of goods sold in the three and nine months ended September 30, 2021 ($6,149 and $13,352 in the three and nine months ended September 30, 2020). The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of September 30, 2021, a provision for obsolescence of $2,167 ($1,208 as of December 31, 2020) was taken against inventory.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives (in years)	September 30, 2021	December 31, 2020
Lab equipment tooling and molds	4 - 10	$8,152	$8,053
Office furniture and equipment	6 - 10	1,718	1,760
Leasehold improvements	up to 10	1,790	1,838
Computers and software	3	1,871	1,815
Vehicles	5 - 7	7	12
Total property and equipment		13,538	13,478
Less: Accumulated depreciation		(10,963)	(9,939)
Total property and equipment, net		$2,575	$3,539

Depreciation expense was $431 and $318 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $1,159 and $1,095 for the nine months ended September 30, 2021 and 2020, respectively.

Other Current Assets

	September 30, 2021	December 31, 2020
Government remittances (1)	$1,623	$1,009
Consideration receivable from sales of subsidiaries	2,003	2,580
Deferred financing costs	223	1,063
Sundry assets and miscellaneous	907	1,022
Total other current assets	$4,756	$5,674

(1)Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	September 30, 2021	December 31, 2020
Payroll and related expense	$1,288	$1,312
Accrued expenses	6,240	8,582
Commission accrual	3,289	2,827
Sales and consumption taxes	6,363	7,532
Total accrued expenses and other current liabilities	$17,180	$20,253

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	September 30, 2021	December 31, 2020
Balance as of the beginning of the period	$1,639	$1,977
Warranties issued during the period	534	761
Warranty costs incurred during the period	(529)	(1,099)
Balance at the end of the period	$1,644	$1,639
Current	1,173	1,106
Long-term	471	533
Total	$1,644	$1,639

Finance Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$940	1,750	$3,008	$6,084
Accretion on long-term debt and amortization of fees	60	147	1,038	438
Total finance expenses	$1,000	$1,897	$4,046	$6,522

7. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization and goodwill were as follows:

	At September 30, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(312)	$1,088
Brand	2,500	(737)	1,763
Technology	16,900	(5,392)	11,508
Supplier agreement	3,000	(1,091)	1,909
Total intangible assets	$23,800	$(7,532)	$16,268

	At December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(242)	$1,158
Brand	2,500	(540)	1,960
Technology	16,900	(3,286)	13,614
Supplier agreement	3,000	(867)	2,133
Total intangible assets	$23,800	$(4,935)	$18,865

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

October 1, 2021 to December 31, 2021	$875
2022	3,473
2023	3,473
2024	3,473
2025	3,004
Thereafter	1,970
Total	$16,268

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

Aggregate future minimum lease payments and purchase and service commitments with manufacturers and service providers as of September 30, 2021 are as follows:

	Office Lease	Purchase and Service Commitments	Total
October 1, 2021 to December 31, 2021	$303	$24,939	$25,242
2022	1,155	—	1,155
2023	992	—	992
2024	880	—	880
2025	900	—	900
2026 and thereafter	1,972	—	1,972
Total	$6,202	$24,939	$31,141

The total rent expense for all operating leases for the three months ended September 30, 2021 and 2020 was $528 and $487, respectively. The total rent expense for all operating leases for the nine months ended September 30, 2021 and 2020 was $1,623 and $1,508, respectively.

Commitments

As of September 30, 2021, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $24,508. In addition, as of September 30, 2021, the Company had $2,871 of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

On March 25, 2021, the Company entered into an endorsement agreement for the services of Venus Williams, four-time Olympic Gold Medalist, seven-time Grand Slam Champion and entrepreneur, pursuant to which Ms. Williams will act as a brand ambassador for Venus Bliss.

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

In the State Actions, Restoration Robotics, Inc., along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim and secured a stay of both cases based on the forum selection clause contained in its Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the Securities Act. However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of the State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, the Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, the Company demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. A hearing on the Company’s demurrer and renewed motion to dismiss was held on June 12, 2020. On September 1, 2020, the court granted the renewed motion to dismiss based on the Company’s forum selection clause as to the Company and individual defendants, but not as to the venture capital and underwriter defendants. On September 22, 2020, the Court entered a judgement of dismissal as to the Company and the individual defendants. On November 23, 2020, plaintiff filed a notice of appeal of the Court’s order granting the renewed motion to dismiss. On May 27, 2021, Plaintiff-Appellant Wong filed an opening brief in Wong v. Restoration Robotics, Inc., No. A161489 (Cal. Ct. App., 1st App. Dist., Div. 2). The Company filed its responsive brief on August 27, 2021, and Plaintiff-Appellant Wong filed his reply brief on October 6, 2021. The appeal remains pending. In the Federal Actions, which have been consolidated under the caption In re Restoration Robotics, Inc. Securities Litigation, Case No. 5:18-cv-03712-EJD, Lead Plaintiff Eduardo Guerrini (“Lead Plaintiff”) filed his consolidated amended complaint for violations of federal securities laws on November 30, 2018. The consolidated amended complaint alleges again that, among other things, Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with the IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. On January 29, 2019, Restoration Robotics, Inc., along with certain of its former officers and directors, filed a motion to dismiss the consolidated amended complaint for failure to state a claim. On October 18, 2019, the District Court granted Restoration Robotics, Inc. motion to dismiss as to all but two allegedly false or misleading statements contained in the Company’s Prospectus. On December 9, 2019, the Company filed its answer to the consolidated amended complaint denying the falsity of these statements. On May 29, 2020, Lead Plaintiff filed a motion for class certification, which the Company elected not to oppose, and on July 29, 2020, the court certified a class of investors who purchased shares of the Company’s common stock pursuant or traceable to the Company’s IPO. On February 22, 2021, the District Court granted the parties’ joint stipulation to stay all pending deadlines on the basis that the parties had reached a settlement in principle for all claims in the Federal Actions. On July 29, 2021, Lead Plaintiff filed a motion for final approval of the settlement, and a hearing was held on that motion on September 2, 2021. The District Court granted final approval of the settlement on September 9, 2021.

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

As of September 30, 2021 and December 31, 2020, the Company was in compliance with all required covenants.

The scheduled payments on the outstanding borrowings as of September 30, 2021 are as follows:

September 30, 2021
2021	$-
2022	1,589
2023	9,324
2024	7,929
2025	38,404
Total	$57,246

10. MADRYN LONG-TERM DEBT AND CONVERTIBLE NOTES

Madryn Exchange Agreement and Convertible Notes; Termination of Madryn Credit Agreement

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 9), the Company and its subsidiaries, Venus Concept USA, Inc., a Delaware corporation (“Venus USA”), Venus Concept Canada Corp., an Ontario corporation (“Venus Canada”), Venus Concept Ltd., an Israeli corporation (“Venus Ltd.”), and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the “Exchange Agreement”) dated as of December 8, 2020, pursuant to which the Company (i) repaid $42,500 aggregate principal amount owed under that certain credit agreement originally entered into on October 11, 2016 and amended from time to time, between Venus Ltd., Madryn Health Partners, LP and certain of its affiliates (the “Madryn Credit Agreement”), and (ii) issued, to the Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (together the “Madryn Noteholders”) secured subordinated convertible notes in the aggregate principal amount of $26,695 (the “Notes”). The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate 6.0% per annum. Under certain circumstances, in the case of an event of default under the Notes, the then-applicable interest rate will increase by 4.0% per annum. Interest is payable quarterly in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on December 31, 2020. The Notes will mature on December 9, 2025, unless earlier redeemed or converted. In connection with the Exchange Agreement, the Company also entered into, by and among the Company, Venus USA, Venus Canada, Venus Ltd., and the Madryn Noteholders, (i) a Guaranty and Security Agreement dated as of December 9, 2020 (the “Madryn Security Agreement”), pursuant to which the Company agreed to grant Madryn a security interest in substantially all of its assets to secure the obligations under the Notes and (ii) a Subordination of Debt Agreement dated as of December 9, 2020 (the “CNB Subordination Agreement”). The security interests and liens granted to the Madryn Noteholders under the Madryn Security Agreement will terminate upon the earlier of (i) an assignment of the Notes (other than to an affiliate of the Madryn Noteholders) pursuant to the terms of the Exchange Agreement and (ii) the first date on which the outstanding principal amount of the Notes is less than $10,000. Obligations under the Notes are secured by substantially all of the assets of Venus Concept Inc. and its subsidiaries party to the Madryn Security Agreement. The Company’s obligations under the Notes and the security interests and liens created by the Madryn Security Agreement are subordinated to the Company’s indebtedness owing to CNB (including, but not limited, pursuant to the MSLP Loan Agreement and the CNB Loan Agreement, (Note 11)) and any security interests and liens which secure such indebtedness owing to CNB. The Notes are convertible at any time into shares of the Company’s common stock, par value $0.0001 per share, calculated by dividing the outstanding principal amount of the Notes (and any accrued and unpaid interest under the Notes) by the initial conversion price of $3.25 per share. In connection with the Notes, the Company recognized interest expense of $546 and $1,613 during the three and nine months ended September 30, 2021. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of September 30, 2021, and December 31, 2020, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of September 30, 2021, and December 31, 2020.

The scheduled payments on the outstanding borrowings as of September 30, 2021 are as follows:

September 30, 2021
2021	546
2022	2,165
2023	2,131
2024	1,628
2025	28,217
Total	$34,687

For the three and nine months ended September 30, 2021, the Company did not make any principal repayments.

11. Credit facility

Through August 26, 2021, the Company, Venus USA and Venus Canada were party to the Third Amended and Restated Loan Agreement with CNB pursuant to which CNB agreed to provide a revolving credit facility to the Company in the maximum principal amount of $10,000 to be used to finance working capital requirements (the “CNB Loan Agreement”).

The CNB Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of the Company’s assets, incur, create or permit to exist additional indebtedness, or liens, to make dividends and certain other restricted payments, and to make certain changes to its management and/or ownership structure. The CNB Loan Agreement also contains a covenant requiring that a minimum of $23,000 in cash be held in a deposit account maintained with CNB for one year following the closing of the CNB Loan Agreement, and after the first anniversary of the CNB Loan Agreement, a minimum of $3,000 in cash must be held in a deposit account maintained with CNB. The Madryn Noteholders agreed to hold $20,000 in cash in an escrow account at CNB, and pursuant to an escrow agreement, such cash will be released back to the Madryn Noteholders on the first anniversary of the CNB Loan Agreement. The Company is required to maintain $3,000 in cash in a deposit account maintained with CNB at all times during the term of the CNB Loan Agreement. In addition, the CNB Loan Agreement contains certain covenants that require the Company to achieve certain minimum account balances, or a minimum debt service coverage ratio and a maximum total liability to tangible net worth ratio. If the Company fails to comply with these covenants, it will result in a default and require the Company to repay all outstanding principal amounts and any accrued interest. In connection with the CNB Loan Agreement, a loan fee of $1,000 was paid in equal installments on January 25, February 25 and March 25, 2021.

On August 26, 2021, the Company, Venus USA and Venus Canada entered into a Fourth Amended and Restated Loan Agreement (the “Amended CNB Loan Agreement”) with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced to $5,000 at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3,000 to $1,500, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. The Amended CNB Loan Agreement is secured by substantially all of the Company’s assets and the assets of certain of its subsidiaries.

As of September 30, 2021, and December 31, 2020, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 9).

In connection with the Amended CNB Loan Agreement, Venus Ltd. entered into a Fourth Amended and Restated Guaranty of Payment and Performance with CNB dated as of August 26, 2021 (the “CNB Guaranty”), pursuant to which Venus Ltd. agreed to guarantee the obligations under the Amended CNB Loan Agreement. The Company and Venus USA entered into a Third Amended and Restated Security Agreement with CNB dated as of August 26, 2021 (the “CNB Security Agreement”), pursuant to which the Company and Venus USA agreed to grant CNB a security interest in substantially all of their assets to secure the obligations under the CNB Loan Agreement. The Company, Venus USA and Venus Canada issued a Fifth Amended and Restated Revolving Promissory Note dated as of August 26, 2021 in favor of CNB (the “CNB Note”) in the amount of $5,000 with a maturity date of July 24, 2023 and the obligations of the Company pursuant to certain of the Company’s outstanding promissory notes were reaffirmed as subordinated to the indebtedness of the Company owing to CNB pursuant to a Supplement to Subordination of Debt Agreements dated as of August 26, 2021 (the “Subordination Supplement”) by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, the Company and CNB.

12. GOVERNMENT ASSISTANCE PROGRAMS

Venus Concept Inc. and Venus USA, received funding in the total amount of $4,048 in connection with two Small Business Loans under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief, and Economic Security Act, as amended from time to time (the “PPP”).

Venus Concept Inc. entered into a U.S. Small Business Administration Note dated as of April 21, 2020 in favor of CNB pursuant to which the Company borrowed $1,665 original principal amount, which was funded on April 29, 2020 (the “Venus Concept PPP Loan”). The Venus Concept PPP Loan bears interest at 1% per annum and matures in two years from the date of disbursement of funds under the loan. Interest and principal payments under the Venus Concept PPP Loan will be deferred for a period of nine months.

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

As of September 30, 2021, the Company had $950 outstanding under the PPP Loans ($4,110 as of December 31, 2020).

In 2020, certain of the Company’s subsidiaries applied for government assistance programs and received government subsidies in the aggregate of $1,117. The terms of these government assistance programs vary by jurisdiction. The Company recorded government subsidies received as a reduction to the associated wage costs in general and administrative expenses in the unaudited condensed consolidated statement of operations.

13. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all options granted and available for grant under the incentive plans and warrants to purchase common stock.

	September 30, 2021	December 31, 2020
Outstanding common stock warrants	15,928,867	16,290,067
Outstanding stock options	5,695,900	4,433,392
Shares reserved for future option grants	886,536	262,622
Shares reserved for Lincoln Park	5,222,867	5,222,867
Shares reserved for Madryn Noteholders	8,213,880	8,213,880
Total common stock reserved for issuance	35,948,050	34,422,828

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

Total net proceeds of $20,300 reduced by $3,564 of the beneficial conversion feature were allocated as follows: $8,063 to Series A Preferred Stock, $4,052 to shares of common stock and $4,621 to the 2020 Private Placement Warrants issued. Series A Preferred Stock and common stock issued in the 2020 Private Placement were recorded at par value of $0.0001 with the excess of par value recorded in Additional Paid-In Capital (“APIC”). On June 16, 2020, upon the approval of the Company’s stockholders, 660,000 shares of Series A Preferred Stock were converted into 6,600,000 shares of the Company’s common stock.

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

2010 Share Option Plan

In November 2010, the Company’s Board of Directors (the “Board”) adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of September 30, 2021, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 256,611 (138,275 as of December 31, 2020).

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

Under the 2019 Plan, 450,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of September 30, 2021, there were 629,925 shares of common stock available under the 2019 Plan (124,347 as of December 31, 2020). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$8	$6	$23	$18
Selling and marketing	211	234	652	647
General and administrative	289	285	850	869
Research and development	28	22	77	69
Total stock-based compensation	$536	$547	$1,602	$1,603

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	6.00	6.04	6.00	5.00-6.54
Risk-free interest rate	0.98%	0.38-0.40%	0.98-1.09%	0.38-1.50%
Expected volatility	43.66%	44.30%	44.69%	42.81%
Expected dividend rate	0%	0%	0%	0%

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

Fair Value of Common Stock— Prior to the Merger, Venus Ltd. used the price per share in its latest sale of securities as an estimate of the fair value of its ordinary shares. After the closing of the Merger, the fair value of the Company’s common stock is used to estimate the fair value of the stock-based awards at grant date.

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2021	4,433,392	$4.59	6.20	$247
Options granted	2,094,500	2.33		376
Options exercised	(245,643)	2.37		285
Options forfeited/cancelled	(586,349)	4.68		14
Outstanding - September 30, 2021	5,695,900	$3.89	7.19	$845
Exercisable – September 30, 2021	2,770,996	$4.56	5.23	$501
Expected to vest – after September 30, 2021	2,924,904	$3.25	9.05	$344

The following tables summarize information about stock options outstanding and exercisable at September 30, 2021:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$1.35 - $3.64	4,370,686	7.41	$2.79	1,784,032	4.85	$2.93
$4.26 - $7.95	1,272,411	6.48	6.80	942,657	5.94	6.64
$12.45 - $26.10	32,524	6.73	18.36	24,111	6.58	18.69
$27.00 - $33.00	11,900	3.32	27.62	11,876	3.31	27.62
$36.00 - $94.65	8,379	5.94	45.42	8,320	5.94	45.31
	5,695,900	7.19	$3.89	2,770,996	5.23	$4.56

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $19 and $23 for the three months ended September 30, 2021 and 2020, respectively. The total intrinsic value of options exercised were $285 and $43 for the nine months ended September 30, 2021 and 2020, respectively.

The weighted-average grant date fair value of options granted was $2.09 and $3.11 per share for the three months ended September 30, 2021 and 2020, respectively. The weighted-average grant date fair value of options granted was $2.33 and $4.20 per share for the nine months ended September 30, 2021 and 2020, respectively.

15. INCOME TAXES

The Company generated a loss and recognized $616 of tax expense for the three months ended September 30, 2021, and $966 of tax benefit for the three months ended September 30, 2020, respectively. The Company generated a loss and recognized $609 of tax expense for the nine months ended September 30, 2021 and $1,010 of tax benefit for the nine months ended September 30, 2020, respectively. A reconciliation of income tax expense (benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss before income taxes	$(8,222)	$(8,287)	$(17,422)	$(68,799)
Theoretical tax benefit at the statutory rate (21.0% in 2021, 24.1% in 2020)	(1,727)	(1,997)	(3,659)	(16,581)
Differences in jurisdictional tax rates	(313)	28	(716)	(192)
Losses recognition	—	(214)	—	(214)
Valuation allowance	2,388	1,871	4,687	9,169
Non-deductible expenses	268	(662)	207	6,800
Other	—	8	90	8
Total income tax expense (benefit)	616	(966)	609	(1,010)
Net loss	$(8,838)	$(7,321)	$(18,031)	$(67,789)

Income tax expense or benefit is recognized based on the actual loss incurred during the three months ended September 30, 2021 and 2020, respectively. Income tax expense or benefit is recognized based on the actual loss incurred during the nine months ended September 30, 2021 and 2020, respectively. Due to the uncertainties resulting from COVID-19, management was unable to determine an annualized effective tax rate and calculate the income tax expense in accordance with such method.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$12,962	$7,784	$37,025	$22,339
International	11,601	12,896	35,963	29,845
Total revenue	$24,563	$20,680	$72,988	$52,184

As of September 30, 2021, long-lived assets in the amount of $16,933 were located in the United States and $1,910 were located in foreign locations. As of December 31, 2020, long-lived assets in the amount of $19,828 were located in the United States and $2,576 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.Lease revenue - includes all system sales with typical lease terms of 36 months.

2.System revenue – includes all systems sales with payment terms within 12 months.

3.Product revenue – includes consumables payable upon receipt.

4.Service revenue - includes NeoGraft® technician services, advertising agency services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease revenue	$12,634	$9,431	$33,958	$23,709
System revenue	8,022	7,503	26,526	17,758
Product revenue	2,961	2,631	9,330	7,136
Service revenue	946	1,115	3,174	3,581
Total revenue	$24,563	$20,680	$72,988	$52,184

17. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and its related parties:

Distribution Agreements

On January 1, 2018, the Company entered into a distribution agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A senior officer of the Company is a 30.0% shareholder of TBC. For the three months ended September 30, 2021 and 2020, TBC purchased products in the amount of $66 and $41, respectively, under this distribution agreement. For the nine months ended September 30, 2021 and 2020, TBC purchased products in the amount of $194 and $136, respectively, under this distribution agreement. These sales are included in products and services revenue.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd (“Venus Singapore”). On January 1, 2021, the Company entered into a distribution agreement with Venus Singapore, pursuant to which Venus Singapore will continue to distribute the Company’s products in Singapore. A senior officer of the Company is a 45.0% shareholder of Venus Singapore. For the three and nine months ended September 30, 2021, Venus Singapore purchased products in the amount of $51 and $165, respectively, under the distribution agreement. These sales are included in products and services revenue.

18. TRANSACTIONS WITH SUBSIDIARIES

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices in the countries which were not anticipated to produce sustainable results. As a part of this initiative the Company completed the following transactions during the three months ended September 30, 2021:

•	Sold its share (80%) in its subsidiary, Venus Concept Africa (Pty) Ltd., to a non-controlling shareholder for a nominal cash consideration. The disposal resulted in a loss of approximately $188.

•

Filed a Certificate of Dissolution to dissolve its wholly-owned subsidiary, Restoration Robotics Spain S.L. There is no financial impact to the consolidated financial results of the Company as a result of the subsidiary’s dissolution.

As these disposals did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, and total operating revenue of the disposed subsidiaries did not exceed 15% of the Company’s total revenue, the results of operations for these disposed subsidiaries were not reported as discontinued operations under the guidance of Accounting Standards Codification (“ASC”) 205-20-45.

In addition to the above, on September 7, 2021, the Company acquired the non-controlling interest (45%) in its subsidiary in China, Venus Concept (Shanghai) Co., Ltd, for a nominal consideration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”) and our Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021, respectively, filed with the SEC and other filings we have made with the SEC. This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part II, Item 1A“Risk Factors” in our Forms 10-Q for the quarters ended March 31, 2021 and June 30, 20201, respectively, and in Part I, Item IA “Risk Factors” of our Form 10-K. Any statements contained in this Form 10-Q that are not historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Form 10-Q may turn out to be inaccurate or may differ materially from those contained in any forward-looking statements. You should carefully read Part II, Item 1A“Risk Factors” in this Form 10-Q and our Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021, respectively, and Part I, Item IA, “Risk Factors” of our Form 10-K. Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the three and nine months ended September 30, 2021 and 2020, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

We have had recurring net operating losses and negative cash flows from operations. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $176.1 million and $157.4 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $15.9 million and $34.4 million, respectively. The pandemic has had a significant negative impact on our business; therefore, while our business continues to show strong quarter on quarter growth in revenues as compared to 2020, and we expect this momentum to continue for the balance of the 2021 year, the extent to which COVID-19 will impact our business going forward will depend on numerous evolving factors that cannot be reliably predicted, such as the duration and scope of the pandemic, including COVID-19 variants; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity or financial market instability. See ‘‘—Liquidity and Capital Resources’’ for additional information.

“Venus Freeze”, “Venus Freeze Plus”, “Venus Viva” “Venus Viva MD”, “Venus Legacy BX”, “Venus Legacy CX”, “Venus Versa”, “Venus Velocity”, “Venus Bliss”, “Venus Epileve”, “Venus Fiore “, “Venus Freedom”, “NeoGraft”, “ARTAS” and “ARTAS iX” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

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

Service revenue includes revenue derived from our VeroGrafters technician services, and our extended warranty service contracts provided to our existing customers.

Systems are sold through our subscription model, or through traditional sales contracts directly and through distributors.

We generate recurring monthly revenue under our subscription-based business model and from traditional system sales. Venus Ltd. commenced a subscription-based model in North America in 2011, and approximately 56% and 57% of our aesthetic revenues were derived from our subscription model in the nine months ended September 30, 2021 and 2020, respectively. We have launched our subscription model in targeted international markets in which we operate directly. We currently do not offer the ARTAS iX system under the subscription model.

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

We have developed and commercialized eleven technology platforms, including our ARTAS and NeoGraft systems. We believe our ARTAS and NeoGraft systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market. Our medical aesthetic technology platforms have received regulatory clearance for indications such as treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains. In addition, we have received regulatory approval for marketing certain indications in overseas markets but not in the United States, including treatment of certain soft tissue injuries, temporary increase of skin tightening, temporary body contouring, and vaginal treatments. With respect to vaginal treatments, we received a medical device license issued by Health Canada to market the Venus Fiore Feminine Health System (“Venus Fiore”) in Canada on July 14, 2021 and previously obtained a CE Mark for the Venus Fiore in March 2020. Following Venus Fiore authorization in Canada, we received FDA 510(k) clearance to market the Venus Freedom device in the United States, further expanding our portfolio of technologies that can treat a broad range of common women’s health conditions. We commenced a limited launch of the Venus Fiore in Canada and the European Union in the third quarter of 2021, and will commence a limited launch of the Venus Freedom in the U.S. during the first quarter of fiscal year 2022.

In the United States, we have obtained 510(k) clearance from the United States Food and Drug Administration (“FDA”) for our Venus Freeze and Venus Freeze Plus, Venus Viva, Venus Viva MD, Venus Legacy BX, Venus Legacy CX, Venus Versa, Venus Velocity, Venus Bliss, Venus Epileve, Venus Fiore, Venus Freedom, NeoGraft, ARTAS and ARTAS iX systems. Outside the United States, we market our technologies in over 60 countries across Europe, the Middle East, Africa, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

As of September 30, 2021, we operated directly in 18 international markets through our 15 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the three months ended September 30, 2021, and 2020 were $24.6 million and $20.7 million, respectively. Our revenues for the nine months ended September 30, 2021, and 2020 were $73.0 million and $52.2 million, respectively. We had a net loss attributable to Venus Concept of $9.8 million and $7.2 million in the three months ended September 30, 2021, and 2020, respectively. We had a net loss attributable to Venus Concept of $18.7 million and $70.6 million in the nine months ended September 30, 2021, and 2020, respectively. We had an Adjusted EBITDA loss of $3.5 million and $1.4 million for the three months ended September 30, 2021, and 2020, respectively. We had an Adjusted EBITDA loss of $8.1 million and $17.8 million for the nine months ended September 30, 2021, and 2020, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of net loss to Adjusted EBITDA	(in thousands)		(in thousands)
Net loss	$(8,838)	$(7,321)	$(18,031)	$(67,789)
Foreign exchange loss	1,645	1,096	2,489	4,209
Interest expense	940	1,750	3,008	6,084
Accretion on long-term debt and amortization of fees	60	147	1,038	438
Income tax expense (benefit)	616	(966)	609	(1,010)
Depreciation and amortization	1,305	1,181	3,756	3,695
Stock-based compensation expense	536	547	1,602	1,603
Goodwill impairment charge	—	—	—	27,450
Gain on forgiveness of government assistance loans	—	—	(2,775)	—
Other adjustments (1)	188	2,178	188	7,480
Adjusted EBITDA	$(3,548)	$(1,388)	$(8,116)	$(17,840)

(1) For the three and nine months ended September 30, 2021, the other adjustments are represented by a loss on the sale of a subsidiary in South Africa ($0.2 and $0.2 million, respectively). For the three and nine months ended September 30, 2020, the other adjustments are mainly represented by severance and retention payments ($nil and $1.4 million, respectively), additional bad debt provision due to COVID-19 ($2.2 million and $5.7 million, respectively) as well as a loss on the sale of a subsidiary in Bulgaria ($nil and $0.4 million, respectively).

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	135	70	349	201
International	248	263	796	652
Total systems delivered	383	333	1,145	853

Mix between traditional sales, subscription model sales and distributor sales. We deliver systems through (1) traditional direct system sales contracts to customers, (2) our subscription model and (3) system sales through distribution agreements. Unit deliveries under direct system sales contracts and subscription agreements have higher per unit revenues and gross margins, while revenues and gross margins on systems sold through distributors are lower. However, distributor sales do not require significant sales and marketing support as these expenses are borne by the distributors. In addition, while traditional system sales and subscription agreements have similar gross margins, cash collections on subscription agreements generally occur over a three-year period, with approximately 40% to 45% collected in the first year and the balance collected evenly over the remaining two years of the subscription agreement.

Investment in Sales, Marketing and Operations. In recent years, we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This included the opening of direct offices and hiring experienced sales, marketing, and operational staff. While we generated incremental product sales in these new markets, these revenues and the related margins did not fully offset the startup investments made in certain countries. We have been evaluating our profitability and growth prospects in these countries post-COVID-19, and we have taken and will continue to take steps to exit countries which we do not believe will produce sustainable results. Since June 2020 we have closed a 9 direct offices across Europe, Asia Pacific, Latin America and Africa and have increased our investment and focus in the U.S market. In the three and nine months ended September 30, 2021, and 2020, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining payments required under their subscription agreements. Due to COVID-19, in the first half of 2020, we experienced significant reductions in the collection of accounts receivable from our subscription customers across the markets in which we operate. As a result, in addition to our regular allowance for doubtful accounts, we recorded a COVID-19 related bad debt charge of $5.7 million in the first nine months of 2020. In the first nine months of 2021, our collections results improved along with our customer base exhibiting a significant increase in the number of procedures performed with our products. As a result, we recovered a bad debt expense of $3.2 million in the second quarter of 2021 tracing to a reactivation of our customer base. For the first nine months of 2021 our bad debt expense was $0.6 million compared to $8.5 million for the first nine months of 2020. As of September 30, 2021, our allowance for doubtful accounts stands at $11.5 million which represents 13.9% of the gross outstanding accounts receivable as of this date.

Outlook

COVID-19

Our overall performance continues to show strength as we find ways to adapt to the challenges presented by the COVID-19 pandemic. There are certain markets that we operate in where commercial efforts are still challenged by the effects of COVID-19, either through local government restrictions and/or patients’ hesitancy to undergo procedures. Where possible, our sales efforts are increasingly focused on countries and markets that have had success in managing the pandemic through proper guidance from public health authorities combined with strong COVID-19 vaccination outcomes.

Employee and customers’ health and safety measures. At Venus Concept, safety is our top priority and that includes the health and well-being of our employees and customers globally. In response to COVID-19, we instituted several operational measures to ensure the safety of our employees and customers, which include, but are not limited to the following:

•	Suspended or reduced operations at manufacturing and warehouse facilities;
•	Implementation of and continuously updated health and safety policies and processes;
•	Establishment of remote working guidelines;
•	Continued communication with customers, including planning for business resumption, implementing virtual training sessions and monitoring announcements regarding developments;
•	Enhanced safety guidelines and access to personal protective equipment for our clinical trainers; shift to virtual training sessions where possible;
•	Thorough cleaning and decontamination procedures throughout our global manufacturing, warehouse and office facilities; and
•	Establishment of phased roll-out of vaccine mandates for Venus Concept offices and safe return to work policies.

We are also monitoring recent rulemaking by the Department of Labor’s Occupational Safety and Health Administration (“OSHA”). On November 4, 2021, OSHA issued an emergency temporary standard requiring all employers with at least 100 employees to ensure their employees are fully vaccinated or require weekly testing for unvaccinated employees by January 4, 2022. We believe that the regulations apply to us but the exact impact the new regulations could have on us is uncertain at this time. However, it could result in employee attrition, difficulty fulfilling future labor needs, and additional costs related to compliance.

Supply chain. In the latter half of the three months ended September 30, 2021, we were impacted by the global supply disruptions related to COVID-19, which resulted in our inability to fulfil demand for certain of our products. The value of such purchase order backlog in the third quarter of 2021 was $2.4 million, of which we have fulfilled $1.4 million in the first half of the fourth quarter of 2021. We continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and intend to fulfil the remaining third quarter purchase order backlog in the fourth quarter of 2021 and the first quarter of 2022. We anticipate supply chain disruptions continuing in the fourth quarter of fiscal year 2021, including longer production lead times and shortages of certain materials or components that may impact our ability to manufacture the number of systems required to meet customer demand.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. The economic recovery in individual countries in the first nine months of 2021 progressed well in most countries that we operate in, and is largely dependent on the success of each country in controlling the spread and impact of COVID-19, as well as the success of each country’s access to and implementation of a COVID-19 vaccination program. Overall, our results for the first nine months of 2021 were better than we anticipated in Europe, Asia Pacific and North America where vaccination programs were successful in containing the spread of COVID-19, enabling local jurisdictions to ease restrictions on our customer base. While we expect this momentum to continue for the balance of the 2021 year, the COVID-19 outbreak continues to be fluid, and the extent to which the pandemic will continue to impact our business remains largely uncertain and could continue to be significant for the foreseeable future.

Accounts receivable collections. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments or payments at all during the pandemic under their subscription agreements. In 2020, and to a lesser extent in 2021, we entered into repayment arrangements with the majority of non-paying customers, and as government lockdowns and shelter in place orders were lifted, we experienced a significant improvement in collections as businesses reopened. We remain fully focused on reactivating collections with those at-risk accounts that have struggled through the pandemic but show signs of viability. As of September 30, 2021, our allowance for doubtful accounts stands at $11.5 million, which represents 13.9% of the gross outstanding accounts receivable as of that date. This represents a decrease of $0.8 million from our June 30, 2021 allowance for doubtful accounts balance of $12.3 million.

With the recent regulatory approvals and successful rollout of COVID-19 vaccines, combined with a relaxation of government restrictions in certain markets we operate in, our collection experience continues to improve, with collections in our largest subscription markets averaging 87% of our billings in January 2021, 92% in February 2021, 98% in March 2021, 92% in April 2021, 95% in May 2021, 93% in June 2021, 92% in July 2021, 100% in August 2021 and 97% in September 2021. As a result of the improved collections experience, we recorded a recovery of bad debt expense of $3.2 million in the second quarter of 2021. This recovery directly relates to a reactivation of customers that we previously provided a bad debt allowance for. We will continue our proactive approach to collections of our accounts receivable and will revisit our allowance for doubtful accounts during the next quarter.

Mitigation efforts. We are focused on continuing to mitigate the impacts of the COVID-19 pandemic on our business to the extent possible. Our mitigation efforts include the following:

•

Accounts Receivables Collections Initiatives. We have made repayment arrangements with the majority of our non-paying subscription customers to collect temporarily reduced monthly payments where possible and/or deferred amounts in expectation of full collection as business activities continue to resume. We modified our payment arrangements with these subscription customers such that past due amounts are scheduled to be repaid over a three to six month period. We made further adjustments with the emergence of the second and third COVID-19 waves, where payment arrangements from the first or second waves were not fully honored, but we continue to work with these customers to formulate revised payment plans. Based on our interactions and arrangements in place thus far with our subscription customers, the majority have recommenced payments in those jurisdictions where business has resumed. While the repayment arrangements and improvements in collections activities made thus far have resulted in our cash collections rate averaging at or close to pre-COVID-19 levels, we may not be successful in collecting all outstanding amounts.

•

Government Assistance Programs. In 2020, certain of our subsidiaries applied for government assistance programs and received loans and other government subsidies in the aggregate of $5.3 million, including $4.1 million in PPP Loans under the PPP. The terms of these government assistance programs vary by jurisdiction. See Note 12 “Government Assistance Programs” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report. In 2021, we applied for partial forgiveness of the PPP Loans with the SBA and received partial forgiveness in the total amount of $2.8 million of original PPP Loans as of September 30, 2021.

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

The extent to which the COVID-19 pandemic may continue to impact our business, operating results, financial condition, and liquidity in the future will depend on future developments, which we cannot predict with reasonable accuracy, including the duration and severity of the pandemic, travel restrictions, business and workforce disruptions, the impact of COVID-19 variants and the effectiveness of actions taken to contain and treat the disease in each of the markets in which we operate. While our business has clearly improved and we expect this momentum to continue through the fourth quarter of 2021, the situation surrounding COVID-19, and in particular, the COVID-19 variants, remains fluid, and the potential for additional negative impacts on our results of operations, financial condition and liquidity increases the longer the pandemic impacts activity levels in the countries in which we operate.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of marketing supplies and kits, consumables and (3) service revenue from the sale of our VeroGrafters technician services, and our extended warranty service contracts provided to existing customers.

System Revenue

For the three and nine months ended September 30, 2021, approximately 61% and 56%, respectively, of our system revenues were derived from our subscription model. For the three and nine months ended September 30, 2020, approximately 56% and 57%, respectively, of our system revenues were derived from our subscription model. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. The significantly reduced up-front financial commitment, coupled with less onerous credit and disclosure requirements, is intended to make our subscription-based sales program more appealing and affordable to customers, including non-traditional providers of aesthetic services such as family practice physicians, general practice physicians, and operators of medical aesthetic spas. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three and nine months ended September 30, 2021, approximately 29% and 36%, respectively, of our system revenues were derived from traditional sales. For the three and nine months ended September 30, 2020, approximately 37% and 37%, respectively, of our system revenues were derived from traditional sales. Customers generally demand higher discounts in connection with these types of sales. We recognize revenues from products sold to customers based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the separate performance obligations in the contract; and (5) recognition of revenue when (or as) the entity satisfies a performance obligation.

We do not grant rights of return or early termination rights to our customers under either our traditional sales or subscription models. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the three and nine months ended September 30, 2021, approximately 10% and 8%, respectively, of our system revenues were derived from distributor sales. For the three and nine months ended September 30, 2020, approximately 7% and 6%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

Procedure Based Revenue

We generate revenue from the harvesting, site making, and implantation procedures performed with our ARTAS system. The harvesting procedure, as the name suggests, is the act of harvesting hair follicles from the patient’s scalp for implantation in the prescribed areas. To perform these procedures, a disposable clinical kit is required. These kits can be large (with an unlimited number of harvests) or small (with a maximum of 1,100 harvests). The customer must place an online order with us for the number and type of kits desired and make a payment. Upon receipt of the order and the related payment, we ship the kit(s) and the customer must scan the barcode on the kit label in order to perform the procedure. Once the kits are exhausted, the customer must purchase additional kits. The site making procedure uses the ARTAS system to create a recipient site (i.e., site making) in the patient’s scalp affected by androgenic alopecia (or male pattern baldness). The site making procedure also requires a disposable site making kit. The site making kits are sold to customers in the same manner as the harvesting procedures. The implantation procedure utilizes the same disposal kit that is used for site making and involves immediately implanting follicles into the created recipient site. The implantation kits are sold to customers in the same manner as the harvesting and site making kits.

Other Product Revenue

We also generate revenue from our customer base by selling Glide (a cooling/conductive gel which is required for use with many of our systems), marketing supplies and kits, various consumables and disposables, replacement applicators and handpieces, and ARTAS system training.

Service Revenue

We generate ancillary revenue from our existing customers by selling additional services including VeroGrafters technician services for hair restoration using our NeoGraft and ARTAS systems and extended warranty service contracts.

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

General and Administrative. Our general and administrative costs primarily consist of expenses associated with our executive, accounting and finance, legal and human resource departments and intellectual property portfolio. These expenses consist of personnel-related expenses (primarily salaries, benefits, incentive compensation and stock-based compensation) and allocated facilities costs, audit fees, legal fees, consultants, travel, insurance, and bad debt expense. During the normal course of operations, we may incur bad debt expense on accounts receivable balances that are deemed to be uncollectible.

Research and Development. Our research and development costs primarily consist of personnel-related costs (primarily salaries, benefits, incentive compensation, and stock-based compensation), material costs, amortization of intangible assets, regulatory affairs, clinical costs, and facilities costs in our Yokneam, Israel and San Jose, California research centers. Our ongoing research and development activities are primarily focused on improving and enhancing our current technologies, products, and services, and on expanding our current product offering with the introduction of new products and expanded indications.

We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in absolute dollars as we continue to invest in research, clinical studies, regulatory affairs, and development activities, but to decline as a percentage of revenue as our revenue increases over time.

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 3.08% for the MSLP Loan and 8.0% for the Notes as of September 30, 2021 and 3.14% for the MSLP Loan and 8.0% for the Notes as of December 31, 2020.

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

Income tax expense is recognized based on the actual taxable loss incurred during the three and nine months ended September 30, 2021.

Non-Controlling Interests

We have minority shareholders in one jurisdiction in which we have direct operations. For accounting purposes, these minority partners are referred to as non-controlling interests, and we record the non-controlling interests’ share of earnings in our subsidiaries as a separate balance within stockholders’ equity in the consolidated balance sheets and consolidated statements of stockholders’ equity.

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Statements of Profit (Loss):	(dollars in thousands)		(dollars in thousands)
Revenue:
Leases	$12,634	$9,431	$33,958	$23,709
Products and services	11,929	11,249	39,030	28,475
Total revenue	24,563	20,680	72,988	52,184
Cost of goods sold	7,257	7,177	21,731	17,504
Gross profit	17,306	13,503	51,257	34,680
Operating expenses:
Selling and marketing	8,775	5,657	26,743	18,813
General and administrative	11,990	11,291	31,983	40,057
Research and development	1,930	1,849	6,005	6,043
Goodwill impairment	—	—	—	27,450
Gain on forgiveness of government assistance loans	—	—	(2,775)	—
Total operating expenses	22,695	18,797	61,956	92,363
Loss from operations	(5,389)	(5,294)	(10,699)	(57,683)
Other expenses:
Foreign exchange loss	1,645	1,096	2,489	4,209
Finance expenses	1,000	1,897	4,046	6,522
Loss on disposal of subsidiaries	188	—	188	385
Loss before income taxes	(8,222)	(8,287)	(17,422)	(68,799)
Income tax expense (benefit)	616	(966)	609	(1,010)
Net loss	$(8,838)	$(7,321)	$(18,031)	$(67,789)
Deemed dividend	—	—	—	(3,564)
Net loss attributable to the Company	(9,798)	(7,243)	(18,680)	(70,585)
Net income (loss) attributable to noncontrolling interest	960	(78)	649	(768)
Net loss	$(8,838)	$(7,321)	$(18,031)	$(67,789)
As a % of revenue:
Revenues	100%	100%	100%	100%
Cost of goods sold	29.5	34.7	29.8	33.5
Gross profit	70.5	65.3	70.2	66.5
Operating expenses:
Selling and marketing	35.7	27.4	36.6	36.1
General and administrative	48.8	54.6	43.8	76.8
Research and development	7.9	8.9	8.2	11.6
Goodwill impairment	—	—	—	52.6
Gain on forgiveness of government assistance loans	—	—	(3.8)	—
Total operating expenses	92.4	90.9	84.9	177.0
Loss from operations	(21.9)	(25.6)	(14.7)	(110.5)
Foreign exchange loss	6.7	5.3	3.4	8.1
Finance expenses	4.1	9.2	5.5	12.5
Loss on disposal of subsidiaries	0.8	—	0.3	0.7
Loss before income taxes	(33.5)	(40.1)	(23.9)	(131.8)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues by region:
United States	$12,962	$7,784	$37,025	$22,339
International	11,601	12,896	35,963	29,845
Total revenue	$24,563	$20,680	$72,988	$52,184

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues by product:
Subscription—Systems	$12,634	$9,431	$33,958	$23,709
Products—Systems	8,022	7,503	26,526	17,758
Products—Other (1)	2,961	2,631	9,330	7,136
Services (2)	946	1,115	3,174	3,581
Total revenue	$24,563	$20,680	$72,988	$52,184

(1)	Products-Other include ARTAS procedure kits and other consumables.
(2)	Services include VeroGrafters technician services and extended warranty sales.

Comparison of the three months ended September 30, 2021 and 2020

Revenues

	Three Months Ended September 30,
	2021		2020		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$12,634	51.4	$9,431	45.6	$3,203	34.0
Products—Systems	8,022	32.6	7,503	36.3	519	6.9
Products—Other	2,961	12.1	2,631	12.7	330	12.5
Services	946	3.9	1,115	5.4	(169)	(15.2)
Total	$24,563	100.0	$20,680	100.0	$3,883	18.8

Total revenue increased by $3.9 million, or 18.8%, to $24.6 million for the three months ended September 30, 2021 from $20.7 million for the three months ended September 30, 2020. The increase in revenue was a result of increased revenue in the United States of $5.2 million partially offset by decreased revenue in international markets of $1.3 million. The increase in revenue in the United States was driven by continued focus and sales investment in the United States given the reduced lockdown measures. Decrease in revenue in the international markets is explained by global supply chain challenges as we were unable to fulfill a combined $2.4 million of purchase orders in Asia Pacific, EMEA and Latin America. We intend to fulfil the purchase order backlog in the fourth quarter of fiscal year 2021, and the first quarter of fiscal 2022.

We sold an aggregate of 383 systems in the three months ended September 30, 2021 compared to 333 systems in the three months ended September 30, 2020. The percentage of systems revenue derived from our subscription model was approximately 61% in the three months ended September 30, 2021 compared to 56% in the three months ended September 30, 2020. The percentage increase is attributable to a strong performance of our Bliss system sales in the quarter.

Other product revenue increased by $0.3 million, or 12.5%, to $2.9 million in the three months ended September 30, 2021 compared to $2.6 million in the three months ended September 30, 2020. The increase was driven by stronger performance on ARTAS kits, Venus Viva tips and other consumables.

Services revenue decreased by $0.2 million, or 15.2%, to $0.9 million in the three months ended September 30, 2021, compared to $1.1 million in the three months ended September 30, 2020. The decrease was driven by lower warranty sales and lower revenues generated by our VeroGrafters technician services.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $0.1 million, or 1.1%, to $7.3 million in the three months ended September 30, 2021, compared to $7.2 million in the three months ended September 30, 2020. Gross profit increased by $3.8 million, or 28.2%, to $17.3 million in the three months ended September 30, 2021, compared to $13.5 million in the three months ended September 30, 2020. The increase in gross profit is primarily due to an increase in revenue in the United States driven by our continued focus in this lucrative market. Gross margin was 70.5% of revenue in the three months ended September 30, 2021, compared to 65.3% of revenue in the three months ended September 30, 2020. The increase in gross profit percentage is primarily driven by higher sales of consumables, improved revenue mix of system sales sold under our subscription program primarily tracing to sales of the Venus Bliss.

Operating expenses

	Three Months Ended September 30,
	2021		2020		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$8,775	35.7	$5,657	27.4	$3,118	55.1
General and administrative	11,990	48.8	11,291	54.6	699	6.2
Research and development	1,930	7.9	1,849	8.9	81	4.4
Total operating expenses	$22,695	92.4	$18,797	90.9	$3,898	20.7

Selling and Marketing. Selling and marketing expenses increased by $3.1 million or 55.1% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase is largely due to our increased focus in the United States, and reinvestment in key markets that benefited from the global economic recovery enabled by reduced lockdown measures improving our ability to sell into these channels. As a percentage of total revenues, our selling and marketing expenses increased by 8.3%, from 27.4% in the three months ended September 30, 2020 to 35.7% in the three months ended September 30, 2021. As the business environment improves, we expect selling and marketing expenses to continue to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses increased by $0.7 million or 6.2% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to reinvestment in key markets that benefited from the global economic recovery. As a percentage of total revenues, our general and administrative expenses decreased by 5.8%, from 54.6% in the three months ended September 30, 2020, to 48.8% in the three months ended September 30, 2021, primarily due to an improvement in revenues.

Research and Development. Research and development expenses increased by $0.1 million or 4.4% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase is due to a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses decreased by 1.0%, from 8.9% in the three months ended September 30, 2020, to 7.9% in the three months ended September 30, 2021.

Foreign exchange loss. We had a foreign exchange loss of $1.6 million in the three months ended September 30, 2021 and foreign exchange loss of $1.1 million in the three months ended September 30, 2020. It increased by $0.5 million or 50.1% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses decreased by $0.9 million or 47.3%, from $1.9 million in the three months ended September 30, 2020, compared to $1.0 million in the three months ended September 30, 2021, mostly due to a lower average interest rate resulting from refinancing of our long-term debt partially offset by a higher long-term debt balance and increased amortization of deferred finance costs. See “—Liquidity and Capital Resources” below.

Loss on disposal of subsidiaries. In the third quarter of 2021 we sold our 80% share in our subsidiary, Venus Concept Africa (Pty) Ltd., to a non-controlling shareholder for a nominal cash consideration. The disposal resulted in a loss of approximately $0.2 million.

Income Tax Expense. We had an income tax expense of $0.6 million in the three months ended September 30, 2021 compared to a $1.0 million income tax benefit in the three months ended September 30, 2020. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2021, geographic sales mix, changes in timing of deductible expenses and derecognition of loss carryforwards, resulted in a $0.6 million income tax expense.

Comparison of the nine months ended September 30, 2021 and 2020

Revenues

	Nine Months Ended September 30,
	2021		2020		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$33,958	46.5	$23,709	45.4	$10,249	43.2
Products—Systems	26,526	36.4	17,758	34.0	8,768	49.4
Products—Other	9,330	12.8	7,136	13.7	2,194	30.7
Services	3,174	4.3	3,581	6.9	(407)	(11.4)
Total	$72,988	100.0	$52,184	100.0	$20,804	39.9

Total revenue increased by $20.8 million, or 39.9%, to $73.0 million for the nine months ended September 30, 2021 compared to $52.2 million for the nine months ended September 30, 2020. The increase in revenue was a result of increased revenue in the United States of $14.7 million and increased revenue in international markets of $6.1 million. The increase in revenue in both the United States and international markets was driven by our focus on key markets that benefited from the global economic recovery that resulted from the successful rollout of COVID-19 vaccines and the success of lockdown measures resulting in reduced lockdown restrictions in the major markets in which we operate. We were successful in reinvesting and refocusing our efforts in the United States and other countries that were able to contain the spread of COVID-19, enabling local jurisdictions to ease restrictions on our customer base which positively impacted our ability to sell into these channels.

We sold an aggregate of 1,145 systems in the nine months ended September 30, 2021 compared to 853 systems in the nine months ended September 30, 2020. The percentage of systems revenue derived from our subscription model was approximately 56% in the nine months ended September 30, 2021 and is comparable to 57% in the nine months ended September 30, 2020.

Other product revenue increased by $2.2 million, or 30.7%, to $9.3 million in the nine months ended September 30, 2021 compared to $7.1 million in the nine months ended September 30, 2020. The increase was driven by stronger performance on ARTAS kits, Venus Viva tips and other consumables.

Services revenue decreased by $0.4 million, or 11.4%, to $3.2 million in the nine months ended September 30, 2021 compared to $3.6 million in the nine months ended September 30, 2020. The decrease was driven by the suspension of operations of the 2two5 marketing services in the second half of 2020.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $4.2 million, or 24.1%, to $21.7 million in the nine months ended September 30, 2021, compared to $17.5 million in the nine months ended September 30, 2020. Gross profit increased by $16.6 million, or 47.8%, to $51.3 million in the nine months ended September 30, 2021, as compared to $34.7 million in the nine months ended September 30, 2020. The increase in gross profit is primarily due to an increase in revenue in both the United States and international markets driven by our focus on key markets that benefited from the global economic recovery that resulted from the successful rollout of COVID-19 vaccines and the success of lockdown measures positively impacting our ability to sell into these channels. Gross margin was 70.2% of revenue in the nine months ended September 30, 2021, compared to 66.5% of revenue in the nine months ended September 30, 2020. The increase in gross profit percentage is primarily driven by higher sales of consumables, improved revenue mix of system sales sold under our subscription program primarily tracing to sales of the Venus Bliss and the discontinuation of our 2two5 advertising agency services.

Operating expenses

	Nine Months Ended September 30,
	2021		2020		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$26,743	36.6	$18,813	36.1	$7,930	42.2
General and administrative	31,983	43.8	40,057	76.8	(8,074)	(20.2)
Research and development	6,005	8.2	6,043	11.6	(38)	(0.6)
Goodwill impairment	-	—	27,450	52.6	(27,450)	(100.0)
Gain on forgiveness of government assistance loans	(2,775)	(3.8)	—	—	(2,775)	100.0
Total operating expenses	$61,956	84.8	$92,363	177.1	$(30,407)	(32.9)

Selling and Marketing. Selling and marketing expenses increased by $7.9 million or 42.2% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase is largely due to our reinvestment in the United States and other key markets that benefited from the global economic recovery enabled by reduced lockdown measures benefiting our ability to sell into these channels. As a percentage of total revenues, our selling and marketing expenses increased by 0.5%, from 36.1% in the nine months ended September 30, 2020 to 36.6% in the nine months ended September 30, 2021, driven by an improvement in revenues. As the business environment improves, we expect selling and marketing expenses to continue to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses decreased by $8.1 million or 20.2% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower bad debt expenses in 2021. As a percentage of total revenues, our general and administrative expenses decreased by 33.0%, from 76.8% in the nine months ended September 30, 2020, compared to 43.8% in the nine months ended September 30, 2021, primarily due to an improvement in revenues.

Research and Development. Research and development expenses decreased by $38 thousand or 0.6% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The slight decrease is due to synergies realized across our research and development teams in both Israel and San Jose, California, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses decreased by 3.4%, from 11.6% in the nine months ended September 30, 2020, to 8.2% in the nine months ended September 30, 2021, due to an improvement in revenues.

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

Gain on forgiveness of government assistance loans. In 2021, we applied for and received partial forgiveness of the PPP Loans with the SBA in the aggregate amount of $2.8 million of original PPP Loans as of September 30, 2021.

Foreign exchange loss. We had a foreign exchange loss of $2.5 million in the nine months ended September 30, 2021 and a foreign exchange loss of $4.2 million in the nine months ended September 30, 2020. It decreased by $1.7 million or 40.9% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Changes in foreign are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses decreased by $2.5 million or 38.0%, from $6.5 million in the nine months ended September 30, 2020, compared to $4.0 million in the nine months ended September 30, 2021, mostly due to a lower average interest rate on our long-term debt as a result of refinancing this debt in the fourth quarter of 2020, partially offset by a higher long-term debt balance and increased amortization of deferred finance costs. See “—Liquidity and Capital Resources” below.

Loss on disposal of subsidiaries. In the third quarter of 2021 we sold our 80% share in our subsidiary, Venus Concept Africa (Pty) Ltd., to a non-controlling shareholder for a nominal cash consideration. The disposal resulted in a loss of approximately $0.2 million. In the second quarter of 2020 we sold our share in our subsidiary in Bulgaria as we are focused on markets with higher growth and profit potential. The disposal resulted in a loss of $0.4 million.

Income Tax Expense. We had an income tax expense of $0.6 million in the nine months ended September 30, 2021 compared to a $1.0 million income tax benefit in the nine months ended September 30, 2020. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2021, geographic sales mix, changes in timing of deductible expenses and derecognition of loss carryforwards, resulted in a $0.6 million income tax expense.

Liquidity and Capital Resources

We had $15.9 million and $34.4 million of cash and cash equivalents as of September 30, 2021, and December 31, 2020, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $77.8 million as of September 30, 2021, including the MSLP Loan of $50.2 million, convertible notes of $26.7 million including closing fees of $1.6 million, and government assistance loans of $0.9 million, compared to total debt obligations of approximately $79.6 million as of December 31, 2020.

Our working capital requirements reflect the growth of our business over the last few years, in particular, the shift from a traditional sales model to a subscription model. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 56:44 in the nine months ended September 30, 2021, compared to 57:43 in the nine months ended September 30, 2020. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

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

CNB Loan Agreement

Through August 26, 2021 we had a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries in the maximum principal amount of $10.0 million, to be used to finance working capital requirements. As of December 31, 2020, a portion of the proceeds from the MSLP Loan described above was used to repay $3.2 million of outstanding borrowings under the CNB Loan Agreement. There was $nil outstanding balance as of August 26, 2021 and December 31, 2020.

On August 26, 2021 we entered into the Amended CNB Loan Agreement with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced to $5.0 million at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3.0 million to $1.5 million, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. For additional information on the Amended CNB Loan Agreement, see Note 11 “Credit Facility” to our unaudited condensed consolidated financial statements included elsewhere in this report.

In connection with the Amended CNB Loan Agreement, (i) Venus Ltd. entered into the CNB Guaranty pursuant to which Venus Ltd. agreed to guarantee the obligations under the Amended CNB Loan Agreement, (ii) we and Venus USA entered into the CNB Security Agreement pursuant to which we and Venus USA agreed to grant CNB a security interest in substantially all of their assets to secure the obligations under the CNB Loan Agreement, (iii) we issued the CNB Note in the amount of $5.0 million with a maturity date of July 24, 2023 and (iv) our obligations pursuant to certain of our outstanding promissory notes were reaffirmed as subordinated to our indebtedness owing to CNB pursuant to the Subordination Supplement by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, us and CNB.

As of September 30, 2021 and December 31, 2020, we were in compliance with all required covenants.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into a purchase agreement (the “Equity Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that we can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed 7.8 million shares (subject to adjustment) of common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Equity Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Equity Purchase Agreement equals or exceeds $3.9755 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules). Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of our issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park (as defined above).

No shares were issued and sold to Lincoln Park in the three and nine months ended September 30, 2021.

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

If we and/or Venus USA default on our or its respective PPP Loan (i) events of default will occur under the Amended CNB Loan Agreement and the MSLP Loan Agreement, and (ii) we and/or Venus USA may be required to immediately repay their respective PPP Loan.

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

Capital Resources

As of September 30, 2021, we had capital resources consisting of cash and cash equivalents of approximately $15.9 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

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

We are restricted by covenants in the MSLP Loan, the Amended CNB Loan Agreement, the PPP Loans, the Madryn Security Agreement and other government assistance programs. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In the event that the pandemic and the economic disruptions it has caused continue for an extended period of time, we cannot assure you that we will remain in compliance with the financial covenants contained in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms, if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(19,370)	$(28,780)
Cash used in investing activities	(234)	(119)
Cash provided by financing activities	1,088	26,011
Net decrease in cash, cash equivalents and restricted cash	$(18,516)	$(2,888)

Cash Flows from Operating Activities

For the nine months ended September 30, 2021, cash used in operating activities consisted of a net loss of $18.0 million and an investment in net operating assets of $4.9 million, partially offset by non-cash operating expenses of $3.6 million. The investment in net operating assets was primarily attributable to an increase in inventories of $4.4 million, an increase in advances to suppliers of $0.1 million, an increase in prepaid expenses of $0.1 million, an increase in other long-term assets of $0.1 million, a decrease in accounts payable of $1.6 million, a decrease in accrued expenses and other current liabilities of $3.1 million, a decrease in severance pay funds of $0.1 million, and a decrease in other non-current liabilities of $0.1 million. This was partially offset by a decrease in accounts receivable of $3.5 million, primarily due to stronger collections as customers start to recover from the pandemic globally during 2021, a decrease in other current assets of $0.9 million and increase in unearned interest income of $0.1 million. The non-cash operating expenses consisted mainly of a recovery for bad debts of $0.6 million, depreciation and amortization of $3.8 million, finance expenses and accretion of $1.0 million, stock-based compensation expense of $1.6 million, provision for inventory obsolescence of $1.1 million, loss on the sale of a subsidiary of $0.2 million, gain on forgiveness of government assistance loans of $2.8 million and deferred tax recovery of $0.7 million.

For the nine months ended September 30, 2020, cash used in operating activities consisted of a net loss of $67.8 million and an investment in net operating assets of $7.7 million, partially offset by non-cash operating expenses of $46.8 million. The investment in net operating assets was primary attributable to an increase in inventories of $1.6 million, an increase in other current assets of $3.5 million, a decrease in accrued expenses and other current liabilities of $6.6 million, a decrease in unearned interest income of $1.6 million and a decrease in other non-current liabilities of $0.7 million. This was partially offset by a decrease in accounts receivable of $5.3 million, primarily due to the decrease in subscription sales, a decrease in prepaid expenses by $0.5 million, a decrease in severance pay funds of $0.1 million and an increase in accounts payable of $0.5 million. The non-cash operating expenses consisted mainly of a goodwill impairment charge of $27.5 million, a provision for bad debts of $8.5 million, depreciation and amortization of $3.7 million, stock-based compensation expense of $1.6 million, provision for inventory obsolescence of $0.7 million, loss on the sale of a subsidiary of $0.4 million, a deferred tax benefit of $1.2 million, a change in the fair value of the earn-out liability for the purchase of NeoGraft of $0.3 million and finance expenses of $5.3 million.

Cash Flows from Investing Activities

In the nine months ended September 30, 2021, cash used in investing activities consisted of $0.2 million for the purchase of property and equipment and the proceeds from the sale of a subsidiary, net of $40 thousand of cash relinquished.

In the nine months ended September 30, 2020, cash used in investing activities consisted of $0.2 million for the purchase of property and equipment and $0.2 million of the proceeds from the sale of a subsidiary, net of $0.1 million of cash relinquished.

Cash Flows from Financing Activities

In the nine months ended September 30, 2021, cash provided by financing activities consisted primarily of proceeds from the exercise of 2020 December Public Offering Warrants of $0.9 million, proceeds from the exercise of options of $0.3 million, partially offset by the payment of the NeoGraft earn-out liability of $0.1 million.

In the nine months ended September 30, 2020, cash provided by financing activities consisted primarily of net proceeds from issuance of shares of common stock to Lincoln Park of $6.2 million, proceeds from the exercise of options of $0.1 million, net proceeds from the 2020 Private Placement of $20.3 million and proceeds from government assistance loans of $4.1 million partially offset by repayment of $3.9 million under the Credit Facility, payment of dividends from a subsidiary to a non-controlling interest of $0.2 million and payment of the NeoGraft earn-out liability of $0.5 million.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of September 30, 2021, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $24.5 million. In addition, as of September 30, 2021, we had $2.9 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of September 30, 2021, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$3,358	$14,633	$73,942	-	$91,933
Operating leases	1,214	1,894	1,817	1,277	6,202
Purchase and service commitments	24,939	-	-	-	24,939
Total contractual obligations	$29,511	$16,527	$75,759	$1,277	$123,074

On March 25, 2021, we entered into an endorsement agreement for the services of Venus Williams, four-time Olympic Gold Medalist, seven-time Grand Slam Champion and entrepreneur, pursuant to which Ms. Williams will act as a brand ambassador for Venus Bliss.

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

Revenue Recognition

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and (3) service revenue from the sale of our VeroGrafters technician services, and our extended warranty service contracts provided to existing customers.

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

Long-term receivables

Long-term receivables relate to revenue from our subscription agreements or other contracts which stipulate payment terms exceeding one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease which ranged between 8% to 9% for the nine months ended September 30, 2021 and September 30, 2020, respectively. Unearned interest revenue represents the interest-only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2021, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Management’s Report on Internal Control Over Financial Reporting

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three and nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below and the risk factors described under Part I, Item 1A. “Risk Factors” in our latest Form 10-K for the year ended December 31, 2020, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included herein, and the risk factors previously disclosed in Part II Item 1A,“Risk Factors” in our Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021, respectively, which are incorporated by reference herein and Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2020.

Our subscription-based model exposes us to the credit risk of our customers over the life of the subscription agreement. In the event that our customers fail to make the monthly payments under their subscription agreements, our financial results may be adversely affected.

For the nine months ended September 30, 2021 and 2020, approximately 56% and 57%, respectively, of our system revenues were derived from our subscription-based model. Although the ARTAS system is not available under our subscription-based model, we expect our subscription-based business to continue to represent the majority of our revenue for the foreseeable future. We collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract value collected in the first year. For accounting purposes, these arrangements are considered sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. As part of our sales and marketing effort, we do not generally require our customers to undergo a formal credit check as is typically required with third-party equipment lease financing. Instead, to ensure that each monthly installment is made on time and that customers’ systems are serviced in accordance with the terms of the warranty, every system requires a monthly activation code, which we provide upon receiving each monthly installment. If a customer does not timely pay a monthly installment, the customer will not receive an activation code and will be unable to use the system. Because this process does not protect us from the economic impact of a customer’s failure to make its monthly payments, our current practice is to maintain a purchase money security interest over the devices sold, which affords us with priority as a secured creditor and entitles us to certain rights of recovery of the device in the event of a customer default or bankruptcy. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all monthly installments due under the contract. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments, or payments at all, under their subscription agreements which resulted in higher than anticipated bad debt expense over the course of fiscal year 2020 and the first quarter of fiscal year 2021. Despite the recent improvements we have seen in our collection and bad debt recovery experience as the business activities of our customers continue to recover, we cannot assure you that our customers will resume payments under their subscription agreements or that we will not experience customer defaults even after local economies fully reopen for business. In the event that there is a default by any customer to whom we have sold products and/or services under subscription agreement, we may recognize bad debt expenses in our general and administrative expenses. If this bad debt expense is material, it could negatively affect our results of operations and operating cash flows.

Risks related to our ability to manufacture and/or sell our products may be impaired by disruption to our manufacturing, warehousing or distribution capabilities, or to the capabilities of our suppliers, contract manufacturers, logistics service providers or independent distributors.

The Company maintains manufacturing operations at its facilities in San Jose, California and Yokneam, Israel. We rely on third-party suppliers and manufacturers in various countries to produce components and provide raw materials used in the manufacturing of our products. The pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many regions. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third-party suppliers and manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications and we may need to seek alternate supply and/or manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the three and nine months ended September 30, 2021.

Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1
3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1
3.3	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2
10.1	Fourth Amended and Restated Loan Agreement, dated as of August 26, 2021, by and among Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	08-30-21	10.1
10.2	Fourth Amended and Restated Guaranty of Payment and Performance, dated as of August 26, 2021, by Venus Concept Ltd. in favor of City National Bank of Florida.	8-K	08-30-21	10.2
10.3	Third Amended and Restated Security Agreement, dated as of August 26, 2021, by and among Venus Concept Inc., Venus Concept USA Inc., and City National Bank of Florida.	8-K	08-30-21	10.3
10.4	Fifth Amended and Restated Revolving Promissory Note, dated as of August 26, 2021, by Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., in favor of City National Bank of Florida.	8-K	08-30-21	10.4
10.5	Supplement to Subordination of Debts Agreement, dated as of August 26, 2021, by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank of Florida, and Venus Concept Inc.	8-K	08-30-21	10.5
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Venus Concept Inc.

Date: November 12, 2021	By:	/s/ Domenic Serafino
Domenic Serafino
Chief Executive Officer

Date: November 12, 2021	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer