Form 10-K/A
period 2020-12-31
Venus Concept Inc.
filed 2021-12-22
CIK 1409269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS TO BE INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Venus Concept Inc. (the “Company”) for the fiscal year ended December 31, 2020, initially filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021 (the “Original Filing”), is being filed to correct an administrative error in the Original Filing. The Original Filing did not include the correct signature page to the principal executive officer certification dated March 29, 2021 (the “CEO Certification”) filed as Exhibit 31.1 to the Original Filing.

This Amendment is being filed solely to correct the signature page to the CEO Certification. This Amendment includes Item 15 of Part IV of the Original Filing that includes (i) the corrected CEO Certification and (ii) as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer (together, the “New Certifications”) pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Except for the foregoing amended information, this Amendment does not amend or update any other information contained in the Original Filing. This Amendment does not reflect events occurring after the filing of the Form 10-K (i.e., occurring after March 29, 2021) or modify or update those disclosures that may be affected by subsequent events. Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

PART IV
Item 15.	Exhibits, Consolidated Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

3. Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan or Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	3-15-19	2.1

2.2	Amendment No. 1, dated August 14, 2019, to the Agreement and Plan of Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	8-20-19	2.1

2.3	Second Amendment to the Agreement and Plan of Merger and Reorganization, dated as of October 31, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd. and Venus Concept Ltd.	8-K	10-31-19	2.1

2.4	Master Asset Purchase Agreement between Venus Concept Ltd., the Neograft entities, Medicamat and Miriam Merkur, dated January 26, 2018.	10-K	3-30-20	2.4

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

4.1	Description of Securities.	10-K	3-29-21	4.1

4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2

4.3	Form of 2020 Warrant.	10-K	3-29-21	4.3

4.4	Amendment to 2019 Warrant.	8-K	3-10-20	4.1

4.5	Form of 2019 Warrant.	8-K	11-7-19	4.1

4.6	Form of Madryn Warrant.	8-K	11-7-19	4.2

4.7	Form of Warrant to Purchase Stock, dated November 7, 2019, by and between Venus Concept Inc. and Solar Capital Ltd.	8-K	11-7-19	4.3

4.8	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Solar Capital Ltd.	10-K	3-20-19	4.10

4.9	Form of Warrant to Purchase Stock, dated May 19, 2015, by and between Restoration Robotics, Inc. and Oxford Finance LLC.	10-K	3-30-20	4.9

4.10	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Western Alliance Bank.	10-K	3-30-20	4.10

4.11	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and SUNS SPV LLC.	10-K	3-30-20	4.11

4.12	Securities Purchase Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3-30-20	4.12

4.13	Registration Rights Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3-30-20	4.13

4.14	Amended and Restated Investors’ Rights Agreement, dated February 7, 2013, by and among Restoration Robotics, Inc. and the investors listed therein, as amended.	S-1	9-1-17	10.10

10.1	Registration Rights Agreement, dated November 7, 2019, by and between Venus Concept Inc. and the investors listed therein.	8-K	11-7-19	10.2

10.2	Registration Rights Agreement, dated November 7, 2019, by and between Venus Concept Inc. and the investors listed therein.	8-K	11-7-19	10.15

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.3	Registration Rights Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC.	8-K	6-16-20	10.2

10.4	Second Amended and Restated Loan Agreement, dated March 20, 2020, by and among Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.1

10.5	Second Amended and Restated Guaranty of Payment and Performance, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3- 24-20	10.2

10.6	Third Amended and Restated Revolving Promissory Note, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3- 24-20	10.3

10.7	Security Agreement, dated as of March 20, 2020, by and between Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.4

10.8†	License Agreement, dated July 25, 2006 by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.7

10.9†	First Amendment to License Agreement, dated January 5, 2009, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.8

10.10†	Second Amendment to License Agreement, dated February 23, 2015, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.9

10.11#	Venus Concept Inc. 2019 Incentive Award Plan.	8-K	11-7-19	10.21

10.12#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	10-K	3-30-20	10.24

10.13#	2017 Incentive Award Plan.	S-8	10-17-17	99.7

10.14#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.26

10.15#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.27

10.16#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.28

10.17#	2017 Employee Stock Purchase Plan.	S-8	10-17-17	99.11

10.18#	Non-Employee Director Compensation Program.	S-1/A	9-18-17	10.35

10.19#	2015 Equity Incentive Plan.	S-8	10-17-17	99.4

10.20#	Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.23

10.21#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.24

10.22#	Venus Concept Ltd. 2010 Israeli Employee Share Option Plan.	8-K	11-7-19	10.20

10.23#	Employment Agreement by and between Venus Concept Ltd. and Domenic Serafino, effective January 1, 2016.	8-K	11-7-19	10.16

10.24#	Employment Agreement by and between Venus Concept Ltd. and Domenic Della Penna, effective September 5, 2017.	8-K	11-7-19	10.17

10.25#	Employment Agreement by and between Venus Concept UK, Ltd. and Søren Maor Sinay, effective August 6, 2019.	8-K	11-7-19	10.18

10.26#	Employment Agreement, dated January 24, 2020, by and between Chad A. Zaring and Venus Concept Inc.	8-K	1-30-20	10.1

10.27#	Form of Indemnification Agreement between Venus Concept Inc. and each of its directors and executive officers.	8-K	11-7-19	10.19

10.28	Lease Agreement, dated April 16, 2012, by and between Legacy Partners I San Jose, LLC and Restoration Robotics, Inc.	S-1	9-1-17	10.5

10.29	First Amendment to Lease Agreement, dated April 27, 2016, by and between G&I VIII Baytech LP and Restoration Robotics, Inc. and Tenant Estoppel Certificate, dated March 30, 2017, acknowledging Bridge III CA Alviso Tech Park, LLC as successor-in-interest to Landlord thereto.	S-1	9-1-17	10.6

10.30	Second Amendment to Lease Agreement, dated November 7, 2019, by and between Bridge III CA Alviso Tech Park, LLC and Venus Concept Inc.	10-K	3-30-20	10.48

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.31	Lease between 235 Investment Limited, Venus Concept Canada Corp and Venus Concept Ltd, dated March 29, 2019.	10-K	3-30-20	10.49

10.32	Assumption and Amendment Agreement by and between Venus Concept USA Inc., and Jack Fisher ND., dated as of February 8, 2018.	10-K	3-30-20	10.50

10.33†	Head of Medical Advisory Board Agreement by and between Venus Concept Ltd. and Dr. Neil Sadick, dated as of June 1, 2016, as amended by 1st Amendment to Head of Medical Advisory Board Agreement, dated as of September 24, 2018.	10-K	3-30-20	10.51

10.34†	Quality Agreement, dated November 19, 2017, by and between Venus Concept Ltd. and R.H. Technologies Ltd.	10-K	3-30-20	10.53

10.35†	Quality Agreement, dated October 11, 2011, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd. (signed December 3, 2017).	10-K	3-30-20	10.54

10.36†	Turn-Key Project Manufacturing Agreement, dated March 23, 2014, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd.	10-K	3-30-20	10.55

10.37	Quality Agreement, dated July 13/17 2018, by and between Venus Concept Ltd. and Electronique du Mazet.	10-K	3-30-20	10.56

10.38	Intellectual Property Rights Assignment, dated February 15, 2018, by and between Venus Concept Ltd. and Electronique du Mazet.	10-K	3-30-20	10-57

10.39	Consent to Transfer Confidentiality and Nonsolicitation Subcontracting Agreement, dated February 1, 2018, by and between Venus Concept Ltd. and Societe de Promotion et d'Equipement Medical Medicamat.	10-K	3-30-20	10-58

10.40	Manufacturing Agreement for Consumables, dated October 26, 2018, by and between NPI Solutions and Restoration Robotics, Inc.	10-K	3-30-20	10-59

10.41	SBA Payroll Protection Program Note dated April 21, 2020, by Venus Concepts Inc. and in favor of City National Bank of Florida.	8-K	4-30-20	10.2

10.42	Purchase Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC	8-K	6-16-20	10.1

10.43	Third Amended and Restated Loan Agreement dated as of December 9, 2020, by and among the Company, Venus Concept USA Inc., Venus Concept Canada Corp. and City National Bank of Florida.	8-K/A	12-15-20	10.1

10.44	Second Amended and Restated Security Agreement dated as of December 9, 2020 by and among the Company, Venus Concept USA Inc. and City National Bank.	8-K/A	12-15-20	10.2

10.45	Fourth Amended and Restated Revolving Promissory Note dated as of December 9, 2020 by Venus Concept USA Inc., Venus Concept Canada Corp. and the Company in favor of City National Bank of Florida.	8-K/A	12-15-20	10.3

10.46	Third Amended and Restated Guaranty of Payment and Performance dated as of December 9, 2020 by Venus Concept Ltd. in favor of City National Bank of Florida.	8-K/A	12-15-20	10.4

10.47	Amendment to General Security Agreement dated as of December 9, 2020 between Venus Concept Canada Corp. and City National Bank of Florida.	8-K/A	12-15-20	10.5

10. 48	Loan and Security Agreement dated as of December 8, 2020, by and between Venus Concept USA Inc. and City National Bank.	8-K/A	12-15-20	10.6

10.49	Promissory Note dated December 8, 2020, by Venus Concept USA Inc. in favor of City National Bank.	8-K/A	12-15-20	10.7

10.50	Guaranty of Payment and Performance Agreement dated as of December 8, 2020 by and between the Company and City National Bank.	8-K/A	12-15-20	10.8

10.51	Securities Exchange and Registration Rights Agreement as of December 8, 2020 by and among the Company, Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and the Investors.	8-K/A	12-15-20	10.9

10.52	Secured Subordinated Convertible Note dated as of December 9, 2020 by the Company in favor of Madryn Health Partners, LP.	8-K/A	12-15-20	10.10

10.53	Secured Subordinated Convertible Note dated as of December 9, 2020 by the Company in favor of and Madryn Health Partners (Cayman Master), LP.	8-K/A	12-15-20	10.11

10.54	Guaranty and Security Agreement dated as of December 9, 2020 by and among the Company, Venus Concept USA, Venus Concept Canada Corp., Venus Concept Ltd. and Madryn Health Partners, LP.	8-K/A	12-15-20	10.12

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.55	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept Inc.	8-K/A	12-15-20	10.13

10. 56	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept Canada Corp.	8-K/A	12-15-20	10.14

10.57	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept USA Inc.	8-K/A	12-15-20	10.15

14.1	Code of Business Conduct and Ethics.	8-K	11-7-19	14.1

21.1	List of Subsidiaries.	10-K	3-29-21	21.1

23.2	Consent of MNP LLP, independent registered public accounting firm.	10-K	3-29-21

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report on Form 10-K.	10-K	3-29-21	24.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3-29-21	32.1

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3-29-21	32.2

101.INS	XBRL Instance Document	10-K	3-29-21	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3-29-21	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3-29-21	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3-29-21	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3-29-21	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3-29-21	101.PRE

#	Indicates management contract or compensatory plan.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Venus Concept Inc.

Date: December 22, 2021	By:	/s/ Domenic Serafino
Domenic Serafino
Chief Executive Officer and Director