Form 10-K
period 2021-12-31
Venus Concept Inc.
filed 2022-03-28
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of Registrant’s common stock, par value $0.0001, held by non-affiliates of the Registrant was $107,494,503 based upon the closing price of $3.11 per share as reported for such date by the Nasdaq Global Market. Shares of the Registrant's common stock held by executive officers and directors of the Registrant and by certain stockholders who owned 10% or more of the outstanding common stock have been excluded if such persons were deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2022 was 63,999,044.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (our "Proxy Statement") which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year ended December 31, 2021.

i

SAFE HARBOR STATEMENT AND RISK FACTOR SUMMARY

Safe Harbor Statement

This Annual Report on Form 10-K for the year ended December 31, 2021 contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate.

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

Risks Related to Intellectual Property

•

Our commercial success is dependent in part on obtaining, maintaining, and enforcing our intellectual property rights, including our patents and the patents we exclusively license. If we are unable to do so, our ability to compete effectively in the market will be impaired.

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

Risks Related to Our Common Stock

•	The market price of our common stock may be volatile, and you may not be able to resell our common stock at or above the price you paid.

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

Overview

Venus Concept Inc. (referred to herein, together with its subsidiaries unless the context otherwise denotes, as the “Company,” “Venus Concept,” “us” or “we”) is an innovative global medical technology company that develops, commercializes, and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies. Our aesthetic systems have been designed on a cost-effective, proprietary and flexible platform that enables us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the years ended December 31, 2021 and 2020, a substantial majority of our systems delivered in North America were in non-traditional markets.

In November 2019, we completed our business combination with Venus Concept Ltd., an Israeli corporation ("Venus Ltd."), and the business of Venus Ltd., became the primary business of the Company (the "Merger"). The Merger significantly expanded our presence and capability in the hair restoration market with the addition of the ARTAS System to our device portfolio. The ARTAS iX Robotic Hair Restoration System was launched in July 2018, which we believe is the first and only intelligent robotic solution to offer precise, minimally invasive, repeatable harvesting and implantation functionality in one platform. Through our NeoGraft device, which we acquired in 2018, we offer an automated hair restoration system that facilitates the harvesting of follicles during a follicular unit extraction (“FUE”) process, improving the accuracy and speed over commonly used manual extraction instruments. The ARTAS System complements our NeoGraft hair restoration system and allows us to penetrate a broader segment of the hair restoration market. Our hair restoration systems are sold primarily to plastic surgeons and dermatologists, although many of our customers come from other specialties in medicine.

In addition to our hair restoration systems, we have developed and commercialized nine aesthetic technology platforms. Our product portfolio consists of the Venus Versa, Venus Legacy, Venus Velocity, Venus Fiore, Venus Viva/Venus Viva MD, Venus Glow, Venus Bliss, Venus Bliss Max and Venus Epileve. We have received clearances from the FDA, for our aesthetic and hair restoration devices classified as Class II or greater by the FDA as described in greater detail in this Annual Report on Form 10-K. Outside the United States, we market our technologies in over 60 countries across Europe, the Middle East, Africa, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

Venus Viva®, Venus Viva (logo)®,Venus Viva® MD, Venus Legacy®, Venus Legacy (logo)®, Venus Concept®, Venus Concept (logo)®, Venus Versa®, Venus Versa (logo)®, Venus Fiore®, Venus Fiore (logo)®, Venus Freedom™, Venus Bliss™, Venus Bliss (logo)®, Venus Bliss Max™, NeoGraft®, Venus Concept (logo)®, Venus Glow™®, Venus Glow (logo)®, ARTAS®, ARTAS iX®, AIME™, NanoFractional RF®, Delivering the Promise®, and (MP)2® are trademarks of the Company and its subsidiaries. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the ® symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

To address the financial barriers faced by physicians and aesthetic service providers, we focus our medical aesthetic product sale strategy on a subscription-based business model in North America and in certain of our well-established direct global markets. Traditional energy-based aesthetic devices can require substantial financial commitments, where next generation products often launch within 18 to 24 months of purchase, making it financially difficult for aesthetic service providers to access the market’s newest technologies, and for providers in non-traditional markets to justify the significant investment. Our subscription-based model is designed to provide a lower initial barrier to ownership and provide customers with greater flexibility than traditional equipment leases secured through finance companies. This significantly reduces the upfront financial commitment, without onerous credit and disclosure requirements, making this business model increasingly appealing and affordable to non-traditional physicians and medical aesthetic spas. If the economic circumstances are appropriate, we provide customers in good standing with the opportunity to upgrade to our newest available or alternative technology throughout the subscription period. To ensure that each monthly payment is made on time and that the customers’ systems are serviced in accordance with the terms of the warranty, every product purchased under a subscription agreement requires a monthly activation code, which we provide to the customer upon receipt of each monthly payment.

To support the growth initiatives of our customers, we have developed a customer business development program that provides the support and tools necessary for our customers to effectively launch, promote, and grow their businesses, while also supporting the sale of our products and ancillary services. These interactions help in further building our customer relationships.

As of December 31, 2021, we operated directly in 18 international markets through our 15 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, and Israel.

Subscription-Based Business Model

We generate revenue under our subscription-based business model and from traditional system sales. We commenced a subscription-based model in North America in 2011 and, for the years ended December 31, 2021 and 2020, approximately 55% and 46%, respectively, of aesthetic systems we delivered were sold under the subscription-based model. For the years ended December 31, 2021 and 2020, approximately 51% and 54% respectively, of our total system revenues were derived from the subscription-based model. We have also launched our subscription-based model in targeted international markets in which we operate directly. We do not currently offer the ARTAS iX System under the subscription-based model.

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

Market Overview

Aesthetic Procedures

The market for aesthetic procedures is large, growing, global in scale, and comprised of both surgical and non-surgical procedures. The International Society of Aesthetic Plastic Surgery (“ISAPS”) reported approximately 24.5 million cosmetic procedures worldwide in 2020. Total cosmetic procedures worldwide in 2020 was comprised of approximately 10 million surgical cosmetic procedures and approximately 14.5 million non-surgical cosmetic procedures. Total non-surgical procedures worldwide in 2020 included approximately 10.5 million injectable procedures – primarily neurotoxin and hyaluronic acid fillers – with the remaining 4.0 million non-surgical, non-injectable procedures worldwide in 2020 representing annual addressable procedure opportunity for our minimally invasive and non-invasive medical aesthetic technologies.

Based on data from Medical Insights reports published in 2021, we estimate the global energy-based aesthetic device market totaled approximately $1.7 billion in 2020. We also estimate this market will increase at 11.3% compound annual growth rate, or CAGR, to more than $2.8 billion by the end of 2025. This is in addition to the body shaping and skin tightening market which totaled $1.0 billion and is projected to grow to $2.0 billion by 2025, at a of 15.3%.

Hair Restoration Procedures

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

We believe several factors are contributing to the growth in the aesthetic and hair restoration markets, including:

•

Continuing focus on body image and appearance. Both women and men continue to be concerned with their body image and appearance. Additionally, the population and wealth of the aging “baby boomer” demographic and its desire to retain a youthful appearance have driven the growth in aesthetic and hair restoration procedures.

•

Wide acceptance of aesthetic procedures. According to the American Society for Aesthetic Plastic Surgery (“ASAPS”), in 2020, people in the U.S. spent more than $9.3 billion on combined surgical and non-surgical aesthetic procedures. The number of non-surgical procedures has increased, growing 174% from 2000 to 2020, and the number of surgical procedures growing 22% over the same period.

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

Most traditional aesthetic technologies present several limitations, including surgical risks, potentially painful and medication-dependent surgical recovery, pain and discomfort, potentially undesired results. In addition, traditional aesthetic technologies are limited in efficacy by the relative skill and technique of the operator, and patient access to invasive treatments is often limited by cost.

Our Aesthetic Technology Solutions

We have designed a suite of medical aesthetic systems that use our proprietary multipolar pulsed technology ("(MP)2") technology to address the limitations of existing medical aesthetic technologies and procedures. Our systems have the following characteristics:

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

•

Maintains strong customer relationships. Our subscription-based model requires us to maintain awareness of customer views and expectations, which allows us to provide high-quality services and maintain an on-going relationship with customers on an ongoing basis. Our “high-touch” customer philosophy leads to continuous interactions with our customers and enables us to cultivate strong and long-term relationships.

•

Controls secondary market resales. Our 30-day activation code technology also reduces the risk that our products will be resold in the secondary market without authorization. This allows us to control the various distribution channels for our products and maximize the value of our products after purchase.

•

Opportunities for access to the newest available Venus Concept’s technology and revenue enhancement. Our customers have the opportunity throughout the subscription period to upgrade into our newest available or alternative technology. Our subscription model also allows customers to participate in the most current marketing and branding activities we offer. Our quarterly educational webinars, online promotions events, and periodic remote consultations lead to continuing client interaction and the ability to expand the client’s business and service offerings.

Competitive Advantages for Our Customers in the Aesthetic Market

•

Return on investment. By spreading payments over a 36-month period, our subscription-based model is designed to help our customers achieve positive cash-flow from their investment in our systems, thus reducing a portion of implementation risk and concerns associated with large initial capital outlays.

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

•

Leverage physician time and clinic infrastructure. Subject to the local laws of each state in the United States and in other jurisdictions, our physician customers may delegate these non-invasive procedures to nurse practitioners, technicians, and other non-physician trained operators as long as the systems are operated under the physician supervision. We believe that this creates leverage to save physician time and requires the use of less practice infrastructure.

•

Less onerous credit and disclosure requirements for physicians and clinics. Our subscription-based model allows our customers to purchase our products without the involvement of third-party lenders or leasing companies that require borrowers to undergo burdensome application, review and fee requirements.

•

Opportunity to upgrade. If the economic conditions are appropriate, our customers in good standing have the opportunity under the subscription-based model to “upgrade” into our newest available or alternative technology, which allows these customers to employ our latest technologies in their practices.

•

Customer Business Development program. Our customer business development program offers marketing and clinical support to our customers. These services focus on improving practice or clinic revenue performance, as well as the customers’ overall financial and business metrics. In addition, we provide remote educational programs that focus on driving best practices and increasing clinical and economic performance of our customers.

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

Surgical Procedures

Surgical procedures to address hair loss, specifically follicular unit transplantation (“FUT Strip Surgery”) and FUE, continue to evolve and become more popular. FUE is significantly less invasive than FUT Strip Surgery, which requires the physician to surgically remove a large strip of the patient’s scalp and implant individual hair follicles from the strip into the patient’s scalp. This procedure results in a linear scar at the donor area. In a FUE procedure, the physician or technician removes individual hair follicles from the patient’s scalp without removing a strip of tissue. Because a strip of the patient’s scalp is not removed, a FUE procedure avoids a long linear scar and reduces the post-operative pain and numbness associated with strip surgery. FUE can be performed with manual hand-held punches, automated hand-held devices (e.g. NeoGraft) or robotically with the ARTAS System.

Limitation of Traditional Hair Loss Treatment Options

While FUT Strip Surgery and FUE surgery using a hand-held device (“Manual FUE”), can provide significant, long-term results in restoring hair, there are several limitations associated with these procedures, including the demanding training and major investment of time required for a physician or technician to become proficient, the labor intensive nature of the procedures, the ability of physician or technician to effective create sites for hair follicle implantation, and the risk of inconsistence of physician or technician performance.

Our Hair Loss Treatment Solutions

The ARTAS Solution

We believe the ARTAS System addresses many of the shortcomings of other hair restoration procedures. The ARTAS System is capable of robotically assisting a physician through many of the most challenging steps of the hair restoration process, including the dissection of hair follicles, site planning and recipient site making. We believe, with this assistance, the ARTAS System can help shorten the often-long learning curve for both physicians and technicians to become proficient in performing hair restoration procedures. In addition, we believe that by assisting the physician and technicians with many of the repetitive tasks associated with the hair restoration procedures, the ARTAS System can make hair restoration procedures less labor intensive and can reduce operator fatigue, thereby reducing inconsistent results. Further, we believe the ARTAS System’s site making functionality, which includes an enhanced imaging system and sophisticated algorithms, helps physicians avoid damaging existing follicles and enables them to create a more natural, aesthetically pleasing outcome for the patient. In March 2018, we received 510(k) clearance from the FDA to expand the ARTAS technology to include implantation of harvested hair follicles into our ARTAS iX System for sale in the United States. In December 2018, we completed the International Organization for Standardization (ISO) audit and are compliant with CE Mark requirements which allow for the sale of the ARTAS iX System with implantation functionality in Europe.

We strategically market the ARTAS System to hair restoration surgeons, dermatologists, plastic surgeons and aesthetic physicians. We believe we can reach our target physician customers effectively through focused marketing efforts. These efforts include participation in trade shows, scientific meetings, educational symposiums, webinars, online advertising and other activities. For physicians who purchase the ARTAS System, we provide comprehensive clinical training and practice-based marketing support. For example, we believe we help our physician customers increase the number of procedures performed by assigning a business development manager (“BDM”) to aid in building the physician-customer’s hair restoration practice. Support from a BDM includes assistance with recruitment, consultation, and conversion of patients. Additionally, BDMs deploy patient marketing materials, assist with social media and digital marketing strategies, and provide other marketing and sales support.

Advantages of the ARTAS Procedure

Patient Value. We believe the ARTAS System significantly improves the patient experience and outcome in hair transplantation procedures in the following ways:

•

The ARTAS procedure provides patients with a minimally invasive, less painful alternative to FUT Strip Surgery. The ARTAS System has a faster recovery time and avoids the long linear scar at the back of the patient’s head.

•

Through the ARTAS System, the dissection of grafts is performed in a manner that leaves only small pinpoint scars that heal faster and are less detectable than the larger post-operative linear scar that would be produced from FUT Strip Surgery. As a result, an ARTAS procedure can, in many cases, offer a shorter recovery time and can enable patients to resume their daily lifestyle faster than with strip surgery. In addition, the ARTAS procedure allows patients to wear their hair shorter without a noticeable scar.

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

Physician Value. We believe the ARTAS System provides physicians with compelling economic benefits and enables physicians to achieve consistent reproducible results. As a result, we believe the ARTAS procedure also offers an attractive addition to existing dermatology, plastic surgery or aesthetics practices whether they do or do not currently provide hair restoration procedures in the following ways:

•

We believe the ARTAS System and ARTAS 3D pre-operative planning software application provide compelling benefits for physicians. The ARTAS System’s image-guided robotic capabilities allow physicians to perform procedures with fewer staff than what might be required for a traditional FUT Strip Surgery or a Manual FUE procedure. With the robotic assistance provided by the ARTAS System, we believe physicians and technicians will be able to perform the complicated, repetitive and often tedious task of dissecting hair grafts with less fatigue and greater productivity than would be possible in a Manual FUE procedure.

•	Hair restoration procedures are generally paid for by the patient and do not involve the complexity of securing reimbursement from third-party payors.

•

As we provide high quality training for physicians and their clinical teams on the use of the ARTAS System and because the robotic system and its intelligent algorithms assist these teams in performing hair restoration procedures, we believe we can significantly shorten the learning curve necessary for hair transplantation procedures using the ARTAS System. This shortened learning curve can reduce barriers to entry for a new hair restoration practice. It can also ease the adoption of a new technology into existing practices.

Clinically-Established Results. Four peer-reviewed clinical publications have demonstrated the quality and consistency of grafts produced by the ARTAS System. One published study indicated average damage rates for the hair follicles, or transection rates, with the ARTAS System were as low as 6.6%, with a second study documenting average transection rates as low as 4.9% in a separate population of patients. The third study documented that the ARTAS System can be programmed by the physician to select follicular units with larger groupings of hairs while skipping single hair grafts, which allows physicians to choose particular follicular units depending on the hair density they are trying to achieve, providing a clinical benefit as measured by the increase in hairs per harvest of 17% and as measured by the increase in hairs per graft of 11.4%. Results were statistically significant with a p-value less than 0.01. This study also demonstrates the ability of robotic follicular unit graft selection to increase the number of hairs a physician can extract for each incision made in the donor area. The fourth study demonstrated that FUE cases larger than 2,500 grafts, or mega-sessions, are possible using the ARTAS System. These peer-reviewed publications demonstrate the reproducibility and consistency of dissection results from the ARTAS System in a diverse group of patients, even as the system is used by different clinicians. To our knowledge, there are no other peer-reviewed clinical publications that demonstrate the reproducibility of results utilizing other products in FUE or strip surgery procedures. We continue to encourage scientific research in the study of hair restoration to improve our technology, solutions, enhance understanding of our industry and educate physicians on the capabilities of the ARTAS System.

The NeoGraft Solution

We believe that NeoGraft offers a technology solution that complements our robotic hair restoration system and provides an alternative to FUT Strip Surgery and Manual FUE procedures for our customers and their patients.

Patient Value

•

Unlike traditional FUT Strip Surgery procedures, the NeoGraft system is minimally invasive. In a FUE procedure using NeoGraft, rather than surgically removing a portion of the patient’s scalp, each hair graft is individually dissected from the scalp for transplantation. Because a strip of the patient’s scalp is not removed, a FUE procedure avoids a long linear scar and reduces the post-operative pain and healing process, reducing the risk of potential infection and pain.

•	In addition to treating male pattern hair loss for patients with black and brown straight hair, the NeoGraft may also be used for women and people with curly or light-colored hair.

•	NeoGraft can be used for fine tuning of small, specific areas of the scalp, temples and temporal peaks.

Physician Value

•

The highly ergonomic mechanical NeoGraft system works as a natural extension of the surgeon's hand, allowing for faster and more accurate harvesting of hair follicles. NeoGraft patients may reach their goal with less time in the procedure room or fewer FUE procedures.

•	Our NeoGraft system is a lower priced option to our ARTAS System making it a feasible alternative for physicians who do not perform a large volume of hair restoration surgeries.

Our Strategy

Our goal is to become a leading global provider of minimally invasive and non-invasive medical aesthetic and hair restoration technologies and their complimentary products. To achieve this goal, we intend to:

•

Broaden our portfolio of product offering. We continue to invest in and leverage the extensive energy-based technology developed by our experienced research and development team in Israel, and we believe that collaboration with the experienced robotic research and development team in the United States will bring new and innovative technology solutions to the hair restoration and non-invasive and minimally invasive categories of aesthetic medicine.

•

Apply robotic technologies to new applications. Our research and development teams in Israel and the United States continue to collaborate on the development of new and innovative technology solutions to the non-invasive and minimally invasive categories of aesthetic medicine. We are working on robotically assisted minimally invasive solutions for aesthetic procedures that are primarily treated by surgical intervention. We have commenced a good laboratory practice pre-clinical trial with our Aime device, the results of which will be submitted to the FDA for clearance of fractional skin (tissue) excision and resurfacing. In addition, we commenced enrollment for our multicentered clinical trial for treatment of wrinkles on the cheeks in March 2022. We also believe that robotics, machine vision and artificial intelligence can provide significant improvements in the delivery of neurotoxins and volumizers. We are currently investigating the application of our robotic technology to the safe and precise delivery of injectable treatments.

•

Hair restoration market. We continue to focus on providing a complete set of products and services to the hair restoration market. With ARTAS and NeoGraft, we believe that our hair restoration product offering serves a broad segment of the market.

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

•

Leverage our subscription-based model to new market channels. Our subscription-based model offers our customers an alternative to using third-party lenders and reduces their initial capital expenditure. We believe that with ever increasing restrictions on government reimbursement for medical procedures, there is a large, predominantly untapped market of physicians and physician-owned clinics that are seeking new “pay out-of-pocket” revenue streams. Limited availability of cost-effective capital financing to many non-traditional customers makes it more difficult for these types of providers to build new revenue streams. Our technology and subscription-based model are designed to specifically target, support and address these issues, enabling us to expand into previously untapped markets.

•

Expand into non-traditional markets. We intend to continue to market our systems to providers of aesthetic services in the large and under-penetrated non-traditional aesthetic market. We believe the ease of use of our technologies makes our systems suitable for adoption by physicians and other providers in non-traditional markets, including general and family practitioners and aesthetic medical spas.

•

Enhance our international operations. We have built a direct sales force through wholly owned subsidiaries in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Israel, Australia and China, with a majority-owned subsidiary in Hong Kong and a strong and growing network of international distributors and strategic partners. We have implemented a strategy to bolster our sales and marketing capabilities internationally and believe we are well positioned to continue to grow our revenue from customers located outside North America.

•

Increase consumer awareness and demand for our products. We intend to continue to employ targeted marketing strategies to engage consumers through social and digital media marketing programs in order to generate awareness of and demand for our technologies, with an emphasis on targeting the non-traditional physician market. In furtherance of this strategy, we will continue to leverage current global brand ambassadorships and related media assets to drive promotional activity related to our key products.

Our Aesthetic Technologies

We use a variety of technologies that allow us to expand into non-traditional physician markets. One differentiating technology is our proprietary (MP)2 technology, which synergizes PEMF and a multipolar RF matrix. Our (MP)2 technology is applicable to a wide range of non-invasive skin tightening, wrinkle reduction, body contouring, cellulite, and fat reduction, which have been cleared in the United States, Canada, and Europe, and we have commenced our entrance into the rapidly growing feminine wellness market both domestically and internationally. We also currently have solutions based on other technologies such as fractional ablative RF, IPL and laser technologies, affording a broader set of solution options to address key markets for hair removal, and vascular pigmented lesions, circumference reduction and fat reduction (lipolysis). As part of our strategy, our Venus Velocity, Venus Viva, Venus Viva MD, Venus Fiore, Venus Bliss, Venus Bliss Max, Venus Epileve, ARTAS and NeoGraft systems come with integrated internet of things capabilities.

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

RF energy, on the other hand, delivers radiofrequency energy that manifests itself as heat within various layers of the skin. The heat generated in the tissue by application of RF energy directly affects fibroblasts, extra cellular matrix and fat cells, thereby triggering natural wound healing processes of the skin and resulting in synthesis of new collagen and elastin fibers. In addition, under predetermined conditions, the heat causes contraction of collagen fibers and lipolysis. In our (MP)2 technology, we employ a multipolar matrix of RF circuits to produce heat, which is distributed evenly across the treatment area and volume in a proprietary pattern, which results in the quick and uniform heating of the skin layers without overheating any particular area of the skin.

Elements of (MP)2 Technology

Benefits of (MP)2 Technology

Our proprietary (MP)2 technology enables medical and aesthetic practitioners to offer a wide range of non-invasive skin tightening and body contouring solutions with a technology that is cleared for various indications by the FDA, Health Canada and the European Union (CE Mark). Additional benefits of using our (MP)2 technology include:

•	Delivery of RF energy in a uniform manner. The volumetric homogeneous distribution of heat reduces localized temperature spikes and eliminates the requirement to use a cooling aid, resulting in comfortable treatments.

•

Ergonomic handpieces designed to increase comfort and reduce operator fatigue. The (MP)[2] technology offers a user-friendly interface designed to facilitate intuitive operation, and in most cases does not require an extensive training process.

Our Additional Key Technologies

In addition to our core (MP)2 technology, we have technologies that use fractional RF (delivery of ablation and coagulation to pre-determined fractions of the skin), IPL and laser technologies that allow us to address key markets for skin resurfacing, wrinkle reduction, body contouring, noninvasive lipolysis and circumference reduction, hair removal, acne treatment and treatment of vascular and pigmented lesions. In offering these solutions in the markets where we have marketing clearances or approvals, our goal is to provide improved technologies that are safe and effective for their intended uses and economically viable for our customers.

Fractional Ablative RF

Fractional ablative/coagulative techniques improve the appearance of skin surfaces by micro-injuring the skin in a fractional manner to trigger a healing response in the treated area. This both tightens the skin and elicits collagen formation, thus rejuvenating the skin surface. Because our fractional RF technology does not use lasers or other light technologies, which are skin color dependent, fractional RF can be used on patients of all skin tones. Fractional RF technology has been incorporated into our Venus Viva applicator, supported by our Venus Viva, Venus Viva MD and Venus Versa systems.

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

Diode Lasers

Diode laser technology is a recognized technology for hair removal and lipolysis. The Venus Velocity and Venus Epileve systems achieve hair removal, permanent hair reduction and treatment of ingrown hair using the diode laser. Both devices employ the laser energy to the treatment area through a chilled sapphire light guide that conductively cools the skin surface simultaneously with the delivery of laser energy that is absorbed in the hair follicle pigment, thereby maintaining a lower temperature in the epidermis to enhance the comfort of the procedure and avoid potential epidermal damage while destroying the hair for hair removal. The Venus Velocity and the Venus Epileve systems allow us to expand our offering in the hair reduction market, which is one of the most popular non-invasive energy-based aesthetic procedures in the United States.

Our laser technology is also incorporated into our Venus Bliss and Venus Bliss Max devices. The diode laser system is intended for non-invasive lipolysis of the abdomen and flanks in individuals with a Body Mass Index of 30 or less. The 1064 nm laser emission performs hyperthermic treatment of the subcutaneous tissue layers and generates an injury to adipocytes (fat cells) through direct heating. The disrupted fat cells and other cellular debris are then removed through the body naturally.

Our Robotic Technology

We believe our robotic technology has improved multiple phases of the hair transplantation procedure, which include harvesting, recipient site making and implantation.

Harvesting

During the harvesting phase of an ARTAS hair restoration procedure, the robotic arm and integrated vision system work in tandem to identify the optimal hair follicles to be used in the procedure. The ARTAS vision system uses proprietary algorithms to identify individual hair follicles, growth angle, density, thickness, length and follicle grouping and to determine which grafts to dissect and the optimal order in which they should be dissected. The algorithms recalculate 60 times per second, accommodating patient movement, to provide the physician with accurate up-to-date information during the course of the procedure. We believe these assessments directly correlate to the quality of the outcome, the state of the donor area and the potential viability for subsequent harvesting for future transplantation procedures.

Once optimal hair follicles for transplant are identified by the ARTAS vison system, these follicles are dissected using a sharp needle to score the epidermis and a punch, coaxial with the needle, to separate the graft from the surrounding tissue. In the final step of the harvesting phase, the grafts are removed by the physician or the technician, cleaned, inspected, and prepared for implantation. During the procedure, the physician can customize the dissection incisions by choosing a needle and punch that will produce 0.8mm, 0.9mm or 1.0mm incisions.

The needle travels at speeds that produce targeted precision and a cleanly scored incision. In a clinical setting, the ARTAS System has been shown to move from graft to graft at a rate of approximately one to three seconds, thereby enabling the ARTAS System to dissect a graft every two to five seconds, or approximately 720 to over 1,800 grafts per hour.

Recipient Site Making

Prior to the ARTAS System, creating sites to receive harvested grafts was performed manually using a hand-held tool or needle to create hundreds or thousands of tiny incisions in the scalp. This is a critical step as it creates the hair pattern in which the harvested grafts will grow.

The ARTAS System site making functionality incorporates artificial intelligence and robotics precision to strategically make surgical incision sites for implanting hair follicles, while identifying and avoiding injuring healthy follicles in proximity of the implantation sites. This allows the patient’s hair to look more natural and prevents damaging existing healthy hair in the transplant area which we believe results in patients with more hair than if the sites were created manually.

Robotic recipient site making is performed by the physician, who develops the ARTAS System treatment plan, or map, identifying where to make the incisions on the patient’s scalp. The treatment plan is prepared using three-dimension modeling software that takes a picture of the patient’s recipient area and generates a three-dimensional map that is utilized by the ARTAS System. With entry angle accuracy, consistency and precise depth control, the ARTAS System creates the recipient sites using a small solid core needle or a blade at a rate of approximately 2,500 to 3,000 sites per hour, which is significantly faster than the approximately 1,500 sites per hour achieved manually.

Implantation

Customers utilizing an ARTAS iX System can utilize the robotic functionality of the system to assist in implanting the dissected follicles. We believe this robotic implantation functionality will help further shorten the learning curve, improve the consistency and reproducibility of results by protecting permanent hair, reduce inconsistencies associated with manual implantation, potentially reduce the amount of time each graft spends outside of the scalp and decrease the overall time required for implantation

Our Products

Our product portfolio includes nine energy-based systems that provide solutions for various non-invasive aesthetic applications using Venus Concept’s (MP)² technology, as well as the VariPulse, and/or fractional ablative RF, IPL, or laser technologies. We offer two hair restoration solutions, NeoGraft and ARTAS, and a series of topical serums to be used with our Venus Glow system.

Product name	Technology	Regulatory Clearance
Venus Legacy

Venus Legacy combines (MP)[2] with Venus Concept’s VariPulse technology, which is a software controlled vacuum application, delivering alternating negative and positive pressure to the tissue in three predefined programs, to achieve lymphatic drainage, and ease applicator movement as vacuum is applied, and real-time thermal feedback to act as a workstation, providing homogeneous heating to multiple tissue depths while allowing for adjustable pulsed suction.

United States

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

European Union (CE Mark)

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

United States, European Union and Canada

The Venus Versa system is a multi-application device intended for use in aesthetic and cosmetic procedures.

The SR515 and SR580 IPL applicators are indicated for treatment of benign pigmented epidermal and cutaneous lesions including, hyperpigmentation, melasma, ephelides (freckles), lentigines, nevi, cafe-au-lait macules, benign cutaneous vascular lesions including port wine stains, hemangiomas, facial, truncal and leg telangiectasias, rosacea, angiomas and spider angiomas, poikiloderma of civatte, leg veins and venous malformations.

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

The Diamondpolar and Octipolar applicators (United States only) are noninvasive devices intended for use in dermatologic and general surgery procedures for females for the noninvasive treatment of moderate to severe facial wrinkles and rhytides in Fitzpatrick skin types I-IV.

The Octipolar applicator (European Union and Canada only), is designed for use in temporary body contouring via skin tightening, circumferential reduction, and cellulite reduction.

Product Name	Technology	Regulatory Clearance
Venus Viva and Venus Viva MD

Venus Viva is an advanced, portable, fractional RF system for dermatological procedures requiring ablation and resurfacing of the skin. Venus Viva uses (Nano)Fractional RF and Smart Scan technologies. The combination of technologies allows ablation/coagulation heated zone density control and pattern generation via a proprietary tip. The energy is delivered through 160 (Viva) or 80 (Viva MD) pins per tip into the treated skin and maintains the surrounding tissue intact and healthy to support the healing process.

United States, European Union and Canada

The Venus Viva SR is intended for dermatological procedures requiring ablation and resurfacing of the skin.

European Union and Canada

Using the Diamondpolar applicator for treatment of moderate to severe wrinkles and rhytides in Fitzpatrick skin types I-IV.

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

United States, European Union and Canada

The Venus Velocity is intended for all Fitzpatrick skin types, including tanned skin, for use in dermatology, general and plastic surgery applications for:

• Hair removal;

• Permanent hair reduction (defined as the long-term stable reduction in the number of hairs regrowing when measured at 6, 9, and 12 months after the completion of a treatment regimen); and

• Treatment of pseudofolliculitis barbae.

Product Name	Technology	Regulatory Clearance
Venus Fiore	Venus Fiore incorporates Venus Concept’s (MP)2 technology, supporting three different applicators. Venus Fiore has a desktop configuration and is portable and compact. It incorporates ATC technology, allowing the operator to choose a target temperature within the therapeutic range and have the system adjust the output power accordingly, to automatically maintain the desired temperature. The applicator incorporates three pairs of electrodes, each pair of electrodes accompanied by a temperature sensor, allowing the operator to control the temperature in the distal, middle and proximal thirds of the applicator independently. Venus Fiore has received clearance in United States, Canada, the European Union and Israel.

United States

The Venus Fiore device (K211461) is intended for the treatment of the following medical conditions; using the Pearl, Diamond and Slim applicators for delivery of non-thermal RF combined with massage and magnetic field pulses:
-Relief of minor muscle aches and pain, relief of muscle spasm.
-Temporary improvement of local blood circulation.
-Temporary reduction in the appearance of cellulite.

European Union and Canada

The Venus Fiore system is intended for the following:
• With the VG applicator – For improvement of symptoms of vaginal laxity and vaginal atrophy.
• With the MP applicator – For dermatological procedures requiring increasing of skin tightening improvement in skin laxity of the Mons Pubis (MP) area.

• With the LA applicator – For dermatological procedures for skin tightening improvement in skin laxity of the Labia Majora (LA) area.

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

United States and Canada

Using the diode laser system, the Venus Bliss device is intended for non-invasive lipolysis of the abdomen and flanks in individuals with a Body Mass Index (BMI) of 30 or less.

Using the (MP)² applicator (United States only) for delivery of RF energy combined with massage and magnetic field pulses, the Venus Bliss device is intended for the treatment of the following medical conditions:

• Relief of minor muscle aches and pain, relief of muscle spasm
• Temporary improvement of local blood circulation
• Temporary reduction in the appearance of cellulite.

Using the (MP2) applicator (European Union and Canada only) is intended for:
• Temporary increase of skin tightening.
• Temporary circumferential reduction.
• Temporary cellulite reduction.
• Temporary wrinkle reduction. (Canada only)

Venus Bliss Max	The Venus Bliss Max device is a computerized system comprised of a system console (main unit), four (4) Diode Laser applicators, one (1) MP2 (RF+ PEMF+ Vacuum) applicator and four (4) FlexMAX (EMS) applicators. The system delivers laser, bipolar RF and biphasic electrical energies, vacuum pressure, and pulsed electromagnetic fields (PEMF) to the skin and the underlying tissues of the treatment area. The device provides individual adjustment of laser power, EMS intensity level, and RF power, in addition to vacuum levels, for each patient. The console of the Venus Bliss Max device contains a power supply unit, Laser, RF, and EMS controllers, (power modules, on main board), a suction module (vacuum), a controller unit (on main board), Laser water cooling system (power module, on main board), a touch- screen user interface and display panel. The applicators are connected to the console via a cable. The RF applicator is comprised of various combinations of RF electrodes, magnetic coils, and vacuum conduits. The Laser applicators are comprised of a light guide, touch sensors and light-emitting diodes. The EMS applicator is comprised of two electrodes and a light indicator.

United States

The Venus Bliss Max device is a diode laser system intended for non-invasive lipolysis of the abdomen and flanks in individuals with a Body Mass Index (BMI) of 30 or less. In addition, the Venus Bliss Max device is intended for the treatment of the following medical conditions; using the MP2 applicator for delivery of RF energy combined with massage and magnetic field pulses:

• Relief of minor muscle aches and pain, relief of muscle spasm
• Temporary improvement of local blood circulation
• Temporary reduction in the appearance of cellulite.

In addition, the Venus Bliss Max device using the FlexMAX applicators is intended for muscle conditioning to stimulate healthy muscles. The Venus Bliss Max device using the FlexMAX applicators is not intended to be used in conjunction with therapy or treatment of medical diseases or medical conditions of any kind. The Venus Bliss Max device using the FlexMAX applicators is intended to be operated by a trained professional

Product Name	Technology	Regulatory Clearance
Venus Glow

Venus Glow consists of a console and applicator. It is used to improve skin appearance using powerful tri-modality treatment combining a rotating tip, a vacuum modality and a jet. Venus Glow deep-cleans pores by removing impurities such as daily dirt and debris, dry or dead skin cells, and excess sebum.

United States (listed as a Class I device by the FDA) Motorized dermabrasion device. Canada (listed as a Class I device). European Union Not a medical device.
NeoGraft	Venus Concept’s NeoGraft device is an advanced hair restoration technology with an automated FUE and implantation system. The procedure leaves no linear scar and is minimally invasive.

United States (listed as a Class I device by the FDA)

Surgical instrument motors and accessories that are intended for use during surgical procedures to provide power to operate various accessories or attachments to cut hard tissue or bone and soft tissue.

Canada (listed as Class I without indication)

European Union

Hair Transplant device

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

European Union and Canada

The Venus Epileve is intended for all Fitzpatrick skin types, including tanned skin, for use in dermatology, general and plastic surgery applications for hair removal, permanent hair reduction (defined as the long-term stable reduction in the number of hairs re-growing when measured at 6, 9, and 12 months after the completion of a treatment regimen); and treatment of pseudofolliculitis barbae.

Product Name	Technology	Regulatory Clearance
ARTAS iX

The ARTAS System is comprised of the cart, which includes the robotic arm, integrated vision system, artificial intelligence algorithms and a series of proprietary end effectors employed in an automatic manner. The accessories at the distal end of the robotic arm, such as the automated needle and punch, that interact with the patient’s scalp and hair follicles and perform various clinical functions including hair follicle harvesting and implantation.

United States and Canada

Harvesting hair follicles from the scalp in men diagnosed with androgenic alopecia who have black or brown straight hair. The ARTAS System is intended to assist physicians in identifying and extracting hair follicles units from the scalp during hair transplantation, creating recipient sites and implanting the harvested hair follicles.

European Union

Computer assisted hair follicle harvesting, incision making and implantation system.

Products in Development

Our ongoing research and development activities are primarily focused on improving and enhancing our current technologies, products, and services, as well as expanding our current product offering with the introduction of new products for different aesthetic, medical and hair restoration applications. We are currently developing the following products and technologies:

Skin Resurfacing and Wrinkle Treatment on the Aime Platform

The skin resurfacing and wrinkle treatment technology contained in our upcoming Aime platform is intended to provide a non-surgical alternative to lift and tighten skin for procedures typically requiring surgical intervention. It uses mechanical vision, artificial intelligence and robotics to achieve the intended outcomes. The punches utilized for coring are designed not to leave scars on tissue. The skin will be contracted and smoothed after coring by applying a flexible patch to the area which will allow healing of the skin with predefined directional effect.

Venus Astera

We are working on the next generation of the well-established Venus Legacy product line. This device is intended to extend the capabilities of the original Venus Legacy system product line by combining (MP)² and VariPulse technologies with real-time thermal feedback and ATC to provide homogeneous heating to multiple tissue depths while allowing for adjustable pulsed suction to further support deep energy penetration. This will result in enhanced lymphatic drainage and improved circulation stimulation. The device will come with both hand-held and hands-free applicators which will include both EMS and (MP)² technologies.

In addition, our research and development efforts also currently include research to expand indications, broaden our offering of system applicators, advance our proprietary (MP)2 technology, add new technologies and indications, continue to support our harvesting and site making functions, as well as the implantation functionality for the ARTAS iX System, develop design improvements and new products, and implement a technology platform to record and collect information on each treatment procedure.

VeroGrafter Services

In the United States, we offered the services of a group of independently contracted technicians who are certified to assist physicians during a hair restoration procedure. These technicians, who we marketed as “VeroGrafters”, must successfully complete a yearly certification process to remain active. VeroGrafters service was offered for NeoGraft and ARTAS procedures until it was discontinued in the fourth quarter of 2021.

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

Research has shown that (MP)2 technology improves aspects of textural lesions and body contouring. The fractional RF has been shown to improve skin structure, including wrinkles and scars through ablation and resurfacing. IPL technology used in the Venus Versa has shown to be versatile and effective for treating vascular and pigmented lesions, acne and rosacea. Our diode laser technology has been shown to be effective for lipolysis and reduction of fat layer thickness, as well as efficiently effecting hair reduction/removal. Additionally, the Venus Fiore device has demonstrated ability to improve symptoms related to vaginal atrophy.

We have a number of ongoing clinical trials covering both new technologies and the development of expanded indications for existing technology. Clinical trials are conducted frequently to develop new technologies and support existing technologies and their respective enhancements and upgrades.

Sales and Marketing

We market and sell our products and services to the traditional medical aesthetic market including plastic surgeons and dermatologists, as well as to a broad base of non-traditional physician markets, including general and family practitioners and aesthetic medical spas.

Direct Sales

We currently provide our subscription model and traditional sales model, as well as the associated marketing support programs through our wholly-owned subsidiaries in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Israel, Australia, and China as well as through Venus Concept’s majority-owned subsidiary in Hong Kong.

Direct sales force. In the United States and select international markets, we use our direct sales force to sell our systems and other products and services. As of December 31, 2021, we had a direct sales and marketing team of approximately 166 employees, managed by one President of Global Sales, four Vice Presidents of Sales for various international markets and one Vice President of Global Marketing. We plan to continue to expand our direct sales organization in the United States and other international markets of focus to help facilitate further adoption among a broad market.

Distributors. In countries where we do not operate directly, we sell our products through distributors. As of December 31, 2021, we had distribution agreements in over 60 countries. We enter into both exclusive and non-exclusive distribution agreements, which generally provide the distributor with a right to distribute certain of our products within a designated territory. Each agreement sets forth the minimum quarterly purchase commitments and if the distributor fails to meet its minimum purchase commitments, we have the ability to either convert any exclusive distribution rights to non-exclusive rights during the then-remaining term or terminate the agreement. To provide more comprehensive customer support, these agreements require our distributors to provide after sales service to customers, such as training and technical support, and various marketing activities, such as preparing and executing marketing plans and working with key market leaders in the designated territory to promote the product.

Marketing and Branding Programs

We are focused on, and invest heavily in, direct-to-consumer marketing initiatives to increase awareness of our products and services. We believe our marketing activities are both cost effective and critical in supporting the continued growth and development of our business. As of December 31, 2021, we had a Vice President of Global Marketing, with regional Marketing Managers in Europe, Middle East and Africa, and Latin America. We have an internal team of digital media, brand, marketing operations and events specialists that support North America and our regional Marketing Managers.

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

Customer Business Development Program

To support the growth initiatives of our customers, we have built a business development strategy that provides customers with a fully integrated marketing support program with business and marketing tools to grow their practices, improve their financial and business performance, and maximize their return on investment while also providing sales strategies related to our products and ancillary services. Our customer business development program includes the following features:

•	Inclusion in an advanced clinic directory that is promoted online to consumers. The full-page listing includes the clinic’s contact information, business hours, website, social media profiles and a full list of available Venus Concept device treatments.

•	A comprehensive device launch plan, guidance on effective pricing and bundling strategies and involved in short and long-term business goal reviews and tracking.

•	Online courses and private remote workshops related to business strategies and clinic efficiency including customer retention and conversion strategies, effective patient consultation, credentialing, Venus Concept devices sales talking points, telephone skills, cross-selling and up-selling techniques, and photography best practices. Our workshops related to marketing strategies include search engine optimization essentials and cover social media and marketing strategies.

•

New Customer Launch's Kits comprised of a starter package with marketing materials necessary to introduce and promote new Venus Concept products with a heavy emphasis on a digital and social media strategy.

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

Technical and Clinical Support

We provide a warranty for the majority of our products against defects in materials and workmanship under normal use and service for a period of one year, with certain other products carrying a different warranty correlating to the number of uses the product undergoes or based upon the perishability of the product. Once the warranty expires, our customers have the option of purchasing an extended warranty service contract, which is typically for a term of one to three years.

We maintain a technical and clinical support team to field inquiries, troubleshoot product issues, facilitate sales activities and support the commercial activities of our direct offices and its international distributors. We provide immediate response technical support to our physician customers and distributors year-round. In the event that an issue arises, our technical support personnel will work with our customers to determine if a technical issue may be resolved over the telephone or requires a service visit. In markets where we do not have our own service engineers, the service and support of our products is managed by our independent distributors. In order to maximize customer “up time,” we proactively deploy replacement systems, modules, and components to strategic hubs worldwide.

Manufacturing and Quality Assurance

We have our own research and development centers in Yokneam, Israel, and San Jose, California and use three ISO-certified contract manufacturers in Karmiel, Israel, Mazet, France and Weston, Florida. We assemble the ARTAS System in San Jose, California, while reusable and disposable kits are assembled exclusively for us by NPI Solutions, Inc. (“NPI”) based in Morgan Hill, California.

We work closely with our manufacturers and perform final quality control testing using our own employees stationed in the manufacturing facilities around the world. Having over 85% of the production of our systems in close proximity to our research and development and operations facilities enables us to control the entire process from product development through manufacturing and final testing, allowing us to provide advanced, high-quality systems as well as the flexibility to create customized solutions for our customers. Also, using multiple manufacturers allows us a greater degree of flexibility in adjusting production levels to meet fast changing market demand. We do not have any long-term supply agreements for components.

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

We maintain a quality system designed to be compliant with quality system management and QSR and have procedures in place to ensure that all products and materials we purchase conform to our specifications, including evaluation of suppliers, and where required, qualification of the components supplied. We believe that our current facilities are adequate to support our operations.

Intellectual Property

Portfolio

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2021, our patent portfolio is comprised of:

•

12 issued U.S. patents which cover our (MP)[2], fractional RF and Directional Skin Tightening technology that are associated with six different patent families (the earliest of which will expire in 2028), 8 pending U.S. patent applications, 23 issued foreign counterpart patents, and 9 pending foreign counterpart patent applications;

•	7 issued foreign patents covering the NeoGraft system and its methods of use (the earliest of which expire in 2022); and
•

97 issued U.S. patents primarily covering the ARTAS System and methods of use (the earliest of which expire in 2025, 3 pending U.S. patent applications, 148 issued foreign counterpart patents, and 14 pending foreign counterpart patent applications.

As of December 31, 2021, our trademark portfolio included the following trademark registrations, pending trademark applications or common law trademark rights, among others: Venus Concept, Venus Fiore, Venus Freedom, Venus Glow, Venus Legacy Venus Viva and Venus Viva MD, Venus Versa, Venus Bliss, Venus Bliss Max, ARTAS, ARTAS iX, AIME™, Venus Concept delivering the promise (logo), NeoGraft and (MP)2. We continue to file new trademark applications in many countries to protect our current and future products and related slogans.

License Agreement with HSC Development LLC and James A. Harris, MD

In July 2006, we entered into a license agreement (the “HSC License Agreement”) with HSC Development LLC, or HSC, and James A. Harris, M.D., as amended, pursuant to which we received an exclusive, worldwide license to develop, manufacture and commercialize products covered by any of the licensed patent rights or that incorporate the licensed technology in the field of performance of hair removal and implantation, including transplantation, procedures using a computer controlled system in which a needle or other device carried on a mechanized arm is oriented to a follicular unit for extraction of same, or to an implant site for implantation of a follicular unit, or some combination thereof. Under the HSC License Agreement, we developed the ARTAS System to be utilized as a robotic system to assist a physician in performing hair restoration procedures. In consideration for the license, we issued to HSC 25,000 shares of our common stock, prior to the Company’s 1-for-10 reverse stock split, and paid HSC a one-time payment of $25,000. The license grant is perpetual, and the license agreement does not provide a right for HSC or Dr. Harris to terminate the HSC License Agreement. The licensed patents cover, in general, a method and device for the extraction of follicular units from a donor area on a patient. The method includes scoring the outer skin layers with a sharp punch, and then inserting a blunt punch into the incision to separate the hair follicle from the surrounding tissue and fatty layer. The method and device significantly decrease the amount of follicular transection and increase the rate at which follicular units can be extracted. There are other embodiments not herein disclosed. The licensed patents will expire from 2025 through 2030.

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

We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. A failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of products. The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions. For additional information on these potential actions and other governmental regulation risks, see Part I, Item 1A “Risk Factors—Risks Related to Government Regulation” included elsewhere in this report.

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

Venus Concept’s products, and treatment using our products, are not reimbursable by Medicare, Medicaid or other federal health care programs, or by commercial insurance. As a result, many federal and state fraud and abuse statutes do not apply to Venus Concept.

Compliance with applicable United States and foreign laws and regulations, such as import and export requirements, anti-corruption laws such as the Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and data security requirements, environmental laws, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country.

Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. Violations of these laws, or allegations of such violations, could result in fines, penalties, or prosecution and have a negative impact on our business, results of operations and reputation.

There has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals, such as physicians, and entities. However, certain foreign countries and the U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. Violations of these laws, or allegations of such violations, could result in fines, penalties, or prosecution and have a negative impact on our business, results of operations and reputation.

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

European Economic Area

In the European Economic Area (“EEA”), our devices are required to comply with the Essential Requirements set forth in Annex I to the Council Directive 93/42/EEC concerning medical devices, commonly referred to as the Medical Devices Directive. Compliance with the Medical Devices Directive entitles a manufacturer to affix the CE mark to its medical devices, without which they cannot be commercialized in the EEA. To demonstrate compliance with the Essential Requirements and to obtain the right to affix the CE mark to medical devices, they must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a notified body, which is an organization designated by the competent authorities of an EEA country to conduct conformity assessments. The notified body typically audits and examines products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements. Following the issuance of this a CE Certificate of Conformity, Venus Concept can draw up an EC Declaration of Conformity and affix the CE mark to the products covered by this CE Certificate of Conformity and the EC Declaration of Conformity. We have successfully completed several notified body audits since our original certification in December 2009. Following these audits, our notified body issued ISO 13485:2016 Certificate and CE Certificates of Conformity allowing it to draw up an EC Declaration of Conformity and affix the CE mark to certain of our devices since 2019 MDSAP Certificate.

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

In 2017, the European Parliament passed the Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of the EEA member State laws implementing them, in all the EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation is now effective. The new regulations will, among other things:

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

Data Privacy and Data Security

We are subject to diverse laws and regulations relating to data privacy and data security, both in the United States and internationally. New global privacy rules are continually being enacted and existing ones are being updated and strengthened. Failure to comply with any privacy or data security laws or regulations or any security incident or breach involving the misappropriation, loss or other unauthorized access, use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; damages; litigation; consent orders; and injunctive relief. For additional information on the risks we face with regard to data privacy and security, please see Part I, Item 1A “Risk Factors” included elsewhere in this report.

Because the laws and regulations continue to expand, differ from jurisdiction to jurisdiction, and are subject to evolving (and at times inconsistent) governmental interpretation, compliance with these laws and regulations may require significant additional cost expenditures or changes in products or business that increase competition or reduce revenue. Noncompliance could result in the imposition of fines, penalties, orders to stop noncompliant activities, or orders to stop doing business in a jurisdiction.

We are also subject to evolving international laws on data transfer, data localization and electronic marketing. The rules on data transfer will apply when we transfer personal data to group companies or third parties outside of certain geographies. For example, there is currently litigation challenging companies’ data transfers using the EEA’s standard contractual clauses and use of third party cookies. It is uncertain whether such transfers will be invalidated by the European courts. These changes may require us to find alternative bases for the compliant transfer of personal data from the EEA to the United States to change vendors, or to arrange for local storage of personal data and we are monitoring developments in this area.

Employees

As of December 31, 2021, we had a total of 407 full-time employees. Of the total number of employees, 136 were based in the United States, 82 based in Canada, 69 based in Israel, and 120 in the rest of the world. Of the total number of full-time employees, approximately 166 are direct sales representatives, including sales management.

Corporate Information

We were founded on November 22, 2002 as a Delaware corporation. Our principal executive offices are located at 235 Yorkland Blvd., Suite 900, Toronto, Ontario M2J 4Y8 Canada and our telephone number is (877) 848-8430. You may find on our website at https://www.venusconcept.com/en-us/ electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act. Such filings are placed on our website as soon as reasonably practicable after they are filed with the SEC. Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Business Conduct and Ethics and our Anti-Corruption Policy are available on our website as well. Any waiver of our Code of Business Conduct and Ethics may be made only by our board of directors. Any waiver of our Code of Business Conduct and Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable regulation. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.

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

For the years ended December 31, 2021 and 2020, approximately 51% and 54%, respectively, of our system revenues were derived from our subscription-based model. Although the ARTAS System is not available under our subscription-based model, we expect our subscription-based business model to continue to represent the majority of our revenue for the foreseeable future. We collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. As part of our sales and marketing effort, we do not generally require our customers to undergo a formal credit check as is typically required with third-party equipment lease financing. Instead, to ensure that each monthly installment is made on time and that the customer’s systems are serviced in accordance with the terms of the warranty, every system requires a monthly activation code, which we provide to the customer upon receiving each monthly installment. If a customer does not make timely payment of a monthly installment, the customer will not receive an activation code and will be unable to use the system. Because this process does not protect us from the economic impact of a customer’s failure to make its monthly payments, we normally maintain a purchase money security interest over the devices sold under a subscription agreement and therefore enjoy priority as a secured creditor, entitling us to certain rights in the event of a customer default or bankruptcy. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments, or payments at all, during the pandemic which had resulted in higher than anticipated bad debt expense over the course of the 2020 and 2021 fiscal years. Despite the improvement we have seen in our collection experience, we cannot assure you that our customers will continue payments under their agreements or that we will not experience customer defaults even after local economies reopen for business. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

We offer credit terms to some qualified customers and distributors. In the event that any of these customers default on the amounts payable to us, our financial results may be adversely affected.

In addition to our subscription-based model, we generally offer credit terms of 30 to 90 days to qualified customers and distributors. In the event that there is a default by any of the customers or distributors to whom we have provided credit terms, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our future results of operations and cash flows. Additionally, in the event of deterioration of general business conditions, we may be subject to increased risk of non-payment of our accounts receivables. We may also be adversely affected by bankruptcies or other business failures of our customers, distributors, and potential customers. A significant delay in the collection of accounts receivable or a reduction of accounts receivables collected may impact our liquidity or result in bad debt expenses.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern.

We have had recurring net operating losses and negative cash flows from operations, and until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. As of December 31, 2021 and 2020, we had an accumulated deficit of $180.4 million and $157.4 million, respectively. Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Business or economic disruptions or global health concerns could have an adverse effect on our business, operating results or financial condition.

Global business, economic disruptions and/or global health concerns could adversely affect our business result in social, economic, and labor instability in the countries in which we, the third parties with whom we engage, and our customers operate. Any of these events could negatively impact our business, operating results or financial condition. In December 2019, an outbreak of COVID-19 originated in Wuhan, China developed into a global pandemic and has resulted in multiple extended shutdowns of businesses in North and South America, Europe and Asia Pacific and gradual re-openings of economies. While we have experienced significant improvements related to revenue, cash flows and sales trends throughout fiscal year 2021, we continue to experience some negative impact our ability to conduct business in the manner planned. Disruptions to our business include restrictions on the ability of our sales and marketing personnel and distributors to travel and sell our systems, disruptions of our global supply chain and manufacturing, reduced demand and/or suspension of operations by our customers which has impacted their ability to make monthly subscription payments.

We do not yet know the full extent of the impact of COVID-19 on our business, financial condition and results of operations. While we expect continued recovery in most of the markets within which we operate in the first half of the year, the extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and uncertain, including the severity of resurgences of the virus and its variants of concern, travel restrictions, business and workforce disruptions, the timing of and extent of reopening the economic regions in which we do business and the effectiveness of actions taken to contain and treat the disease.

Our loan and security agreements contain restrictions that may limit our flexibility to effectively operate our business.

CNB Loan Agreement

We have a revolving credit facility with City National Bank of Florida (“CNB”) pursuant to a loan agreement (the “CNB Loan Agreement”) which, among other things, contains various covenants that limit our ability to engage in specified types of transactions and requires us to maintain either a minimum cash balance in deposit accounts or a maximum total liability to tangible net worth ratio and a minimum debt service coverage ratio. An event of default under the CNB Loan Agreement would cause a default under the Notes and the MSLP Loan Agreement, each as described below, provided that a waiver of each default by CNB will also result in the termination of the corresponding default in the Notes. Upon the occurrence, and during the continuance of, an event of default under the CNB Loan Agreement, if we are unable to repay all outstanding amounts, CNB may foreclose on the collateral granted to it to collateralize the indebtedness, which would significantly affect our ability to operate our business. In addition, the CNB Loan Agreement is secured by substantially all of our assets and the assets of certain of our subsidiaries.

For additional details of the CNB Loan Agreement, the related agreements and the covenants to which we are subject, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 “Credit Facility” to the consolidated financial statements included elsewhere in this report.

Main Street Priority Lending Program Term Loan

On December 8, 2020, Venus Concept USA Inc. ("Venus USA"), a wholly-owned subsidiary of the Company, executed a loan and security agreement (the “MSLP Loan Agreement”), a Promissory Note (the “MSLP Note”), and related documents for a loan in the aggregate amount of $50.0 million for which CNB will serve as lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act (the “MSLP Loan”). Venus USA’s obligations under the MSLP Loan will be secured pursuant to a Guaranty of Payment and Performance dated as of December 8, 2020 (the “Guaranty Agreement”), by and between the Company and CNB. On December 9, 2020, the MSLP Loan was funded and the transaction closed. For additional details of the MSLP Loan Agreement, see Note 10 “Main Street Term Loan” to our consolidated financial statements included elsewhere in this report.

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

Madryn Credit Agreement and Exchange Agreement

On October 11, 2016, Venus Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept’s subsidiaries.

Contemporaneously with the MSLP Loan Agreement, the Company, Venus USA, Venus Concept Canada Corp. (“Venus Canada”), Venus Ltd., and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the “Exchange Agreement”) dated as of December 8, 2020, pursuant to which the Company (i) repaid on December 9, 2020, $42.5 million aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued, on December 9, 2020, to the Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (the “Madryn Noteholders”) secured subordinated convertible notes in the aggregate principal amount of $26.7 million (the “Notes”). The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

In connection with the Exchange Agreement, we also entered into a Guaranty and Security Agreement dated as of December 9, 2020 (the “Madryn Security Agreement”), pursuant to which we agreed to grant Madryn a security interest in substantially all of our assets to secure the obligations under the Notes. The Madryn Security Agreement contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability, without the Madryn Noteholders’ consent, to, among other things, incur, create or permit to exist additional indebtedness, or liens, and to make certain changes to our ownership structure. The Madryn Security Agreement also contains a covenant which requires that if we or any of our subsidiaries that has guaranteed the Notes consummates a disposition of material assets the result of which is that less than 50% of the consolidated net tangible assets of such entities secure the Notes then, within 90 days thereafter, we and our subsidiaries party to the Madryn Security Agreement must provide certain additional collateral so that more than 50% of the consolidated net tangible assets of the Company and its subsidiaries which have guaranteed the Notes will be collateral securing the Notes.

If an Event of Default occurs, then, the Madryn Noteholders may, subject to certain terms, (i) declare the outstanding principal amount of Notes, all accrued and unpaid interest and all other amounts owing under the Notes and other transaction documents entered into in connection therewith to be immediately become due and payable without any further action or notice by any person (ii) foreclose on the collateral granted to it to collateralize the indebtedness and (ii) exercise all rights and remedies available to it under the Notes, the Madryn Security Agreement and any other document entered into in connection with the foregoing, which would significantly affect our ability to operate our business.

For additional information regarding the Madryn Credit Agreement, the Exchange Agreement, the Notes and related agreements, see Note 11 “Madryn Long-Term Debt and Convertible Notes” to our consolidated financial statements included elsewhere in this report.

If we default on our loans secured under the Coronavirus Aid, Relief and Economic Security (CARES) Act, we may default on our CNB Loan Agreement and/or MSLP Loan.

We and one of our subsidiaries received an aggregate of $4.1 million in funding in connection with the PPP Loans. For additional details of the PPP Loans, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The Company has applied for and received partial forgiveness of Venus USA PPP Loan in the amount of $1.7 million and the Venus Concept PPP Loan in the amount of $1.1 million.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of December 31, 2021, we had capital resources consisting of cash and cash equivalents of approximately $30.9 million. Further, in order to grow our business and increase revenues, we will need to introduce and commercialize new products, grow our sales and marketing force, and implement new software systems. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of our systems, increasing our sales and marketing efforts, and continuing research and development and product enhancements activities. We will have to continue to increase our revenues while effectively managing our expenses in order to achieve profitability and to sustain it. Our operating expenses may fluctuate significantly in the future because of a variety of factors, many of which are outside of our control. Our failure to control expenses could make it difficult to achieve profitability or to sustain profitability in the future.

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

While we believe that the net proceeds from our recent financing activities, the proceeds from the PPP Loans and other government assistance programs, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, we may need to raise additional capital through public or private equity or debt financings or other sources, such as strategic collaborations sooner than expected or otherwise implement additional cost-saving initiatives. Any such financing may result in dilution to stockholders, the issuance of securities that may have rights, preferences, or privileges senior to those of holders of our common stock, the imposition of more burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital if favorable market conditions exist or given other strategic considerations even if we believe we have sufficient capital to fund our current or future operating plans.

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

In the years ended December 31, 2021 and 2020, 58% and 53%, respectively, of our global revenues were denominated in U.S. dollars and our reporting currency was the U.S. dollar. We pay a meaningful portion of our expenses in New Israeli Shekels (“NIS”), Canadian Dollars (“CAD”), and other foreign currencies. Expenses in NIS and CAD accounted for 28% and 17%, respectively, of our expenses for the year ended December 31, 2021, and 17% and 9%, respectively, of our expenses for the year ended December 31, 2020. Salaries paid to our employees, general and administrative expenses and general sales and related expenses are paid in many different currencies. As a result, we are exposed to the currency fluctuation risks relating to the denomination of its future revenues in U.S. dollars. More specifically, if the U.S. dollar devalues against the CAD or the NIS, our CAD and NIS denominated expenses will be greater than anticipated when reported in U.S. dollars. Inflation in Israel compounds the adverse impact of such devaluation by further increasing the amount of our Israeli expenses. Israeli inflation may also in the future outweigh the positive effect of any appreciation of the U.S. dollar relative to the CAD and the NIS, if, and to the extent that, it outpaces such appreciation or precedes such appreciation. We generally do not engage in currency hedging to protect the Company from fluctuations in the exchange rates of the CAD, NIS, and other foreign currencies in relation to the U.S. dollar (and/or from inflation of such foreign currencies), and we may be exposed to material adverse effects from such movements. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the U.S. dollar or any other currency against the NIS or CAD.

Downturns in the economy or economic uncertainty may reduce patient and customer demand for our systems and services, which could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the aesthetic industry in which we operate is particularly vulnerable to unfavorable economic trends. Treatments using our systems involve elective procedures, the cost of which must be borne by patients, and is not reimbursable through government or private health insurance. Economic uncertainty may reduce patient demand for the procedures performed using our systems; if there is not sufficient patient demand for the procedures for which our systems are used, practitioner demand for these systems could drop, negatively impacting operating results. The decision to undergo a procedure using our systems is driven by consumer demand. In times of economic uncertainty or recession, individuals generally reduce the amount of money that they spend on discretionary items, including aesthetic procedures. If our customers’ patients face economic hardships, our business would be negatively impacted, and our financial performance would be materially harmed in the event that any of the above factors discourage patients from seeking the procedures for which our systems are used. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay or stop making payments for our systems or services. As a result of the ongoing COVID-19 pandemic and the economic turmoil that has resulted, we expect that some of our customers will continue to experience difficulty in making timely payments or payments at all under their subscription agreements. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions, including the effect of the COVID-19 pandemic, could adversely impact our business. The impact of economic uncertainty on our industry may vary from region to region.

It is difficult to forecast our future performance and our financial results may fluctuate unpredictably.

The rapid evolution of the markets for medical technologies and aesthetic products makes it difficult for us to predict our future performance. Several factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	variations in market demand for our systems and services from quarter to quarter;

•	the inability of our customers to obtain the necessary financing or access capital;

•	performance of new functionalities and system updates;

•	performance of third party distributors, manufacturers or suppliers;

•	positive or negative media coverage of our systems, positive or negative patient experiences, the procedures or products of our competitors, or our industry generally;

•	our ability to maintain our current, or obtain further, regulatory clearances, approvals or CE Certificates of Conformity;

•	seasonal or other variations in patient demand for aesthetic procedures; and

•	introduction of new medical aesthetic procedures or products and services that compete with our products and services.

Our success depends upon patient satisfaction with our procedures. If there is not sufficient patient demand for our procedures, our financial results and future prospects will be negatively impacted.

Our procedures are elective aesthetic procedures, the cost of which must be borne by the patient and is not covered by or reimbursable through government or private health insurance. In order to generate repeat and referral business, patients must be satisfied with the effectiveness of the procedures conducted using our systems. The decision to undergo one of our procedures is thus driven by patient demand, which may be influenced by a number of factors, such as the success of our sales and marketing programs, the extent to which our physician customers recommend our procedures to their patients, the extent to which our procedures satisfy patient expectations, the cost, safety, and effectiveness of our systems versus other aesthetic treatments, and general consumer confidence, which may be impacted by economic and political conditions outside of our control. Our financial performance will be negatively impacted in the event we cannot generate significant patient demand for procedures performed with our systems.

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

We believe that establishing and strengthening our brand is critical to achieving widespread acceptance of our systems, particularly because of the highly competitive nature of the market for aesthetic treatments and procedures. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with reliable systems and services. Given the established nature of our competitors, it is likely that our future marketing efforts will require us to incur significant expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, systems may not achieve adequate acceptance by physicians, which would adversely affect our business, results of operations and financial condition. Further, negative posts or comments about us or any of our brands on any social networking website could seriously damage our reputation.

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

To successfully expand our product and service offerings, we must, among other things, develop or otherwise acquire new products that either add to, or significantly improve, our current product offerings, obtain regulatory clearance for and adhere to regulatory requirements relating to the commercialization of new products, sell our product offerings to a broad customer base, identify new markets and alternative applications for our technology, and protect existing and future products with defensible intellectual property.

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

We have established a majority-owned subsidiary in Hong-Kong as part of our international growth strategy. Although we have selected our local partners based on demonstrated experience and expertise in the local aesthetic market, the nature of our arrangements with local partners requires us to share control with unaffiliated third parties. We may not be able to identify local partners with the requisite experience and expertise in their local markets or successfully negotiate an agreement with such local partners. Moreover, the ability of this subsidiary to execute its business plan depends on the local partners fulfillment of their obligations. If local partners fail to fulfill their obligations to our satisfaction, our financial results could be adversely affected, and we may be required to either increase our level of commitment to the subsidiary and dedicate additional resources or divest our interest in the subsidiary. Although our agreements with our local partners generally allow us control over business operations, differences in views could also result in delayed execution of the subsidiary’s business plan. If these differences cause the subsidiary to deviate from our business plan, our results of operations could be adversely affected.

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

In addition to our direct sales and marketing forces, we currently depend on third-party distributors to sell, market, and service our systems in certain markets outside of North America and to train our customers in these markets. For the years ended December 31, 2021 and 2020, we generated 9% and 7%, respectively, of our systems revenues from sales made through third-party distributors. Our agreements with third-party distributors set forth minimum quarterly purchase commitments required for each distributor and provide the distributor the right to distribute its systems within a designated territory. As we continue to expand into new markets outside of North America, we will need to engage additional third-party distributors which exposes us to a number of risks, including:

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

Sales in markets outside of the United States accounted for approximately 49% of our revenue for the year ended December 31, 2021 and 56% of our revenue for the year ended December 31, 2020. In addition, the majority of our research and development activities and the manufacture of our systems are located outside of the United States. As a result of our international business, we are subject to a number of risks, including:

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

The success of our hair restoration business depends upon the success of the ARTAS System. If we are unsuccessful in continuing to develop the market for robotic hair restoration or the market acceptance for the ARTAS System fails to grow significantly, our business and future prospects will be negatively impacted.

Our success in the hair restoration market depends on the acceptance among physicians and patients of the ARTAS System as the preferred system for performing hair restoration surgery. Acceptance of the ARTAS System by physicians is significantly dependent on our ability to convince physicians of the benefits of the ARTAS System to their practices and, accordingly, develop the market for robotic-assisted hair restoration surgery. Acceptance of the ARTAS procedure by patients is equally important as patient demand will influence physicians to offer the ARTAS procedure, and the degree of market acceptance of the ARTAS System by physicians and patients is unproven. We believe that market acceptance of the ARTAS System will depend on many factors, including:

•	the perceived advantages or disadvantages of the ARTAS System relative to other hair restoration products and treatments;

•	the safety and efficacy of the ARTAS System relative to other hair restoration products and treatments;

•	the price of the ARTAS System relative to other hair restoration products and treatments;

•	our success in expanding and integrating our hair restoration sales and marketing organization;

•	the effectiveness of our marketing, advertising, and commercialization initiatives;

•	our success in adding new functionalities to the ARTAS System and enhancing existing functions; and

•	our ability to obtain regulatory clearance to market the ARTAS System for additional treatment indications in the United States.

In addition, we must be able to demonstrate that the cost of our systems and the revenue that a physician can derive from performing procedures are compelling when compared to the costs and revenue associated with alternative treatments the physician can offer and persuade physicians to purchase our systems instead of those of our competitors, many of whom already have existing relationships with our target physicians. We believe our marketing programs, including clinical support, will be critical to increasing utilization and awareness of our systems, particularly the ARTAS Systems, but these programs require physician commitment and involvement to succeed.

Further, the ARTAS iX System, which was launched in July 2018, includes our robotic implantation functionality. As this functionality is relatively new, it is possible that it could include defaults, “bugs” or present other technical issues which could prompt potential physician customers to delay their purchase of the ARTAS iX System or could prompt physicians that have purchased the ARTAS iX System not to utilize the system.

We cannot assure you that the ARTAS System will achieve broad market acceptance among physicians and patients. As we expect to derive a significant portion of our revenue in the hair restoration market from ARTAS System sales, servicing and procedure-based fees, any failure of this product to satisfy physician or patient demand or to achieve meaningful market acceptance will harm our business and future prospects.

We rely on a limited number of third-party contract manufacturers for the production of our systems and only have contracts with certain suppliers for the components used in our systems. The failure of these third parties to perform could adversely affect our ability to meet demand for our systems in a timely and cost-effective manner.

We rely on third-party contract manufacturers in Karmiel, Israel, Mazet, France, Weston, Florida and San Jose, California for the manufacture of the majority of our systems. Other than with respect to the ARTAS iX System and diode stacks for certain of our devices, the majority of the components used in our systems are available off the shelf and we do not rely on any single supplier, and as a result we do not have any long-term supply agreements for these components. Our reliance on third-party contract manufacturers and suppliers involves a number of risks, including, among other things:

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

We and NPI, as the case may be, rely on several sole source suppliers, including Kuka Robotics, Inc., FLIR Integrated Imaging Solutions Inc. and 3D-CAM International Corporation, for certain components of the ARTAS System, reusable procedure kits, disposable procedure kits and spare procedure kits. We also rely on other suppliers for some of the components used to manufacture our other devices. These suppliers may be unwilling or unable to supply components of these systems to us or NPI reliably and at the levels we anticipate or require to meet demand for our products. For us to be successful, our suppliers must be able to provide products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. We source a number of components used in the manufacture of our systems from China and given the adverse effects on global supply chain caused by the COVID-19 pandemic, access to our existing supply chain may be become impaired, which could result in manufacturing delays and inventory shortages. If we are required to transition to new third-party suppliers for certain components of our systems or our ARTAS procedure kits, we believe that there are only a few such suppliers that can supply the necessary components. A supply interruption, price fluctuation or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our systems and NPI’s ability to manufacture our ARTAS procedure kits until new sources of supply are identified and qualified. In addition, the use of components or materials furnished by these alternative suppliers could require us to alter our operations.

In addition, our reliance on these suppliers subjects us to a number of risks that could harm our reputation, business, and financial condition, including, among other things, a lack of long-term supply arrangements for key components with our suppliers, difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner, production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications, delay in delivery due to our suppliers prioritizing other customer orders over ours, damage to our reputation caused by defective components produced by our suppliers, and increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers.

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

If we are unable to manufacture our ARTAS iX System in high-quality commercial quantities successfully and consistently to meet demand, our penetration of the hair restoration market will be limited, and our reputation could be harmed.

To manufacture our ARTAS iX System in the quantities that we believe will be required to meet anticipated market demand, we will need to develop and maintain sufficient manufacturing capacity, which will involve significant challenges. Historically, we have not manufactured any of our other ARTAS System products in-house or without the contract manufacturer involvement. We have been manufacturing the ARTAS iX System without a third-party contract manufacturer’s involvement for over two years. The continuous development of commercial-scale manufacturing capabilities will require us (or our contract manufacturer for ARTAS iX System, if we decide to utilize one on a long-term basis) to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. We also may become subject to additional, onerous regulatory requirements from the U.S. regulatory agencies as well as foreign regulatory agencies. Neither we nor a third-party manufacturer, if one is utilized, may successfully complete any required increase to existing manufacturing processes in a timely manner, or at all.

If we or a contract manufacturer, if one is utilized, are unable to produce the ARTAS iX System in sufficient quantities to meet anticipated customer demand, our revenue, business, financial prospects, and reputation would be harmed. The limited experience we have, or a third-party manufacturer may have, if one is utilized, in producing the ARTAS iX System may also result in quality issues, and possibly result in product recalls. Manufacturing delays related to quality control could harm our reputation and decrease our revenue. Any recall could be expensive and generate negative publicity, which could impair our ability to market the ARTAS iX System and procedures and further affect our results of operations.

Although we actively train our customers on the use of our systems and post-treatment care, misuse by the operator of our systems may result in adverse medical events which may subject us to claims or otherwise harm our reputation and our business.

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

In the ordinary course of our business and to the extent necessary, we rely on software to control the ongoing use of our systems, collect, and aggregate diagnostic data, and collect and store sensitive data, including intellectual property and proprietary business information, and certain personally identifiable information of customers, distributors, consultants and employees in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is important to our operations and business strategy. We have established physical, electronic, and policy measures to secure our systems in an attempt to prevent a system breach and the theft of data we collect, and we rely on commercially available systems, software, tools, and monitoring in our effort to provide security for our information technology systems and the digital information we collect, process, transmit and store. Despite our security measures, our information technology systems and related infrastructure, and those of our current and any future collaborators, contractors, and consultants and other third parties on which we rely, may be vulnerable to attacks by computer viruses, malware, hackers, or breaches due to malfeasance, employee or contractor error, telecommunication or electrical failures, terrorism or other created or natural disasters. Despite our cybersecurity measures, it is possible for security vulnerabilities to remain undetected for an extended time period, up to and including several years. While we have experienced, and expect to continue to experience, threats and disruptions to the Company’s information technology infrastructure, none of them to date has had a material impact to the Company. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media, or individuals pursuant to various federal and state privacy and security laws, if applicable, and may be subject to financial liability to the extent we are not in compliance with privacy laws to which we are subject at the time of a breach. We could also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

The clinical trial process required to obtain regulatory clearances or approvals is lengthy and expensive with uncertain outcomes and could result in delays in new product introductions.

In order to obtain 510(k) clearance for certain of our systems, we were required to conduct clinical trials, and we expect to conduct clinical trials in support of marketing authorization for future products and product enhancements. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We may suffer significant setbacks in clinical trials, even after earlier pre-clinical or clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

Successful results of pre-clinical or feasibility studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance or approval of our products. The data we collect from our pre-clinical studies and clinical trials may not be sufficient to support the FDA clearance or approval, and if we are unable to demonstrate the safety and efficacy of our future products in our clinical trials, we will be unable to obtain regulatory clearance or approval to market our products.

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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or failures related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the level of risk, design or implementation of our clinical studies;

•	obtaining regulatory approval to commence a clinical trial;

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

Furthermore, clinical trials may also be delayed because of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, the Data Safety Monitoring Board for such trial, any of our clinical trial sites with respect to that site, or other regulatory authorities due to several factors, including:

•	failure to conduct the clinical trial in accordance with applicable regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	inability of a clinical investigator or clinical trial site to continue to participate in the clinical trial;

•	unforeseen safety issues, governmental regulation or adverse side effects;

•	failure to demonstrate a benefit from using the product; and

•	lack of adequate funding to continue the clinical trial.

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

The Company maintains manufacturing operations at its facilities in San Jose, California and Yokneam, Israel. We rely on third-party suppliers and manufacturers in various countries to produce components and provide raw materials used in the manufacturing of our products. The COVID-19 pandemic has resulted in both worldwide shortage of raw materials and goods required for manufacturing of our products, as well as significant governmental measures implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many regions. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third-party suppliers and manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications and we may need to seek alternate supply and/or manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations.

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

We protect our proprietary information and technology through nondisclosure agreements, noncompetition covenants, and other contractual provisions and agreements, as well as through patent, trademark and trade secret laws in the United States and similar laws in other countries. These protections may not be available in all jurisdictions and may be inadequate to prevent our competitors or other third-party manufacturers from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. For example, the laws of certain countries in which our products are manufactured or licensed do not protect our proprietary rights to the same extent as the laws of the United States. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks or applications for any of the foregoing. We have focused patent, trademark, copyright and trade secret protection primarily in the United States and Europe, although we distribute our products globally. As a result, we may not have sufficient protection of our intellectual property in all countries where infringement may occur. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and we may not be successful in such action.

We have obtained and maintained our existing patents, sought to diligently prosecute our existing patent applications, and sought to file patent applications and obtain additional patents and other intellectual property rights to restrict the ability of others to market products that compete with our current and future products. As of December 31, 2021, the Company’s patent portfolio was comprised of 12 issued U.S. patents, 8 pending U.S. patent applications, 23 issued foreign counterpart patents, and 9 pending foreign counterpart patent applications relating to the (MP)2, fractional RF and Directional Skin Tightening technology, 7 issued foreign patents covering the NeoGraft system and its methods of use, and 97 issued U.S. patents, 3 pending U.S. patent applications, 148 issued foreign counterpart patents, and 14 pending foreign counterpart patent applications relating to the ARTAS System and methods of use. However, patents may not be issued on any pending or future patent applications we file, the claims that issue may provide limited or no coverage of its products and technologies, and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable at any time. We may choose to not apply for patent protection or may fail to apply for patent protection on important technologies or product candidates in a timely fashion. In addition, we may be unable to obtain patents necessary to protect our technology or products due to prior uses of or claims to similar processes or systems by third parties, or to blocking intellectual property owned by third parties. Even though we have issued patents, and even if additional patents are issued to us in the future, they may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to prevent competitors from using similar technology or marketing similar products, or limit the length of time our technologies and products have patent protection. Also, even if our existing and future patents are determined to be valid and enforceable, they may not be drafted or interpreted broadly enough to prevent others from marketing products and services similar to ours, by easily designing products around our patents or otherwise developing competing products or technologies. In addition, the ownership or inventorship of one or more of our patents and patent applications may be challenged by one or more parties in one or more jurisdictions, including in a patent interference or a derivation proceeding in the United States Patent and Trademark Office (“USPTO”), or a similar foreign governmental agency or during the course of a litigation. If a competitor were able to successfully design around our patents, we may not be able to block such competition, and furthermore the competitor’s products may be more effective or commercially successful than its products. In addition, our current patents will eventually expire, or they may otherwise cease to provide meaningful competitive advantage, and we may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage or avoid other adverse effects on our business.

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

A significant portion of our intellectual property has been developed by our employees based in Israel in the course of their employment for Venus Ltd. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”), inventions conceived by employees during and within the scope of employment with an employer are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no agreement between an employer and an employee with respect to the employee’s right to receive compensation for such “service inventions,” the Israeli Compensation and Royalties Committee, a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her service inventions and the scope and conditions for remuneration. While our employees have generally explicitly waived their right to any additional compensation for their contribution to service invention rights, certain current or former employees may not have signed such waivers, and we may face claims from current or former employees demanding remuneration in consideration for their contribution to service invention rights, which may lead to future litigation, which could be costly and could divert management’s attention and we could be required to pay such remuneration.

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

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a PMA application from the FDA, unless an exemption applies. We consider our Venus Glow and NeoGraft systems exempt from the FDA’s 510(k) clearance requirement. We have obtained 510(k) clearance from the FDA for Venus Concept’s Venus Viva, Venus Viva MD, Venus Legacy, Venus Versa, Venus Velocity, Venus Bliss, Venus Bliss Max, Venus Epileve, Venus Fiore, ARTAS and ARTAS iX Systems.

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

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under the FDA regulations. The failure to comply with applicable regulations could jeopardize our ability to sell our systems and result in enforcement actions such as fines, injunctions, civil penalties, recalls or seizure of products, withdrawal of current clearances, and refusal of future clearances.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and harm our reputation, business, financial condition and results of operations.

We are subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer.

We must maintain regulatory approval in foreign jurisdictions in which we plan to market and sell our systems. In the EEA, for example, manufacturers of medical devices need to comply with the Essential Requirements laid down in Annex II to the EU Medical Devices Directive (Council Directive 93/42/EEC) and the EU Medical Device Regulation 2017/747 (MDR) which is replacing the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to medical devices, without which they cannot be marketed or sold in the EEA. With respect to active implantable medical devices or Class III devices, the manufacturer must conduct clinical studies to obtain the required clinical data, unless reliance on existing clinical data from equivalent devices can be justified. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the competent authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming.

We are subject to governmental regulation and other legal obligations, particularly related to privacy and data security, which are complex and rapidly changing. Our actual or perceived failure to comply with such obligations could harm our business.

We are subject to diverse laws and regulations relating to data privacy and security, both in the United States and internationally. New global privacy rules are being enacted and existing ones are being updated and strengthened. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized access or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; damages; litigation; consent orders; and injunctive relief.

The regulation of data privacy and security, and the protection of the confidentiality of personal information, is increasing and continues to evolve in many of the jurisdictions in which we operate. For example, California has enacted the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA), which create new individual privacy rights for consumers (as that word is broadly defined in the law) and employees and places increased privacy and security obligations on entities handling personal data of consumers and employees. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provides such consumers with ways to exercise new rights including the right to opt-out of certain sharing of personal information, and allows consumers to bring private actions based on data breaches. Other states, such as Virginia and Colorado, have also adopted comprehensive consumer privacy laws at the state level. In the United States at the federal level, the Federal Trade Commission has brought legal actions against organizations that are alleged to have violated consumers’ privacy rights, or misled them by failing to maintain security for sensitive consumer information, or caused substantial consumer injury. In many of these cases, the FTC has charged the defendants with violating Section 5 of the FTC Act, which bars unfair and deceptive acts and practices in or affecting commerce. In addition to the FTC Act, the agency also enforces other federal laws relating to consumers’ privacy and security.

In addition, federal and state breach notification laws may require us to notify individuals, federal and state agencies, or the media if we suffer a privacy or security breach incident involving personally identifiable information. Proposals for additional privacy and security laws are being considered at both the federal and state level, and could be enacted in the future.

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

The FDA, state regulating agencies at times, and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or if a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur because of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. We have received inquiries from regulatory agencies regarding post-market safety concerns in the past. We cannot assure you that product defects or other errors will not occur in the future. Recalls involving any of our systems could be particularly harmful to our business, financial condition, and results of operations because it is our only product.

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

Our manufacturing processes and facilities are required to comply with the quality management system regulations of its target markets (i.e., the QSR, ISO 13485:2016, and the MDSAP). Adherence to quality management system regulations and the effectiveness of our quality management control systems are periodically assessed through internal audits and inspections of manufacturing facilities by regulatory authorities. Failure to comply with applicable quality management system requirements, or later discovery of previously unknown problems with our products or manufacturing processes, including our failure or the failure of our third-party manufacturer to take satisfactory corrective action in response to an adverse quality system inspection, can result in enforcement action, which could have an adverse effect on our business. Our manufacturing process and facilities are audited annually for compliance with the last editions of QSR, ISO13485 and MDSAP requirements. The FDA inspected our San Jose facility in January 2020, which audit resulted in two observations. We responded to the FDA in February 2020 and the effectiveness of our actions will be determined during our next inspection. Regulating agencies, including the FDA, foreign regulatory authorities, and our notified body can institute a wide variety of enforcement actions, ranging from inspectional observations to more severe sanctions such as:

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

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. We must also devote significant time to monitoring developments and changes to ensure our compliance with the various applicable regulations and required approvals. For example, several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations. Certain regulators are exhibiting less flexibility and are requiring local preclinical and clinical data in addition to global data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products or could increase the cost and time to obtain such approvals in the future.

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

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of the Company’s common stock to fluctuate include:

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

We are an emerging growth company and a smaller reporting company within the meaning of the 1933 Act and we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies; this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We qualify as, an “emerging growth company” within the meaning of the 1933 Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”). We have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters and reduced reporting periods. As a result, stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from complying with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period. Accordingly, when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, could adopt the new or revised standard at the time private companies adopt the new or revised standard, unless early adoption is permitted by the standard. We intend to continue to use private company adoption dates for ASC 842, Leases. This may make comparison of us with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

As of December 31, 2021, our executive officers, directors and certain of our shareholders who are affiliated with our directors, in the aggregate, beneficially own approximately 39% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, if they choose to act together, these persons would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

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

We also have office space in San Jose, California, where we occupy approximately 23,000 square feet of space under a lease that expires in April 2022. In addition, we lease a manufacturing facility for approximately 2,500 square feet in San Jose, California which we lease on a month-to-month basis. We have decided not to renew our current lease, and therefore, have entered into a new lease for a facility in San Jose, California which will host our offices, research and development activities, logistics and manufacturing. We will occupy approximately 31,415 square feet of total space under the lease that expires in June 2027. We anticipate moving into this new facility in the first quarter of 2022.

We recently secured lease for a facility in Pembroke Pines, Florida, where we will occupy approximately 6,600 square feet under a lease that expires five years from the date we occupy the facilities. We expect occupancy to begin during the second quarter of 2022. These new facilities will be used to support our logistics and technical support services for our United States operations.

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

Holders

As of March 24, 2022, there were 115 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sale of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. Any statements contained in this Annual Report on Form 10-K that are not historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate or may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors”. Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or verbal, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are an innovative global medical technology company that develops, commercializes, and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In 2021 and 2020, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

We have had recurring net operating losses and negative cash flows from operations. As of December 31, 2021 and 2020, we had an accumulated deficit of $180.4 million and $157.4 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of December 31, 2021 and 2020, we had cash and cash equivalents of $30.9 million and $34.3 million, respectively. The pandemic has had a significant negative impact on our business; therefore, while our business demonstrated strong year over year growth in revenues as compared to 2020, and we expect this momentum to continue for the 2022 year, the extent to which COVID-19 will impact our business going forward will depend on numerous evolving factors that cannot be reliably predicted, such as the duration and scope of the pandemic, including COVID-19 variants; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity, or financial market instability. See ‘‘—Liquidity and Capital Resources’’ for additional information.

The 2021 Private Placement

On December 15, 2021, we entered into a securities purchase agreement pursuant to which we issued and sold to certain investors an aggregate of 9,808,418 shares of our common stock and 3,790,755 shares of our convertible preferred stock (the “2021 Private Placement”). The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2021 Private Placement transaction is discussed in Note 15 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

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

Main Street Priority Lending Program Term Loan

On December 8, 2020, we entered into the MSLP Loan. On December 9, 2020, the MSLP Loan had been funded and the transaction was closed. The MSLP Note has a term of five years and bears interest at a rate per annum equal to 30-day LIBOR plus 3%. We used the proceeds from the MSLP Loan to repay in full an outstanding balance of $3.2 million under the CNB Loan Agreement and partially repay our obligation under the Madryn Credit Agreement of $43.6 million (including principal of $42.5 million). The rest of the outstanding debt under the Madryn Credit Agreement was converted into secured convertible promissory notes in the aggregate amount of $26.7 million. For additional information regarding the MSLP Loan and MSLP Note, see the “Risk Factors” and Note 10 “Main Street Term Loan” to our consolidated financial statements included elsewhere in this report.

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

In 2020, we issued and sold to Lincoln Park 3.0 million shares of our common stock, with 0.2 million of these shares being issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $0.6 million together with the issuance costs of $0.1 million were recorded as deferred issuance costs in the consolidated balance sheet. These costs will be amortized into consolidated statements of stockholders’ equity proportionally based on proceeds received during the period and the expected total proceeds to be raised over the term of the Equity Purchase Agreement. The net proceeds from shares issuance as of December 31, 2021 were $8.4 million. No shares were issued to Lincoln Park in 2021. We anticipate that the Equity Purchase Agreement will enhance our balance sheet and financial condition to support our future growth initiatives.

2020 Private Placement

On March 18, 2020, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and they agreed to purchase an aggregate of approximately 2.3 million shares of our common stock, 0.7 million shares of Series A Preferred Stock, which was convertible into 6.6 million shares of our common stock and warrants to purchase up to an aggregate of approximately 6.7 million shares of our common stock at an exercise price of $3.50 per share (the “2020 Private Placement”). The warrants have a five-year term and are exercisable beginning 181 days after their issue date. The aggregate net purchase price for the securities sold in the 2020 Private Placement was approximately $20.3 million. The transaction was completed on March 19, 2020. All outstanding shares of Series A Preferred Stock automatically converted into 6.6 million shares of our common stock on June 16, 2020 upon receipt of stockholder approval at our annual meeting of stockholders held on June 16, 2020.

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

We generate revenue under our subscription-based business model and from traditional system sales. Venus Ltd. commenced a subscription-based model in North America in 2011, and approximately 55% and 46% of aesthetic systems we delivered were sold under the subscription-based model in the years ended December 31, 2021 and 2020, respectively. We have launched our subscription model in targeted international markets in which we operate directly. We currently do not offer the ARTAS iX system under the subscription model. For additional details related to our subscription model, see Item 1. Business – Subscription-Based Business Model and as included elsewhere in this report.

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

We have developed and commercialized eleven technology platforms, including our ARTAS and NeoGraft systems. We believe our ARTAS and NeoGraft systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market. Our medical aesthetic technology platforms have received regulatory clearance for indications such as treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains. In addition, we have received regulatory approval for marketing certain indications in overseas markets but not in the United States, including treatment of certain soft tissue injuries, temporary increase of skin tightening, temporary body contouring, and vaginal treatments. With respect to vaginal treatments, we received a medical device license issued by Health Canada to market the Venus Fiore Feminine Health System (“Venus Fiore”) in Canada on July 14, 2021, and previously obtained a CE Mark for the Venus Fiore in March 2020. Following Venus Fiore authorization in Canada, we received FDA 510(k) clearance to market the Venus Freedom device (which will be commercially sold as Venus Fiore) in the United States, further expanding our portfolio of technologies that can treat a broad range of common women’s health conditions.

In the United States, we have obtained 510(k) clearance from the FDA for our Venus Viva, Venus Viva MD, Venus Legacy, Venus Versa, Venus Velocity, Venus Bliss, Venus Bliss Max, Venus Epileve, Venus Fiore, ARTAS and ARTAS iX systems. Outside the United States, we market our technologies in over 60 countries across Europe, the Middle East, Africa, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

As of December 31, 2021, we operated directly in 18 international markets through our 15 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, and Israel. Our revenues for the year ended December 31, 2021 and 2020 were $105.6 million and $78.0 million, respectively. We had a net loss attributable to Venus Concept of $23.0 million and $85.3 million for the years ended December 31, 2021 and 2020, respectively. We had an Adjusted EBITDA loss of $10.6 million and $20.1 million for the years ended December 31, 2021 and 2020, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the years presented:

Venus Concept Inc.

Reconciliation of Net loss to Non-GAAP Adjusted EBITDA

	Year Ended, December 31,
	2021	2020
Reconciliation of net loss to adjusted EBITDA	(in thousands)
Net loss	$(22,141)	$(82,818)
Foreign exchange loss (gain)	2,559	(68)
Loss on debt extinguishment	—	2,938
Loss on disposal of subsidiaries	567	2,526
Finance expenses	4,955	8,343
Income tax (benefit) expense	(707)	1,181
Depreciation and amortization	4,854	4,804
Stock-based compensation expense	2,068	2,138
Gain on forgiveness of government assistance loans	(2,775)	—
Goodwill impairment charge	—	27,450
COVID-19 related bad debts	—	11,088
Other adjustments (1)	—	2,280
Adjusted EBITDA	$(10,620)	$(20,138)

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

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Year Ended December 31,
	2021	2020
United States	498	338
International	1,171	968
Total systems delivered	1,669	1,306

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

Investment in Sales, Marketing and Operations. In recent years, we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This included the opening of direct offices and hiring experienced sales, marketing, and operational staff. While we generated incremental product sales in these new markets, these revenues and the related margins did not fully offset the startup investments made in certain countries. We are evaluating our profitability and growth prospects in these countries post-COVID-19, and we have taken and will continue to take steps to exit countries which we do not believe will produce sustainable results. Since June 2020 we have closed 9 direct offices across Europe, Asia Pacific, Latin America and Africa and have increased our investment and focus in the United States market.

In the years ended December 31, 2021 and 2020, respectively, we did not open any direct sales offices. Over the course of fiscal year ended December 31, 2021, we completed the following transactions:

•

Sold our share (80%) in our subsidiary, Venus Concept Africa (Pty) Ltd., to a non-controlling shareholder for a nominal cash consideration. The disposal resulted in a loss of approximately $0.2 million.

•	Filed a Certificate of Dissolution to dissolve our wholly-owned subsidiary, Restoration Robotics Spain S.L. There is no financial impact to our consolidated financial results as a result of the subsidiary’s dissolution.

•	On September 7, 2021, we acquired the non-controlling interest (45%) in our subsidiary in China, Venus Concept (Shanghai) Co., Ltd, for a nominal consideration.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining payments required under their subscription agreements. Due to COVID-19, in 2020, we experienced significant reductions in the collection of accounts receivable from our subscription customers across the markets in which we operate. As a result, in addition to our regular allowance for doubtful accounts, we recorded a COVID-19 related bad debt charge of $11.1 million in 2020. In 2021, our collections results improved along with our customer base exhibiting a significant increase in the number of procedures performed with our products. As a result, we recovered a bad debt expense of $3.2 million in the second quarter of 2021 tracing to a reactivation of our customer base. In the year ended December 31, 2021, we recovered a bad debt expense of $0.3 million compared to $15.2 million of bad debt expense incurred in the year ended December 31, 2020. As of December 31, 2021, our allowance for doubtful accounts stands at $12.0 million which represents 14% of the gross outstanding accounts receivable as of this date.

Outlook

COVID-19

Our overall performance continues to show strength as we find ways to adapt to the challenges presented by the COVID-19 pandemic. There are certain markets in which we operate where commercial efforts are still challenged by the effects of COVID-19, either through local government restrictions and/or patients’ hesitancy to undergo procedures. Where possible, our sales efforts are increasingly focused on countries and markets that have had success in managing the pandemic through proper guidance from public health authorities combined with strong COVID-19 vaccination outcomes.

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

We are also monitoring recent rulemaking by the Department of Labor’s Occupational Safety and Health Administration (“OSHA”). On November 4, 2021, OSHA issued an emergency temporary standard (the “ETS”) requiring all employers with at least 100 employees to ensure their employees are fully vaccinated or require weekly testing for unvaccinated employees by January 4, 2022. As of January 13, 2022, the United States Supreme Court issued a stay on implementation of the ETS, thereby delaying its implementation for an indefinite period. Should the ETS be implemented, we believe that the regulations apply to us but the exact impact the new regulations could have on us is uncertain at this time. However, implementation of the ETS could result in employee attrition, difficulty fulfilling future labor needs, and additional costs related to compliance.

Supply chain. In the latter half of 2021, we were impacted by the global supply disruptions related to COVID-19, which resulted in our inability to fulfil demand for certain of our products. The value of such purchase order backlog in the third quarter and fourth quarter of 2021 was $2.4 million, and $1.0 million, respectively. For the third quarter backlog, we fulfilled $2.2 million in the fourth quarter of 2021 and the remainder in the first quarter of 2022. For the fourth quarter backlog, we fulfilled $0.8 million in the first quarter of 2022.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. The economic recovery in individual countries in 2021 progressed well in most countries that we operate in, and is largely dependent on the success of each country in controlling the spread and impact of COVID-19, as well as the success of each country’s access to and implementation of a COVID-19 vaccination program. Overall, our results for the year ended December 31, 2021 were better than we anticipated in Europe, Asia Pacific and North America where vaccination programs were successful in containing the spread of COVID-19, enabling local jurisdictions to ease restrictions on our customer base. While we expect this momentum to continue for the 2022 year, the COVID-19 outbreak continues to be fluid, and the extent to which the pandemic will continue to impact our business remains largely uncertain and could continue to be significant for the foreseeable future.

Accounts receivable collections. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments or payments at all during the pandemic under their subscription agreements. In 2020, and to a lesser extent in 2021, we entered into repayment arrangements with the majority of non-paying customers, and as government lockdowns and shelter in place orders were lifted, we experienced a significant improvement in collections as businesses reopened. We remain fully focused on reactivating collections with those at-risk accounts that have struggled through the pandemic but show signs of viability. As of December 31, 2021, our allowance for doubtful accounts stands at $12.0 million, which represents 14% of the gross outstanding accounts receivable as of that date. This represents a decrease of $6.5 million from our December 31, 2020 allowance for doubtful accounts balance of $18.5 million.

With the recent regulatory approvals and successful rollout of COVID-19 vaccines, combined with a relaxation of government restrictions in certain markets we operate in, our collection experience continues to improve, with collections in our largest subscription markets averaging 87% of our billings in January 2021, 92% in February 2021, 98% in March 2021, 92% in April 2021, 95% in May 2021, 93% in June 2021, 92% in July 2021, 100% in August 2021, 96% in September 2021, 93% in October 2021, 90% in November 2021 and 98% in December 2021. As a result of the improved collections experience, we recorded a recovery of bad debt expense of $3.2 million in the second quarter of 2021. This recovery directly relates to a reactivation of customers for which we previously provided a bad debt allowance for. We will continue our proactive approach to collections of our accounts receivable and will revisit our allowance for doubtful accounts during the next quarter.

Mitigation efforts. We are focused on continuing to mitigate the impacts of the COVID-19 pandemic on our business to the extent possible. Our mitigation efforts include the following:

•

Accounts Receivables Collections Initiatives. We have made repayment arrangements with the majority of our non-paying subscription customers to collect temporarily reduced monthly payments where possible and/or deferred amounts in expectation of full collection as business activities continue to resume. We modified our payment arrangements with these subscription customers such that past due amounts are scheduled to be repaid over a three to six month period. We made further adjustments with the emergence of the second and third COVID-19 waves, where payment arrangements from the first or second waves were not fully honored. The emergence of the Omicron variant has presented some collection challenges with certain customers due to staffing shortages at the clinic level, but this has not translated in higher customer defaults. We continue to work with these customers to formulate revised payment plans. Based on our interactions and arrangements in place thus far with our subscription customers, the majority have recommenced payments in those jurisdictions where business has resumed. While the repayment arrangements and improvements in collections activities made thus far have resulted in our cash collections rate averaging at or close to pre-COVID-19 levels, we may not be successful in collecting all outstanding amounts.

•	The 2021 Private Placement. In December 2021, we issued and sold to certain investors 9,808,418 shares of common stock and 3,790,755 shares of the convertible preferred stock. The 2021 Private Placement was completed on December 15, 2021. The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity. See Note 15 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

•

Government Assistance Programs. In 2020, certain of our subsidiaries applied for government assistance programs and received loans and other government subsidies in the aggregate of $5.3 million, including $4.1 million in PPP Loans under the PPP. The terms of these government assistance programs vary by jurisdiction. See Note 13 “Government Assistance Programs” in the notes to our consolidated financial statements included elsewhere in this report. In 2021, we applied for partial forgiveness of the PPP Loans with the SBA and received partial forgiveness in the total amount of $2.8 million of original PPP Loans as of December 31, 2021. Also in 2021, we received additional government subsidies for $0.1 million.

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

The extent to which the COVID-19 pandemic may continue to impact our business, operating results, financial condition, and liquidity in the future will depend on future developments, which we cannot predict with reasonable accuracy, including the duration and severity of the pandemic, travel restrictions, business and workforce disruptions, the impact of COVID-19 variants and the effectiveness of actions taken to contain and treat the disease in each of the markets in which we operate. While our business has clearly improved and we expect this momentum to continue in fiscal year 2022, the situation surrounding COVID-19, and in particular, the COVID-19 variants, remains fluid, and the potential for additional negative impacts on our results of operations, financial condition and liquidity increases the longer the pandemic impacts activity levels in the countries in which we operate.

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

System Revenue

For the years ended December 31, 2021 and 2020, approximately 51% and 54%, respectively, of our system revenues were derived from our subscription contracts. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. The significantly reduced up-front financial commitment, coupled with less onerous credit and disclosure requirements, is intended to make our subscription-based sales program more appealing and affordable to customers, including non-traditional providers of aesthetic services such as family practice physicians, general practice physicians, and operators of medical aesthetic spas. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the years ended December 31, 2021 and 2020, approximately 40% and 39%, respectively, of our system revenues were derived from traditional sales. Customers generally demand higher discounts in connection with these types of sales. We recognize revenues from products sold to customers based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the separate performance obligations in the contract; and (5) recognition of revenue when (or as) the entity satisfies a performance obligation.

We do not grant rights of return or early termination rights to our customers under either our traditional sales or subscription models. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the years ended December 31, 2021 and 2020, approximately 9% and 7%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

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

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 3.10% for the MSLP Loan and 8.0% for the Notes as of December 31, 2021 and 3.14% for the MSLP Loan and 8.0% for the Notes as of December 31, 2020.

Foreign Exchange (Gain) Loss

Foreign currency exchange (gain) loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Income Taxes Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription agreements is reported and tax affected. This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer. Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Income tax expense is recognized based on the actual taxable loss incurred during the year ended December 31, 2021.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the years indicated:

	Year Ended December 31,
	2021	2020
Consolidated Statements of Loss:	(dollars in thousands)
Revenues:
Leases	$45,094	$33,428
Products and services	60,528	44,586
Total revenue	105,622	78,014
Cost of goods sold	31,528	26,623
Gross profit	74,094	51,391
Operating expenses:
Sales and marketing	37,438	26,203
General and administrative	45,940	57,882
Research and development	8,258	7,754
Goodwill impairment	—	27,450
Gain on forgiveness of government assistance loans	(2,775)	—
Total operating expenses	88,861	119,289
Loss from operations	(14,767)	(67,898)
Other expenses:
Foreign exchange loss (gain)	2,559	(68)
Finance expenses	4,955	8,343
Loss on debt extinguishment	—	2,938
Loss on disposal of subsidiaries	567	2,526
Loss before income taxes	(22,848)	(81,637)
Income tax (benefit) expense	(707)	1,181
Net loss	$(22,141)	$(82,818)
Deemed dividend	—	3,564
Net loss attributable to the Company	(23,013)	(85,270)
Net income (loss) attributable to noncontrolling interest	872	(1,112)
As a % of revenue:
Revenues	100%	100%
Cost of goods sold	29.8	34.1
Gross profit	70.2	65.9
Operating expenses:
Selling and marketing	35.4	33.6
General and administrative	43.5	74.2
Research and development	7.8	9.9
Goodwill impairment	—	35.2
Gain on forgiveness of government assistance loans	(2.6)	—
Total operating expenses	84.1	152.9
Loss from operations	(14.0)	(87.0)
Foreign exchange (gain) loss	2.4	(0.1)
Finance expenses	4.7	10.7
Loss on debt extinguishment	—	3.8
Loss on disposal of subsidiaries	0.5	3.2
Loss before income taxes	(21.6)	(104.6)

The following tables set forth our revenue by region and by product type for the years indicated:

	Year Ended December 31,
Revenues by region:	2021	2020
United States	$53,520	$33,987
International	52,102	44,027
Total revenue	$105,622	$78,014

	Year Ended December 31,
	2021	2020
Revenues by product:	(in thousands)
Subscription—Systems	$45,094	$33,428
Products—Systems	43,106	28,957
Products—Other(1)	13,230	10,858
Services (2)	4,192	4,771
Total revenue	$105,622	$78,014

(1)	Products-Other include ARTAS procedure kits and other consumables.
(2)	Services include extended warranty sales and VeroGrafters technician services.

Comparison of the Years Ended December 31, 2021 and 2020

Revenues

	Year Ended December 31,
	2021		2020		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$45,094	42.7	$33,428	42.8	$11,666	34.9
Products—Systems	43,106	40.8	28,957	37.1	14,149	48.9
Products—Other	13,230	12.5	10,858	13.9	2,372	21.8
Services	4,192	4.0	4,771	6.2	(579)	(12.1)
Total	$105,622	100.0	$78,014	100.0	$27,608	35.4

Total revenue increased by $27.6 million, or 35.4%, to $105.6 million for the year ended December 31, 2021 from $78.0 million for the year ended December 31, 2020. The increase in revenue was a result of increased revenue in the United States of $19.5 million and increased revenue in international markets of $8.1 million. The increase in revenue in both the United States and international markets was driven by reinvesting and refocusing our efforts in the United States and other countries that were able to contain the spread of COVID-19, enabling local jurisdictions to ease restrictions on our customer base which positively impacted our ability to sell into these channels. Throughout all of 2021 we experienced strong adoption of Venus Bliss and record system sales in our hair restoration business led by ARTAS. The Company also experienced a significant rebound in traditional system sales that support body contouring and skin tightening in all key markets.

We sold an aggregate of 1,669 systems in the year ended December 31, 2021 compared to 1,306 in the year ended December 31, 2020. The percentage of systems revenue derived from our subscription model was approximately 51% in the year ended December 31, 2021 compared to 54% in the year ended December 31, 2020. The increased focus and system sales of ARTAS iX, which is not sold under our subscription model, accounts for the slight drop in systems sold under subscription.

Other product revenue increased by $2.4 million, or 21.8%, to $13.2 million in the year ended December 31, 2021 from $10.8 million in the year ended December 31, 2020. The increase was driven by stronger performance on ARTAS kits, Venus Viva tips, and other consumables.

Services revenue decreased by $0.6 million, or 12.1%, to $4.2 million in the year ended December 31, 2021 from $4.8 million in the year ended December 31, 2020. The decrease was driven by the suspension of operations of the 2two5 marketing services in the second half of 2020 and the suspension of our VeroGrafters technician services in the fourth quarter of 2021.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $4.9 million, or 18.3%, to $31.5 million in the year ended December 31, 2021 from $26.6. million in the year ended December 31, 2020. Gross profit increased by $22.7 million, or 44.2%, to $74.1 million in the year ended December 31, 2021, as compared to $51.4 million in the year ended December 31, 2020. The increase in gross profit is primarily due to an increase in revenue in key markets that benefited from the global economic recovery that resulted from the successful rollout of COVID-19 vaccines, the success of lockdown measures, and higher system sales of Venus Bliss and increases in hair restoration, body contouring and skin tightening system sales. Gross margin was 70.2% of revenue in the year ended December 31, 2021 compared to 65.9% of revenue in the year ended December 31, 2020. The increase in gross profit percentage is primarily driven by higher sales of consumables, improved revenue mix of system sales, sold under our subscription program primarily tracing to sales of the Venus Bliss and the discontinuation of our 2two5 advertising agency and VeroGrafters technician services.

Operating expenses

	Year Ended December 31,
	2021		2020		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues		$%
Operating expenses:
Selling and marketing	$37,438	35.4	$26,203	33.6	$11,235	42.9
General and administrative	45,940	43.5	57,882	74.2	(11,942)	(20.6)
Research and development	8,258	7.8	7,754	9.9	504	6.5
Goodwill impairment	-	—	27,450	35.2	(27,450)	(100.0)
Gain on forgiveness of government assistance loans	(2,775)	(2.6)	-	—	(2,775)	100.0
Total operating expenses	$88,861	84.1	$119,289	152.9	$(30,428)	(25.5)

Selling and Marketing. Selling and marketing expenses increased by 42.9% in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase is largely due to our reinvestment in the United States and other key markets that benefited from the global economic recovery enabled by reduced lockdown measures benefiting our ability to sell into these channels. In particular, our continued investment in the United States should assist in our efforts to expand gross margin due to higher average selling prices in this market. As a percentage of total revenues, our selling and marketing expenses increased by 1.8%, from 33.6% in the year ended December 31, 2020 to 35.4% in the year ended December 31, 2021. As the business environment improves, we expect selling and marketing expenses to continue to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses decreased by 20.6% in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to lower bad debt expenses in 2021 due to an improvement in the global economy. As a percentage of total revenues, our general and administrative expenses decreased by 30.7%, from 74.2% in the year ended December 31, 2020, to 43.5% in the year ended December 31, 2021, primarily due to an improvement in revenues.

Research and Development. Research and development expenses increased by $0.5 million or 6.5% in the year ended December 31, 2021 compared to the year ended December 31, 2020. The slight increase is due to a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms, partially offset by synergies realized across our research and development teams in both Israel and San Jose, California. As a percentage of total revenues, our research and development expenses decreased by 2.1%, from 9.9% in the year ended December 31, 2020, to 7.8% in the year ended December 31, 2021, due to an improvement in revenues.

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

Gain on forgiveness of government assistance loans. In 2021, we applied for and received partial forgiveness of the PPP Loans with the SBA in the aggregate amount of $2.8 million of original PPP Loans as of December 31, 2021.

Foreign exchange loss. We had a foreign exchange loss of $2.6 million in the year ended December 31, 2021 and a foreign exchange gain of $68 thousand in the year ended December 31, 2020. Changes in foreign are driven mainly by the effect of foreign exchange on accounts receivable and accounts payable balances denominated in currencies other than the US dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses decreased by $3.3 million, to $5.0 million in the year ended December 31, 2021 from $8.3 million in the year ended December 31, 2020, mostly due to a lower average interest rate on our long-term debt as a result of refinancing this debt in the fourth quarter of 2020, partially offset by a higher long-term debt balance and increased amortization of deferred finance costs. See “—Liquidity and Capital Resources” below.

Loss on disposal of subsidiaries. In the third quarter of 2021 we sold our 80% share in our subsidiary, Venus Concept Africa (Pty) Ltd., to a non-controlling shareholder for a nominal cash consideration. The disposal resulted in a loss of approximately $0.2 million. In 2020, we sold our share (51%) in Indian subsidiary, Venus Aesthetic LLP, to an unrelated third party and in 2021 we wrote off the accounts receivable from the subsidiary disposal of $0.4 million. In 2020 we sold our share in several subsidiaries as we are focused on markets with higher growth and profit potential. The disposal resulted in a loss of $2.5 million

Income Tax Benefit. We had an income tax benefit of $0.7 million in the year ended December 31, 2021, compared to $1.2 million income tax expense in the year ended December 31, 2020. In 2021, geographic sales mix, true up to tax return, and changes in timing of deductible expenses, resulted in a $0.7 million income tax benefit.

Liquidity and Capital Resources

We had $30.9 million and $34.3 million of cash and cash equivalents as of December 31, 2021 and December 31, 2020, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $77.8 million as of December 31, 2021, including the MSLP Loan of $50.6 million, convertible notes of $26.7 million including closing fees of $1.6 million, and government assistance loans of $0.5 million, compared to total debt obligations of approximately $79.6 million as of December 31, 2020.

Our working capital requirements reflect the growth of our business over the last few years, in particular, the shift from a traditional sales model to a subscription model. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 56:44 in the year ended December 31, 2021, compared to 58:42 in 2020. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

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

CNB Loan Agreement

We have a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries to be used to finance working capital requirements (the “CNB Loan Agreement”). As of December 31, 2020, a portion of the proceeds from the MSLP Loan described above was used to repay $3.2 million of outstanding borrowings under the CNB Loan Agreement. There was $nil outstanding balance as of December 31, 2021 and December 31, 2020.

On August 26, 2021 we entered into the Fourth Amended and Restated CNB Loan Agreement with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced from $10.0 million to $5.0 million at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3.0 million to $1.5 million, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. As of December 31, 2021, and December 31, 2020, we were in compliance with all required covenants. For additional information on the CNB Loan Agreement and the related agreements, see Note 12 “Credit Facility” to our consolidated financial statements included elsewhere in this report.

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

No shares were issued and sold to Lincoln Park in the year ended December 31, 2021.

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

Capital Resources

As of December 31, 2021, we had capital resources consisting of cash and cash equivalents of approximately $30.9 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers. We believe that the net proceeds from the 2021 Private Placement, net proceeds from the December 2020 Public Offering, the proceeds from issuance of our common stock to Lincoln Park, net proceeds from the 2020 Private Placement, the proceeds from the government assistance programs, the proceeds from the MSLP Loan, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. The pandemic has had a significant negative impact on our business. While our business is showing strong growth, we expect the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to the continued beneficial impact of local vaccination efforts, and whether the severity of the pandemic worsens in the jurisdictions in which we operate. Given the uncertainties of the pandemic, and in particular around the COVID-19 variants, we may need additional capital to fund our future operations and to access the capital markets sooner than we planned. We cannot assure you that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

Cash flows

The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(19,771)	$(28,650)
Cash used in investing activities	(552)	(2,392)
Cash provided by financing activities	16,819	49,673
Net increase in cash, cash equivalents and restricted cash	$(3,504)	$18,631

Cash Flows from Operating Activities

For the year ended December 31, 2021, cash used in operating activities consisted of a net loss of $22.1 million and an investment in net operating assets of $5.3 million, partially offset by non-cash operating expenses of $7.6 million. The investment in net operating assets was primarily attributable to a decrease in inventories of $4.3 million, an increase in other current assets of $1.9 million, a decrease in other long-term assets of $0.1 million, an increase in advances to suppliers of $0.4 million, an increase in unearned interest income of $0.3 million and an increase in other long-term liabilities of $0.3 million. This was partially offset by a decrease in prepaid expenses of $0.5 million, a decrease in accounts receivable of $0.9 million, primarily due to stronger collections as customers start to recover from the pandemic globally during 2021, a decrease in accounts payable of $1.4 million, a decrease in accrued expenses and other current liabilities of $0.9 million and a decrease in severance pay funds of $0.1 million. The non-cash operating expenses consisted mainly of a recovery for bad debts of $0.3 million, depreciation and amortization of $4.9 million, finance expenses and accretion of $1.8 million, stock-based compensation expense of $2.1 million, provision for inventory obsolescence of $1.5 million, loss on the sale of a subsidiary of $0.6 million, gain on forgiveness of government assistance loans of $2.8 million and deferred tax benefit of $0.2 million.

In the year ended December 31, 2020, cash used in operating activities consisted of a net loss of $82.8 million and an investment in net operating assets of $7.7 million, partially offset by non-cash operating expenses of $61.9 million. The investment in net operating assets was primary attributable to a decrease in inventories of $1.0 million, a decrease in other current assets of $2.4 million, a decrease in other long-term assets of $0.2 million, an increase in trade payables of $3.0 million, an increase in unearned interest income of $1.9 million and an increase in other long-term liabilities of $0.5 million. This was partially offset by a decrease in accounts receivable of $0.1 million, a decrease in prepaid expenses by $0.2 million and an increase in accrued expenses and other current liabilities of $0.9 million. The non-cash operating expenses consisted mainly of a goodwill impairment charge of $27.5 million, a provision for bad debts of $15.2 million, depreciation and amortization of $4.8 million, stock-based compensation expense of $2.1 million, provision for inventory obsolescence of $0.6 million, loss on debt extinguishment of $2.9 million, loss on sale of subsidiaries of $2.5 million, loss on disposal of property and equipment of $0.2 million, deferred tax benefit of $0.4 million, a change in the fair value of the earn-out liability for the purchase of NeoGraft of $0.3 million, interest on convertible promissory notes of $0.1 million and finance expenses of $6.1 million.

Cash Flows from Investing Activities

In the year ended December 31, 2021, cash used in investing activities consisted of $0.5 million for the purchase of property and equipment and the proceeds from the sale of a subsidiary, net of cash relinquished.

In the year ended December 31, 2020, cash used in investing activities consisted of $0.3 million for the purchase of property and equipment and $2.1 million of cash disposed in connection with the sale of several subsidiaries, net of cash relinquished.

Cash Flows from Financing Activities

In the year ended December 31, 2021, cash provided by financing activities consisted primarily of net proceeds from 2021 Private Placement of $16.7 million, proceeds from the exercise of 2020 December Public Offering Warrants of $0.9 million, proceeds from the exercise of options of $0.4 million, partially offset by the payment of the NeoGraft earn-out liability of $0.1 million, partial repayment of the PPP Loans of $0.7 million and the payment of dividends from subsidiaries to non-controlling interest of $0.3 million.

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

As of December 31, 2021, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $17.6 million. In addition, as of December 31, 2021, we had $6.4 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of December 31, 2021, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$3,787	$21,073	$66,646	$—	$91,506
Operating leases	1,404	2,361	2,089	1,240	7,094
Purchase commitments	18,551	—	—	—	18,551
Total contractual obligations	$23,742	$23,434	$68,735	$1,240	$117,151

On March 25, 2021, we entered into an endorsement agreement for the services of Venus Williams, four-time Olympic Gold Medalist, seven-time Grand Slam Champion and entrepreneur, pursuant to which Ms. Williams will act as a brand ambassador for Venus Bliss.

For an additional description of our commitments see Note 9, “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. We believe that the assumptions and estimates associated with revenue recognition, long-term receivables, allowance for doubtful accounts, warranty accrual, and stock-based compensation have the most significant impact on our consolidated financial statements, and therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and (3) service revenue from the sale of our VeroGrafters technician services, and our extended warranty service contracts provided to existing customers. VeroGrafters technician services were discontinued in the fourth quarter of 2021. 2two5 internal advertising agency services were discontinued in the third quarter of 2020. The revenue from 2two5 internal advertising agency services was not material to our 2020 results.

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

Long-term receivables

Long-term receivables relate to our subscription revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% to 9% for the year ended December 31, 2021, and 8% to 9% for the year ended December 31, 2020. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

The fair value of stock options on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the options' expected term and the price volatility of the underlying stock, to determine the fair value of the award. We recognize the expense associated with options using a single-award approach over the requisite service period.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Venus Concept Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Venus Concept Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Toronto, Canada

March 28, 2022

VENUS CONCEPT INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended, December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,876	$34,297
Restricted cash	-	83
Accounts receivable, net of allowance of $11,997 and $18,490 as of December 31, 2021, and 2020	46,918	52,764
Inventories	20,543	17,759
Prepaid expenses	2,737	2,240
Advances to suppliers	2,162	2,587
Other current assets	3,758	5,674
Total current assets	106,994	115,404
LONG-TERM ASSETS:
Long-term receivables	27,710	21,148
Deferred tax assets	284	884
Severance pay funds	817	685
Property and equipment, net	2,669	3,539
Intangible assets	15,393	18,865
Total long-term assets	46,873	45,121
TOTAL ASSETS	$153,867	$160,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,913	$6,322
Accrued expenses and other current liabilities	19,512	20,253
Income taxes payable	294	1,132
Unearned interest income	2,678	1,950
Warranty accrual	1,245	1,106
Deferred revenues	2,030	1,752
Current portion of government assistance loans	543	—
Total current liabilities	31,215	32,515
LONG-TERM LIABILITIES:
Long-term debt	77,325	75,491
Government assistance loans	—	4,110
Income tax payable	563	478
Accrued severance pay	911	755
Deferred tax liabilities	46	811
Unearned interest income	1,355	1,778
Warranty accrual	508	533
Other long-term liabilities	348	293
Total long-term liabilities	81,056	84,249
TOTAL LIABILITIES	112,271	116,764
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (Note 1):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of December 31, 2021 and 2020; 63,982,580 and 53,551,126 issued and outstanding as of December 31, 2021 and 2020, respectively	27	26
Additional paid-in capital	221,321	201,598
Accumulated deficit	(180,405)	(157,392)
TOTAL STOCKHOLDERS’ EQUITY	40,943	44,232
Non-controlling interests	653	(471)
	41,596	43,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,867	$160,525

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended, December 31,
	2021	2020
Revenue
Leases	$45,094	$33,428
Products and services	60,528	44,586
	105,622	78,014
Cost of goods sold
Leases	10,459	7,899
Products and services	21,069	18,724
	31,528	26,623
Gross profit	74,094	51,391
Operating expenses:
Selling and marketing	37,438	26,203
General and administrative	45,940	57,882
Research and development	8,258	7,754
Goodwill impairment	—	27,450
Gain on forgiveness of government assistance loans	(2,775)	—
Total operating expenses	88,861	119,289
Loss from operations	(14,767)	(67,898)
Other expenses:
Foreign exchange loss (gain)	2,559	(68)
Finance expenses	4,955	8,343
Loss on debt extinguishment	-	2,938
Loss on disposal of subsidiaries	567	2,526
Loss before income taxes	(22,848)	(81,637)
Income tax (benefit) expense	(707)	1,181
Net loss	(22,141)	(82,818)
Deemed dividend (Note 15)	-	3,564
Net loss attributable to stockholders of the Company	(23,013)	(85,270)
Net income (loss) attributable to non-controlling interest	872	(1,112)

Net loss per share:
Basic	$(0.42)	$(2.33)
Diluted	$(0.42)	$(2.33)
Weighted-average number of shares used in per share calculation:
Basic	54,466	36,626
Diluted	54,466	36,626

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(22,141)	$(82,818)
Deemed dividend	—	3,564
Loss attributable to stockholders of the Company	(23,013)	(85,270)
Income (loss) attributable to non-controlling interest	872	(1,112)
Comprehensive loss	$(22,141)	$(82,818)

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

	Series A Preferred	Series A Preferred	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2020	—	—	28,686,116	$24	$149,840	$(75,686)	$2,500	$76,678
Issuance of common stock	—	—	4,245,256		8,490			8,490
2020 Private Placement shares and warrants, net of costs and beneficial conversion feature	660,000	—	2,300,000	—	16,736	—	—	16,736
Conversion of Preferred Stock Series A	(660,000)	—	6,600,000	1	(1)	—	—	-
December 2020 Public Offering shares and warrants, net of costs	—	—	11,250,000	1	20,475	—	—	20,476
Deemed dividends	—	—	—	—	3,564	—	—	3,564
Dividends from subsidiaries	—	—	—	—	—	—	(218)	(218)
Net loss — the Company	—	—	—	—	—	(81,706)	—	(81,706)
Net loss — non-controlling interest	—	—	—	—	—	—	(1,112)	(1,112)
Options exercised	—	—	469,754	—	356	—	—	356
Disposal of subsidiary	—	—	—	—	—	—	(1,641)	(1,641)
Stock-based compensation	—	—	—	—	2,138	—	—	2,138
Balance — December 31, 2020	—	—	53,551,126	$26	$201,598	$(157,392)	$(471)	$43,761
2021 Private Placement shares, net of costs	3,790,755	—	9,808,418	1	16,587	—	—	16,588
Dividends from subsidiaries	—	—	—	—	—	—	(293)	(293)
December 2020 Public Offering warrants exercise	—	—	361,200	—	903	—	—	903
Beneficial conversion feature	—	—	—	—	152	—	—	152
Acquisition of non-controlling interest	—	—	—	—	(341)	—	341	-
Net loss — the Company	—	—	—	—	—	(23,013)	—	(23,013)
Net loss — non-controlling interest	—	—	—	—	—	—	872	872
Options exercised	—	—	261,836	—	354	—	—	354
Disposal of subsidiary	—	—	—	—	—	—	204	204
Stock-based compensation	—	—	—	—	2,068	—	—	2,068
Balance — December 31, 2021	3,790,755	—	63,982,580	27	221,321	(180,405)	653	41,596

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,141)	$(82,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	27,450
Depreciation and amortization	4,854	4,804
Stock-based compensation	2,068	2,138
Bad debt (recovery) provision for bad debt	(263)	15,212
Provision for inventory obsolescence	1,456	610
Loss on debt extinguishment	—	2,938
Finance expenses and accretion	1,779	6,091
Deferred tax benefit	(165)	(438)
Interest on convertible promissory notes	—	135
Change in fair value of earn-out liability	—	291
Loss on sale of subsidiaries	567	2,526
Loss on disposal of property and equipment	-	162
Gain on forgiveness of government assistance loans	(2,775)	—
Unrealized foreign exchange loss	—	(30)
Changes in operating assets and liabilities:
Accounts receivable short- and long-term	(869)	93
Inventories	(4,261)	(1,020)
Prepaid expenses	(454)	233
Advances to suppliers	425	-
Other current assets	1,908	(2,359)
Other long-term assets	(98)	(162)
Trade payables	(1,409)	(2,979)
Accrued expenses and other current liabilities	(889)	857
Severance payments	(132)	25
Unearned interest income	305	(1,895)
Other long-term liabilities	323	(514)
Net cash used in operating activities	(19,771)	(28,650)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(512)	(291)
Cash received from sale of subsidiaries, net of cash relinquished	(40)	(2,101)
Net cash used in investing activities	(552)	(2,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercises of 2020 December Public Offering Warrants	903	—
2021 Private Placement, net of costs of $259	16,740	—
Proceeds from issuance of MSLP loan, net of cash financing fees of $1,229	-	48,771
(Repayment) issuance of long-term debt	-	(43,649)
Repayment of line-of-credit	-	(7,813)
(Repayment of) proceeds from government assistance loans	(738)	4,110
Proceeds from issuance of common stock, net of costs	-	8,390
Proceeds from 2020 Private Placement, net of costs of $1,951	-	20,300
Proceeds from December 2020 Public Offering, net of costs of $2,025	-	20,475
Dividends from subsidiaries paid to non-controlling interest	(293)	(218)
Payment of earn-out liability	(147)	(799)
Annual installment payments	-	(250)
Proceeds from exercise of options	354	356
Net cash provided by financing activities	16,819	49,673
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,504)	18,631
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	34,380	15,749
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$30,876	$34,380
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$116	$941
Cash paid for interest	$3,292	$1,470
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
2021 Private Placement costs	$259	$-
Beneficial conversion factor of preferred stock accreted as deemed dividend	$-	$3,564
Conversion of Series A convertible preferred stock	$-	$660
Issuance of convertible promissory notes	$-	$26,695
Replacement of outstanding Madryn loan with convertible notes	$-	$26,695
Assets received from sale of subsidiaries	$-	$2,918

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

The Company has had recurring net operating losses and negative cash flows from operations. As of December 31, 2021 and December 31, 2020, the Company had an accumulated deficit of $180,405 and $157,392, respectively. The Company was in compliance with all required covenants as of December 31, 2021 and as of December 31, 2020. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the consolidated financial statements are issued. In addition, the coronavirus pandemic (“COVID-19” or “pandemic”) has had a significant negative impact on the Company’s results of operations as of December 31, 2021, and for the year then ended, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the pandemic and the economic disruptions it has caused continue for an extended period of time, the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings, and issuance of capital stock. In December 2021, the Company issued and sold to investors 9,808,418 shares of common stock, par value $0.0001 per share, and 3,790,755 shares of the convertible preferred stock, par value $0.0001 per share for the total gross proceeds of $16,999 (see “The 2021 Private Placement” below). On December 22, 2020, the Company issued and sold to investors 11,250,000 shares of its common stock ( “December 2020 Public Offering”), par value $0.0001 per share, at a combined offering price to the public of $2.00 per share and warrants ( “December 2020 Public Offering Warrants”) to purchase up to 5,625,000 shares of common stock with an exercise price of $2.50 per share. The December 2020 Public Offering Warrants have a five-year term and are exercisable immediately. Total gross proceeds were $22,500. In February 2021, several investors exercised an aggregate of 361,200 December 2020 Public Offering Warrants at the exercise price of $2.50 per share. The total proceeds received by the Company from the December 2020 Public Offering Warrants exercises were $903. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

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

The 2021 Private Placement

In December 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (collectively, the “Investors”) pursuant to which the Company issued and sold to the Investors an aggregate of 9,808,418 shares of common stock, par value $0.0001 per share, and 3,790,755 shares of the convertible preferred stock, par value $0.0001 per share (the “Preferred Stock”), which are convertible into 3,790,755 shares of common stock upon receipt of stockholder approval (the “2021 Private Placement”). The 2021 Private Placement was completed on December 15, 2021. The gross proceeds from the securities sold in the 2021 Private Placement was $16,999. The costs incurred with respect to the 2021 Private Placement totaled $259 and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2021 Private Placement transaction is discussed in Note 15.

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

In 2020 the Company issued and sold to Lincoln Park 3,037,087 shares of its common stock at an average price of $2.97 per share, and 209,566 of these shares were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $620 together with the issuance costs of $123 were recorded as deferred issuance costs in the consolidated balance sheet as of December 31, 2020. These costs will be amortized into consolidated statements of stockholders’ equity proportionally based on proceeds received during the period and the expected total proceeds to be raised over the term of the Equity Purchase Agreement. Gross proceeds from common stock issuances as of December 31, 2021 were $9,010, which were then reduced by the amortization of deferred issuance costs of $520. Gross proceeds in the amount of $9,010 reduced by the value of the Commitment Shares of $620 were recorded in the consolidated statements of cash flows as net cash proceeds from issuance of common stock. No shares were issued and sold to Lincoln Park in 2021.

Sale of subsidiaries

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices in the countries which were not anticipated to produce sustainable results. These disposals did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, and operating revenue of disposed subsidiaries did not exceed 15% of the Company’s total revenue, therefore the results of operations for disposed subsidiaries were not reported as discontinued operations under the guidance of Accounting Standards Codification (“ASC”) 205-20-45. In 2021, the sale of subsidiaries resulted in loss of approximately $567 recognized in the consolidated statements of operations (Note 4).

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

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts and the carrying value of goodwill, intangible and long-lived assets. Based on the assessment performed, the Company recorded COVID-19 related additional allowance for doubtful accounts of $nil and $11,088 for the years ended December 31, 2021 and  December 31, 2020, respectively. The Company recorded goodwill impairment of $27,450 (Note 8), which represented the entire value of goodwill, as of March 31, 2020.

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

Restricted Cash

As of December 31, 2021, and 2020, the Company was required to hold $nil and $83, respectively, in a separate deposit account as collateral for rent and credit cards.

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

Risks and Uncertainties

The Company has considered the impact of COVID-19 on its consolidated financial statements. While the Company’s revenues and cash flows have improved significantly since the onset of COVID-19 in fiscal year 2020, the Company continues to experience some negative impact on its consolidated financial statements as of December 31, 2021 and for the year then ended. Management expects the pandemic to continue to have some impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. These impacts could include, but may not be limited to, risks and uncertainties related to the ability of the Company’s sales and marketing personnel and distributors to access the Company’s customer base, disruptions to the Company’s global supply chain, reduced demand and/or suspension of operations by the Company’s subscription customers which could impact their ability to make monthly payments. Consequently, these negative impacts could affect the Company’s results of operations, cash flows and its overall financial condition.

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

The Company has borrowings with interest rates that are subject to fluctuations as charged by the lender. The Company does not use derivative financial instruments to mitigate the exposure to interest rate risk. The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash used in operating activities to meet its requirements. As of December 31, 2021 and 2020, the most significant financial liabilities are trade payables, accrued expenses and other current liabilities and long-term debt.

Concentration of Customers

For the years ended December 31, 2021 and 2020, there were no customers accounting for more than 10% of the Company’s revenue and no customers accounting for more than 10% of the Company’s accounts receivable.

Allowance for Doubtful Accounts

Trade accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to the Company's consolidated financial position, results of operations and cash flows. The allowance for doubtful accounts was $11,997 and $18,490 as of December 31, 2021 and 2020, respectively.

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

Long-term Receivables

Long-term receivables relate to the Company’s subscription revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, plus accrued interest, net of the allowance for credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% to 9% in 2021 and 2020. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with FASB, Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. For assets that are to be held and used, impairment is assessed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying values. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value and estimated net realizable value. During the years ended December 31, 2021 and 2020, there was no impairment of long-lived assets other than goodwill.

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

The Company has one reporting unit and the reporting unit’s carrying value was compared to its estimated fair value. As of March 31, 2020, the Company estimated its fair value using a combination of income approach and market approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions including among others, a discount rate and a terminal value. The market approach is based on the observed ratios of enterprise value to revenue multiples of the Company and other comparable publicly traded companies. Based upon the results of the goodwill impairment assessment, the Company recorded an impairment charge of $27,450 as of March 31, 2020, which represented the full balance of goodwill for the reporting unit. Based on the analysis of the intangible assets and long-lived assets performed by the management as of December 31, 2021 and 2020, no further impairment was required.

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

The Company generates revenue from (1) sales of systems through the subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and (3) service revenue from the sale of VeroGrafters technician services, 2two5 internal advertising agency services and an extended warranty service contracts provided to existing customers. VeroGrafters technician services were discontinued in the fourth quarter of 2021. 2two5 internal advertising agency services were discontinued in the third quarter of 2020. The revenue from 2two5 internal advertising agency services was not material to the Company’s 2020 results.

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

Advertising Costs

The cost of advertising and media is expensed as incurred. For the years ended December 31, 2021 and 2020, advertising costs totaled $1,821 and $1,092, respectively.

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

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Standards Not Yet Adopted

In April 2020, Financial Accounting Standards Board (the “FASB”) issued a Staff Question-and-Answer Document (Q&A): ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, that focuses on the application of the lease guidance for lease concessions related solely to the effects of COVID-19. The FASB issued the guidelines to reduce the burden and complexity for companies to account for such lease concessions (e.g., rent abatements or other economic incentives) under current lease accounting rules due to COVID-19 by providing certain practical expedients that can be used. This guidance can be applied immediately. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC Topic 848). This authoritative guidance provides optional relief for companies preparing for the discontinuation of interest rates such as LIBOR, which is expected to be phased out at the end of calendar year 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate. This guidance can be applied for a limited time, as of the beginning of the interim period that includes March 12, 2020 or any date thereafter, through December 31, 2022. The guidance may no longer be applied after December 31, 2022. In January 2021, the FASB issued authoritative guidance that makes amendments to the new rules on accounting for reference rate reform. The amendments clarify that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR, or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in ASC Topic 848. The Company is currently assessing the impact of applying this guidance as well as when to adopt this guidance.

In February 2020, the FASB issued authoritative guidance (ASU 2020-02 – Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842)) that amends and clarifies Topic 326 and Topic 842. For Topic 326, the codification was updated to include the SEC staff interpretations associated with registrants engaged in lending activities. ASC Topic 326 is effective for annual periods beginning after January 1, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of applying this guidance on its consolidated financial instruments, such as accounts receivable.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	For the year ended December 31,
	2021	2020
Numerator:
Net loss	$(22,141)	$(82,818)
Net loss allocated to stockholders of the Company	$(23,013)	$(85,270)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic and diluted	54,466	36,626
Net loss per share:
Basic and diluted	$(0.42)	$(2.33)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2021 and 2020 because including them would have been antidilutive:

	December 31,
	2021	2020
Options to purchase common stock	5,977,179	4,433,392
Warrants for common stock	15,928,867	16,290,067
Total potential dilutive shares	21,906,046	20,723,459

4. SALE OF SUBSIDIARIES

Beginning in 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices in the countries which were not anticipated to produce sustainable results. As a part of this initiative over the course of fiscal year ended December 31, 2021, the Company completed the following transactions:

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

As these disposals did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, and total operating revenue of the disposed subsidiaries did not exceed 15% of the Company’s total revenue, therefore the results of operations for disposed subsidiaries were not reported as discontinued operations under the guidance of Accounting Standards Codification (“ASC”) 205- 20- 45.

In addition to the above, on September 7, 2021, the Company acquired the non-controlling interest (45%) in its subsidiary in China, Venus Concept (Shanghai) Co., Ltd, for a nominal consideration.

In 2020, the Company sold its share (51%) in its Indian subsidiary, Venus Aesthetic LLP, to an unrelated third party for cash consideration of $400. The disposal resulted in a loss of approximately $579. In 2021 the Company wrote off the accounts receivable from the subsidiary disposal of $379. In addition, in 2020, the Company sold its share in several subsidiaries, located in Bulgaria, Indonesia, Italy, Russia, Singapore, Vietnam, and Kazakhstan. Over the course of fiscal year ended December 31, 2020, the Company completed the following transactions:

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates (“GIC”)	$—	$64	$—	$64
Total assets	$—	$64	$—	$64

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates (“GIC”)	$—	$64	$—	$64
Restricted cash	83	—	—	83
Total assets	$83	$64	$—	$147
Liabilities
Contingent earn-out consideration	—	—	147	147
Total liabilities	$—	$—	$147	$147

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

The following table provides a roll forward of the aggregate fair values of the earn-out liability as of December 31, 2021, for which fair value is determined using Level 3 inputs:

Beginning balance	$655
Payments	(799)
Change in value	291
December 31, 2020	147
Payments	(147)
Change in value	-
December 31, 2021	$-

In addition to earn-out contingent liability disclosed above, the Company had an annual installment payable of $250. On September 25, 2020, pursuant to an amendment to its master asset purchase agreement dated January 26, 2018, the Company established a payment plan for the earn out liability and annual installment payout, according to which $500 was paid before December 1, 2020 and $147 was paid on January 4, 2021.

6. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription contracts with control passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received within the arrangement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s consolidated balance sheets. The Company’s financing receivables, consisting of its sales-type leases, totaled $53,887 and $49,096 at December 31, 2021 and 2020, respectively, and are included in accounts receivable and long-term receivables on the consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of December 31, 2021 and 2020. Based upon such assessment, the Company recorded an allowance for doubtful totaling $11,997 and $18,490 as of December 31, 2021 and 2020, respectively.

A summary of the Company’s accounts receivables is presented as follows:

	As of December 31,
	2021	2020
Gross accounts receivable	$86,625	$92,402
Unearned income	(4,033)	(3,728)
Allowance for doubtful accounts	(11,997)	(18,490)
	$70,595	$70,184
Reported as:
Current trade receivables	$46,918	$52,764
Current unearned interest income	(2,678)	(1,950)
Long-term trade receivables	27,710	21,148
Long-term unearned interest income	(1,355)	(1,778)
	$70,595	$70,184

Current subscription contracts are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		December 31,
	Total	2022	2023	2024	2025	2026
Current financing receivables, net of allowance of $6,601	$26,177	$26,177	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $167	27,710	—	19,256	8,262	192	—
	$53,887	$26,177	$19,256	$8,262	$192	$—

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

The allowance for doubtful accounts consisted of the following activity for years ended  December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Balance at beginning of year	$18,490	$10,494
Write-offs	(6,230)	(6,536)
(Recovery) provision	(263)	15,212
Sale of subsidiaries	—	(680)
Balance at end of year	$11,997	$18,490

7. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	December 31,
	2021	2020
Raw materials	$2,368	$838
Work-in-progress	1,649	1,232
Finished goods	16,526	15,689
Total inventory	$20,543	$17,759

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the year from upgraded sales. The Company expensed $26,047 ($21,258 in 2020) in cost of goods sold during the year. The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of December 31, 2021, a provision for obsolescence of $1,456 ($1,208 in 2020) was taken against inventory.

Property and Equipment, Net

Property and equipment, net consist of the following:

		December 31,
	Useful Lives (in years)	2021	2020
Lab equipment tooling and molds	4 – 10	$8,194	$8,053
Office furniture and equipment	6 – 10	1,743	1,760
Leasehold improvements	up to 10	1,839	1,838
Computers and software	3	1,939	1,815
Vehicles	5 – 7	37	12
Demo units	5	114	—
Total property and equipment		13,866	13,478
Less: Accumulated depreciation		(11,197)	(9,939)
Total property and equipment, net		$2,669	$3,539

Depreciation expense amounted to $1,381 and $1,331 for the years ended  December 31, 2021 and 2020.

Other Current Assets

	December 31,
	2021	2020
Government remittances (1)	$1,322	$1,009
Consideration receivable from subsidiaries sale	1,405	2,580
Deferred financing costs	223	1,063
Sundry assets and miscellaneous	808	1,022
Total other current assets	$3,758	$5,674

(1)	Government remittances are receivables from the local tax authorities for refund of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	December 31,
	2021	2020
Payroll and related expense	$1,770	$1,312
Accrued expenses	6,584	8,582
Commission accrual	4,529	2,827
Sales and consumption taxes	6,629	7,532
Total accrued expenses and other current liabilities	$19,512	$20,253

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	December 31,
	2021	2020
Balance as of the beginning of the year	$1,639	$1,977
Warranties issued during the year	1,231	761
Warranty costs incurred during the year	(1,117)	(1,099)
Balance at the end of the year	$1,753	$1,639
Current	1,245	1,106
Long-term	508	533
Total	$1,753	$1,639

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	December 31,
	2021	2020
Interest expense	$3,720	$7,615
Accretion on long-term debt and amortization of fees	1,235	728
Total finance expenses	$4,955	$8,343

8. INTANGIBLE ASSETS AND GOODWILL

In November 2019, the Company completed the Merger, which included the addition of goodwill of $24,847 and amortizable intangible assets, represented by the technology ($16,900) and the brand name ($1,200). Goodwill associated with the Merger was primarily attributable to the future revenue growth opportunities associated with additional share in the hair restoration market, as well as the value associated with the assembled workforce.

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

The Company has one reporting unit and the reporting unit’s carrying value was compared to its estimated fair value. As of March 31, 2020, the Company estimated its fair value using a combination of income approach and market approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions including among others, a discount rate and a terminal value. The market approach is based on the observed ratios of enterprise value to revenue multiples of the Company and other comparable publicly traded companies. Based upon the results of the goodwill impairment assessment, the Company recorded an impairment charge of $27,450 as of March 31, 2020, which represented the full balance of goodwill for the reporting unit. Based on the analysis of the intangible assets and long-lived assets performed by management as of December 31, 2021 and 2020, no further impairment was considered necessary.

Intangible assets net of accumulated amortization were as follows:

	At December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(336)	$1,064
Brand	2,500	(803)	1,697
Technology	16,900	(6,103)	10,797
Supplier agreement	3,000	(1,165)	1,835
Total intangible assets	$23,800	$(8,407)	$15,393

	At December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(242)	$1,158
Brand	2,500	(540)	1,960
Technology	16,900	(3,286)	13,614
Supplier agreement	3,000	(867)	2,133
Total intangible assets	$23,800	$(4,935)	$18,865

For the years ended December 31, 2021 and 2020, amortization expense was $3,473.

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2022	$3,473
2023	3,473
2024	3,473
2025	3,004
2026	657
Thereafter	1,313
Total	$15,393

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

Aggregate future minimum lease payments, and service and purchase commitments with manufacturers as of December 31, 2021 are as follows:

Years ending December 31,	Office Lease	Purchase and Service Commitments	Total
2022	$1,404	$18,551	$19,955
2023	1,253	—	1,253
2024	1,108	—	1,108
2025	1,053	—	1,053
2026	1,036	—	1,036
Thereafter	1,240	—	1,240
Total	$7,094	$18,551	$25,645

The total rent expense for all operating leases for the years ended December 31, 2021 and 2020 was $2,187 and $1,961, respectively.

Commitments

As of December 31, 2021, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $17,598. In addition, as of December 31, 2021, the Company had $6,352 of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 15% of the total amount representing the purchase of “long lead items”.

On March 25, 2021, the Company entered into an endorsement agreement for the services of Venus Williams, four-time Olympic Gold Medalist, seven-time Grand Slam Champion and entrepreneur, pursuant to which Ms. Williams will act as a brand ambassador for Venus Bliss.

Legal Proceedings

Purported Shareholder Class Actions

In 2018 and 2019, four putative shareholder class action complaints were filed against Restoration Robotics, Inc., certain of its former officers and directors, certain of its venture capital investors, and the underwriters of the initial public offering (“IPO”). Two claims, captioned Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609, and Li v. Restoration Robotics, Inc., et al., No. 19CIV08173 (together, the “State Actions”), were filed in the Superior Court of the State of California, County of San Mateo, and assert claims under Sections 11, 12(a)(2) and 15 of the 1933 Act. Two additional claims, captioned Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF (together, the “Federal Actions”), were filed in the United States District Court for the Northern District of California and assert claims under Sections 11 and 15 of the 1933 Act. The complaints in both the State Actions and Federal Actions alleged, among other things, that the Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints seek unspecified monetary damages, other equitable relief and attorneys’ fees and costs.

In the State Actions, Restoration Robotics, Inc., along with the other defendants, successfully demurred to the initial Wong complaint for failure to state a claim and secured a stay of both cases based on the forum selection clause contained in its Amended and Restated Certificate of Incorporation, which designates the federal district courts as the exclusive forums for claims arising under the 1933 Act. However, on December 19, 2018, the Delaware Court of Chancery in Sciabacucchi v. Salzberg held that exclusive federal forum provisions are invalid under Delaware law. Based on this ruling, the San Mateo Superior Court lifted its stay of the State Actions on December 10, 2019. On January 17, 2020, Plaintiffs in the State Actions filed a consolidated amended complaint for violations of federal securities laws, alleging again that, among other things, the Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaint seeks unspecified monetary damages, other equitable relief and attorneys’ fees and costs. On February 24, 2020, the Company demurred to the consolidated amended complaint for failure to state a claim. On March 18, 2020, the Delaware Supreme Court reversed the Chancery Court’s decision in Sciabacucchi v. Salzberg and held that exclusive federal forum provisions are valid under Delaware law. On March 30, 2020, the Company filed a renewed motion to dismiss based on its federal forum selection clause. A hearing on the Company’s demurrer and renewed motion to dismiss was held on June 12, 2020. On September 1, 2020, the court granted the renewed motion to dismiss based on the Company’s forum selection clause as to the Company and individual defendants. On September 22, 2020, the Court entered a judgement of dismissal as to the Company and the individual defendants. On November 23, 2020, plaintiff filed a notice of appeal of the Court’s order granting the renewed motion to dismiss. On May 27, 2021, Plaintiff-Appellant Wong filed an opening brief in Wong v. Restoration Robotics, Inc., No. A161489 (Cal. Ct. App., 1st App. Dist., Div. 2). The Company filed its responsive brief on August 27, 2021, and Plaintiff-Appellant Wong filed his reply brief on October 6, 2021. The appeal remains pending.

In the Federal Actions, the complaints alleged that Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with the IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. On February 22, 2021, the District Court granted the parties’ joint stipulation to stay all pending deadlines on the basis that the parties had reached a settlement in principle for all claims in the Federal Actions. On July 29, 2021, Lead Plaintiff filed a motion for final approval of the settlement, and a hearing was held on that motion on September 2, 2021. The District Court granted final approval of the settlement on September 9, 2021.

On July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of Restoration Robotics’ former officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the 1934 Act in connection with the IPO and Restoration Robotics’ 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action. On June 21, 2021, the District Court granted the parties’ further stipulation to stay the Mason action and the case remains stayed.

Administrative Investigation Case

The Company’s Chinese subsidiary, Venus Concept China, imports and sells registered medical devices and unregistered non-medical devices in the People’s Republic of China (“PRC”). One of its unregistered products was the subject of inquiries from two district level branches of the State Administration for Market Regulation, Xuhui MSA and Huangpu MSA, as to whether the product was properly sold as a non-medical device. In January 2019, Venus Concept China applied to register a version of this non-medical device as a medical device with the National Medical Products Administration of PRC (“NMPA”). On June 12, 2019, Venus Concept China was informed that Xuhui MSA had opened an administrative investigation case related to whether the device is an unregistered medical device, following which the Huangpu MSA notified Venus Concept China that it would be suspending its separate investigation, pending the results of the Xuhui MSA investigation. The Company and Venus Concept China voluntarily stopped sales of this product in China at that time.

On March 4, 2021, Xuhui MSA issued a written administrative penalty hearing notice (the “Notice”) to Venus Concept China. The Notice stated that Venus Concept China’s sale of Venus Versa violated the relevant Chinese medical device administration regulation. As a result, Xuhui MSA proposed an administrative monetary penalty in the amount of approximately $150 or 976 Chinese Yuan (the “Penalty Amount”), which Venus Concept formally accepted via written notice on March 8, 2021. On March 19, 2021, Xuhui MSA issued a written administrative penalty decision to Venus Concept China (the “Decision”), which affirmed the administrative penalty proposed by the Notice. On the same day the Decision was issued, Venus Concept China remitted the full Penalty Amount to Xuhui MSA. Acceptance of the payment of the Penalty Amount by Xuhui MSA resulted in the conclusion of its investigation case against Venus Concept China and settlement of this matter. This matter is now resolved and closed by Xuhui MSA.

Further, the Company may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of its business, which the Company does not deem to be material to its business and results of operations.

10. MAIN STREET TERM LOAN

On December 8, 2020, the Company executed the MSLP Loan Agreement, the MSLP Note, and related documents in connection with the MSLP Loan. On December 9, 2020, the MSLP Loan in the aggregate amount of $50,000 had been funded and the transaction was closed. The MSLP Note has a term of five years and bears interest at a rate per annum equal to 30-day LIBOR plus 3%. On December 8, 2023 and December 8, 2024, the Company must make an annual payment of principal plus accrued but unpaid interest in an amount equal to fifteen percent (15%) of the outstanding principal balance of the MSLP Note (inclusive of accrued but unpaid interest). The entire outstanding principal balance of the MSLP Note together with all accrued and unpaid interest is due and payable in full on  December 8, 2025. The Company may prepay the MSLP Loan at any time without incurring any prepayment penalties. The MSLP Note provides for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. In addition, the MSLP Loan Agreement and MSLP Note contain various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of the Company’s assets, incur, create or permit to exist additional indebtedness, or liens, to make dividends and other restricted payments, and to make certain changes to its ownership structure.

As of December 31, 2021 and December 31, 2020, the Company was in compliance with all required covenants.

The scheduled payments on the outstanding borrowings as of December 31, 2021 are as follows:

As of December 31, 2021
2022	$1,622
2023	9,357
2024	7,957
2025	38,429
Total	$57,365

11. MADRYN LONG-TERM DEBT AND CONVERTIBLE NOTES

On October 11, 2016, Venus Ltd. entered into the Madryn Credit Agreement, pursuant to which Madryn agreed to make certain loans to certain of Venus Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement was comprised of four tranches of debt aggregating $70,000. As of September 30, 2020, the Subsidiary Obligors had borrowed $60,000 under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Borrowings under the Madryn Credit Agreement were secured by substantially all of the Company’s assets and the assets of the Subsidiary Obligors. On the 24th payment date, which is September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement were to become due and payable in full.

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

The Company had the option of settling the paid in kind (“PIK”) interest in cash or adding the owed interest to the principal amount of the loan. On April 29, 2020, the Company entered into the Twelfth Amendment to the Madryn Credit Agreement that (i) required that interest payments for the period beginning January 1, 2020 and ending on, and including, April 29, 2020 (the “PIK Period”), be paid-in-kind, (ii) increased the interest rate from 9.00% per annum to 12.00% per annum during the PIK Period and (iii) require the Company to provide certain additional financial and other reporting information to the lenders.

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

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 10), the Company, Venus USA, Venus Canada, Venus Ltd., and the Madryn Noteholders, entered into the Exchange Agreement, pursuant to which the Company (i) repaid $42,500 aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued the Madryn Noteholders the Notes in the aggregate principal amount of $26,695. The Madryn Credit Agreement was terminated effective  December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate 6.0% per annum. Under certain circumstances, in the case of an event of default under the Notes, the then-applicable interest rate will increase by 4.0% per annum. Interest is payable quarterly in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on  December 31, 2020. The Notes will mature on  December 9, 2025, unless earlier redeemed or converted. In connection with the Exchange Agreement, the Company also entered into, by and among the Company, Venus USA, Venus Canada, Venus Ltd., and the Madryn Noteholders, (i) the Madryn Security Agreement, pursuant to which the Company agreed to grant Madryn a security interest in substantially all of its assets to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The security interests and liens granted to the Madryn Noteholders under the Madryn Security Agreement will terminate upon the earlier of (i) an assignment of the Notes (other than to an affiliate of the Madryn Noteholders) pursuant to the terms of the Exchange Agreement and (ii) the first date on which the outstanding principal amount of the Notes is less than $10,000. Obligations under the Notes are secured by substantially all of the assets of Venus Concept Inc. and its subsidiaries party to the Madryn Security Agreement. The Company’s obligations under the Notes and the security interests and liens created by the Madryn Security Agreement are subordinated to the Company’s indebtedness owing to CNB (including, but not limited, pursuant to the MSLP Loan Agreement and the CNB Loan Agreement, (Note 11)) and any security interests and liens which secure such indebtedness owing to CNB. The Notes are convertible at any time into shares of the Company’s common stock, par value $0.0001 per share, calculated by dividing the outstanding principal amount of the Notes (and any accrued and unpaid interest under the Notes) by the initial conversion price of $3.25 per share. In connection with the Notes, the Company recognized interest expense of $2,158 during the year ended December 31, 2021. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of December 31, 2021, and December 31, 2020, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of December 31, 2021, and December 31, 2020.

The scheduled payments on the outstanding borrowings as of December 31, 2021 are as follows:

As of December 31, 2021
2022	$2,165
2023	2,131
2024	1,628
2025	28,217
Total	$34,141

For the years ended December 31, 2021 and 2020, the Company did not make any principal repayments.

12. CREDIT FACILITY

On August 29, 2018, Venus Ltd. entered into an Amended and Restated Loan Agreement as a guarantor with CNB, as amended on March 20, 2020, December 9, 2020 and August 26, 2021 (the “CNB Loan Agreement”), pursuant to which CNB agreed to make certain loans and other financial accommodations to certain of Venus Ltd.’s subsidiaries to be used to finance working capital requirements. In connection with the CNB Loan Agreement, Venus Ltd. also entered into a Guaranty Agreement with CNB dated as of August 29, 2018, as amended on March 20, 2020, December 9, 2020 and August 26, 2021 (the “CNB Guaranty”), pursuant to which Venus Ltd. agreed to guaranty the obligations of its subsidiaries under the CNB Loan Agreement. On March 20, 2020, the Company also entered into a Security Agreement with CNB (the “CNB Security Agreement”), as amended on December 9, 2020 and August 26, 2021, pursuant to which it agreed to grant CNB a security interest in substantially all of our assets to secure the obligations under the CNB Loan Agreement.

The CNB Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of the Company’s assets, incur, create or permit to exist additional indebtedness, or liens, to make dividends and certain other restricted payments, and to make certain changes to its management and/or ownership structure. The CNB Loan Agreement also contains a covenant requiring that a minimum of $23,000 in cash be held in a deposit account maintained with CNB for one year following the closing of the CNB Loan Agreement, and after the first anniversary of the CNB Loan Agreement, a minimum of $3,000 in cash must be held in a deposit account maintained with CNB. The Madryn Noteholders agreed to hold $20,000 in cash in an escrow account at CNB, and pursuant to an escrow agreement, such cash was released back to the Madryn Noteholders in December 2021. The Company is required to maintain $3,000 in cash in a deposit account maintained with CNB at all times during the term of the CNB Loan Agreement. In addition, the CNB Loan Agreement contains certain covenants that require the Company to achieve certain minimum account balances, or a minimum debt service coverage ratio and a maximum total liability to tangible net worth ratio. If the Company fails to comply with these covenants, it will result in a default and require the Company to repay all outstanding principal amounts and any accrued interest. In connection with the CNB Loan Agreement, a loan fee of $1,000 was paid in equal installments on  January 25,  February 25 and  March 25, 2021.

On August 26, 2021, the Company, Venus USA and Venus Canada entered into a Fourth Amended and Restated Loan Agreement (the “Amended CNB Loan Agreement”) with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced from $10,000 to $5,000 at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3,000 to $1,500, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. The Amended CNB Loan Agreement is secured by substantially all of the Company’s assets and the assets of certain of its subsidiaries.

As of December 31, 2021 and December 31, 2020, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 10).

In connection with the Amended CNB Loan Agreement, the Company, Venus USA and Venus Canada issued a promissory note dated August 26, 2021, in favor of CNB (the “CNB Note”) in the amount of $5,000 with a maturity date of  July 24, 2023 and the obligations of the Company pursuant to certain of the Company’s outstanding promissory notes were reaffirmed as subordinated to the indebtedness of the Company owing to CNB pursuant to a Supplement to Subordination of Debt Agreements dated as of August 26, 2021 (the “Subordination Supplement”) by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, the Company and CNB.

13. GOVERNMENT ASSISTANCE PROGRAMS

Venus Concept Inc. and Venus USA, received funding in the total amount of $4,048 in connection with two Small Business Loans under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief, and Economic Security Act, as amended from time to time (the “PPP”).

Venus Concept Inc. entered into a U.S. Small Business Administration Note dated as of April 21, 2020 in favor of CNB pursuant to which the Company borrowed $1,665 original principal amount, which was funded on April 29, 2020 (the “Venus Concept PPP Loan”). The Venus Concept PPP Loan bears interest at 1% per annum and matures in two years from the date of disbursement of funds under the loan. The remaining portion of the PPP Loans of the Company will be repaid by April 2022.

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

Under certain circumstances, all or a portion of the PPP Loans may be forgiven. Through CNB, the Company applied for and received partial forgiveness of the Venus USA PPP Loan in the amount of $1,689 and the Venus Concept PPP Loan in the amount of $1,086. The remaining portion of the PPP Loans of the Company is recorded within the current liabilities in the consolidated balance sheet.

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

As of  December 31, 2021 the Company had $543 outstanding under the PPP Loans ($4,110 as of December 31, 2020).

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

	December 31, 2021	December 31, 2020
Outstanding common stock warrants	15,928,867	16,290,067
Outstanding stock options	5,977,179	4,433,392
Shares reserved for future option grants	589,064	262,622
Shares reserved for Lincoln Park	5,222,867	5,222,867
Shares reserved for Madryn Noteholders	8,213,880	8,213,880
Total common stock reserved for issuance	35,931,857	34,422,828

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

Preferred Stock issued in December 2021

As noted in Note 1 above, in December 2021, the Company issued and sold to certain Investors an aggregate of 3,790,755 shares of the Preferred Stock. The terms of the Preferred Stock are governed by a Certificate of Designation filed by the Company with the Secretary of State of the State of Delaware on December 14, 2021. The following is a summary of the material terms of the Preferred Stock:

•

Voting Rights. The Preferred Stock has no voting rights except as required by law and except that the consent of the holders of a majority of outstanding shares of the Preferred Stock will be required to amend the terms of the Preferred Stock or take certain other actions with respect to the Preferred Stock.

•	Liquidation. The Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

•

Conversion. The Preferred Stock is automatically convertible into shares of common stock, based on an initial conversion ratio of 1:1, as adjusted in accordance with the Certificate of Designation, upon receipt of the approval of the Company’s stockholders. The Company is not permitted to issue any shares of common stock upon conversion of the Preferred Stock to the extent that the issuance of such shares of common stock would exceed 9.99% of the Company’s outstanding shares of common stock as of the date of the initial issuance of the Preferred Stock (the “Ownership Limitation”). The Ownership Limitation will be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

•	Dividends. No dividends will be paid on the outstanding shares of the Preferred Stock.

•	Redemption. The Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Preferred Stock shall be perpetual unless converted.

Upon issuance, the effective conversion price of the Preferred Stock of $1.25 per share was lower than the market price of the Company’s common stock on the date of issuance of the Preferred Stock of $1.29 per share; as a result, the Company recorded the beneficial conversion feature of $152 in accumulated paid in capital ("APIC"). Because the Preferred Stock is perpetual, it is carried at the amount recorded at inception. Upon conversion of the Preferred Stock, the beneficial conversion feature will be accounted for as deemed dividend.

The Company evaluated the Preferred Stock for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Preferred Stock did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the Preferred Stock is not mandatorily redeemable and does not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the Preferred Stock would be recorded as permanent equity, not temporary equity, based on the guidance of ASC 480 given that the holders of equally and more subordinated equity would be entitled to also receive the same form of consideration upon the occurrence of the event that gives rise to the redemption or events of redemption that are within the control of the Company.

Since the Preferred Stock was sold as a unit with the common stock, the proceeds received were allocated to each instrument on a relative fair value basis. Total net proceeds of $16,740 reduced by $152 of the beneficial conversion feature were allocated as follows: $4,514 to the Preferred Stock and $12,074 to shares of common stock. The Preferred Stock and common stock issued in the 2021 Private Placement were recorded at par value of $0.0001 with the excess of par value recorded in APIC.

Preferred Stock issued in March 2020

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

2010 Share Option Plan

In November 2010, the Company’s Board of Directors (the “Board”) adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of December 31, 2021 and December 31, 2020, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 212,650 (138,275 as of December 31, 2020).

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

Under the 2019 Plan, 450,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date of the Merger. As of December 31, 2021, there were 376,414 of shares of common stock available under the 2019 Plan (124,347 as of December 31, 2020). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2021	2020
Cost of sales	$31	$25
Selling and marketing	848	872
General and administrative	1,084	1,151
Research and development	105	90
Total stock-based compensation	$2,068	$2,138

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Year Ended December 31,
	2021	2020
Expected term (in years)	6.00	6.00 - 6.54
Risk-free interest rate	0.98-1.36%	0.38 - 1.50%
Expected volatility	44.26%	42.83%
Expected dividend rate	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2021	4,433,392	$4.59	6.20	$247
Options granted	2,664,500	2.20		-
Options exercised	(261,836)	2.34		92
Options forfeited/cancelled	(858,877)	4.21		-
Outstanding - December 31, 2021	5,977,179	$3.72	7.20	$136
Exercisable – December 31, 2021	2,907,668	$4.52	5.27	$136
Expected to vest – after December 31, 2021	3,069,511	$2.97	9.03	$-

The following tables summarize information about share options outstanding and exercisable on December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$1.35 - $3.64	4,675,428	7.46	$2.67	1,896,935	4.96	$2.92
$4.26 - $7.95	1,250,316	6.32	6.82	965,929	5.88	6.69
$12.45 - $26.10	31,156	6.75	18.02	24,558	6.71	18.19
$27.00 - $33.00	11,900	3.00	27.62	11,882	2.99	27.62
$36.00 - $94.65	8,379	5.69	45.42	8,364	5.69	45.39
	5,977,179	7.20	$3.72	2,907,668	5.27	$4.52

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $92 and $464 for the years ended December 31, 2021 and 2020, respectively.

The weighted-average grant date fair value of options granted was $2.20 and $4.17 per share for the years ended December 31, 2021 and 2020, respectively.

16. INCOME TAXES

The geographical breakdown of loss before income taxes is as follows:

	Year Ended December 31,
	2021	2020
United States	$(12,260)	$(63,259)
Other jurisdictions	(10,588)	(18,378)
Loss before income taxes	$(22,848)	$(81,637)

The components of the (benefit) provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020
Current tax (benefit) provision:
Federal	$—	$—
Foreign	(542)	1,619
Total current tax (benefit) provision	(542)	1,619
Deferred tax benefit:
Federal	—	—
Foreign	(165)	(438)
Total deferred tax benefit	$(165)	$(438)
Total (benefit) provision for income taxes	$(707)	$1,181

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $51,437 ($82,587 as of December 31, 2020) has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. The valuation allowance decreased by $31,150 and increased by $26,433 for the years ended  December 31, 2021 and 2020, respectively.

The Company’s effective tax rate substantially differed from the federal statutory tax rate primarily due to the change in the valuation allowance. The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

	Year Ended December 31,
	2021	2020
Loss before income taxes	$(22,848)	$(81,637)
Theoretical tax benefit at the statutory rate (21.0% in 2021, 21.0% in 2020)	(4,798)	(17,144)
Differences in jurisdictional tax rates	(350)	(2,817)
Valuation allowance	5,755	12,416
Non-deductible expenses	(266)	8,080
Other	(1,048)	646
Total income tax (benefit) provision	(707)	1,181
Net loss	$(22,141)	$(82,818)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Property and equipment	$668	$735
Deferred revenue	647	2,065
Allowance for doubtful accounts	3,133	2,670
Intangible assets	(1,543)	(2,554)
Non-deductible expenses	8,694	8,350
Warranty and other reserves	1,159	729
Other	610	114
Loss carryforwards	38,353	71,362
Valuation allowance	(51,437)	(82,587)
Total deferred tax assets	$284	$884
Deferred tax liabilities:
Deferred revenue	$46	$811
Total deferred tax liabilities	$46	$811

As of December 31, 2021, the Company had federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $163,395 ($285,094 in 2020). The use of these NOL carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the IRC and similar state provisions; however, a complete analysis of the limitation of the NOL carryforwards will not be complete until the time the Company projects it will be able to utilize such NOLs. The NOL carryforwards expire between 2022 and indefinitely, and valuation allowances have been reserved, where necessary. The Company also had federal and state research and development credit carryforwards of approximately $119 and $nil, respectively, as of December 31, 2021. The federal credits will expire starting in 2025 if not utilized. The state credits have no expiration date.

The Company may recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. During the year the Company determined that $284 of future tax benefits met this criterion.

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

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Tax years 2015 through 2021 remain open to examination by the Internal Revenue Service for U.S. federal tax purposes.

Uncertain Tax Positions

The activity related to gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020
Balance as of the beginning of the year	$1,584	$1,467
(Reduction) increases related to tax positions in prior period	(1,548)	57
Increases related to tax positions taken during the current period	—	60
Balance at the end of the year	$36	$1,584

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. If recognized, the impact on the Company’s effective tax rate would not be material due to the full valuation allowance. Management believes that there will not be any significant changes in the Company’s unrecognized tax benefits in the next twelve-months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of operations. Accrued interest and penalties, if applicable, are included in accrued expenses and other current liabilities in the consolidated balance sheets. For the years ended December 31, 2021 and 2020, the Company did not recognize any accrued interest and penalties.

The activity related to the tax effected amount of the recognized tax position as follows:

	Year Ended December 31,
	2021	2020
Balance as of the beginning of the year	$(478)	$-
Increases related to tax positions in prior period	—	(369)
Increase related to tax position taken during the current period	(49)	—
Increase related to interest expense	(36)	(109)
Balance at the end of the year	$(563)	$(478)

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Year Ended December 31,
	2021	2020
United States	$53,520	$33,987
International	52,102	44,027
Total revenue	$105,622	$78,014

As of December 31, 2021, long-lived assets in the amount of $16,090 were located in the United States and $1,972 were located in foreign locations. As of December 31, 2020, long-lived assets in the amount of $19,828 were located in the United States and $2,576 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.	Lease revenue - includes all system sales with typical lease terms of 36 months.

2.	System revenue – includes all systems sales with payment terms within 12 months.

3.	Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.	Service revenue - includes NeoGraft technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Year Ended December 31,
	2021	2020
Lease revenue	$45,094	$33,428
System revenue	43,106	28,957
Product revenue	13,230	10,858
Service revenue	4,192	4,771
Total revenue	$105,622	$78,014

18. RELATED PARTY TRANSACTIONS

All amounts were at recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and parties related through employment.

Sales and Purchases of Securities

On December 15, 2021, in the 2021 Private Placement (see Note 1) the Company issued and sold to certain investors 9,808,418 shares of common stock and 3,790,755 shares of non-voting preferred stock which are convertible into shares of common stock on a 1:1 basis. The gross proceeds of the 2021 Private Placement were $16,999 before offering expenses. EW Healthcare Partners (“EW”) and HealthQuest Capital (“HQ”), existing stockholders of the Company, and the Keith J. Sullivan Revocable Trust participated in the 2021 Private Placement. A director of the Company is affiliated with EW, another with HQ, and another director is affiliated with the Keith J. Sullivan Revocable Trust.

On March 19, 2020, the Company issued and sold in the 2020 Private Placement to certain investors an aggregate of 2.3 million shares of common stock, 660,000 shares of Series A Convertible Preferred Stock, which are convertible into 6.6 million shares of common stock, and warrants to purchase up to 6,675,000 shares of common stock with an exercise price of $3.50 per share. The gross proceeds to the Company from the 2020 Private Placement were $22,250, before placement agent fees and other offering expenses. EW and HQ, existing stockholders of the Company, participated in the 2020 Private Placement. A director of the Company is affiliated with EW, and another director is affiliated with HQ.

Registration Rights Agreements

On December 15, 2021 in connection with the 2021 Private Placement, the Company, HealthQuest, the EW Entities, and Keith Sullivan entered into a registration rights agreement. The registration rights agreement provides, among other things, that certain holders of the Company’s capital stock have certain rights relating to the registration of shares of such capital stock.

On March 18, 2020, in connection with the 2020 Private Placement, the Company, HealthQuest, and the EW Entities entered into a registration rights agreement. The registration rights agreement provides, among other things, that certain holders of the Company’s capital stock have certain rights relating to the registration of shares of such capital stock.

Declaration and Distribution of Dividends from Venus Concept Singapore Pte. Ltd

On March 5, 2020, the Company’s board of directors approved declaration and distribution of dividends from Venus Concept Singapore Pte. Ltd. (“Venus Singapore”) in the amount of 400 Singapore dollars, which is equivalent to $289. A senior officer of the Company is an existing shareholder of Venus Singapore and therefore was entitled to receive a dividend distribution equal to forty-five percent (45%) of the total distribution, or $130.

Distribution agreements

On January 1, 2018, the Company entered into a new Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A senior officer of the Company is a 30.0% shareholder of TBC. For the years ended December 31, 2021 and 2020, TBC purchased products in the amount of $537 and $278, respectively, under this distribution agreement. These sales are included in products and services revenue.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Singapore. On January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Venus Singapore will continue to distribute the Company’s products in Singapore. A senior officer of the Company is a 45.0% shareholder of Venus Singapore. In the year ended December 31, 2021 and 2020, Aexel Biomed purchased products in the amount of $239 under the distribution agreement. These sales are included in products and services revenue.

19. SUBSEQUENT EVENTS

On March 24, 2022, the Board of Directors approved an aggregate issuance of 356,250 restricted stock units for grant to certain employees under the existing 2019 Plan.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of December 31, 2021, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies.”

Item 9B.         Other Information.

None.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

Item 16.	Form 10-K summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan or Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	3-15-19	2.1

2.2	Amendment No. 1, dated August 14, 2019, to the Agreement and Plan of Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	8-20-19	2.1

2.3	Second Amendment to the Agreement and Plan of Merger and Reorganization, dated as of October 31, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd. and Venus Concept Ltd.	8-K	10-31-19	2.1

2.4	Master Asset Purchase Agreement between Venus Concept Ltd., the Neograft entities, Medicamat and Miriam Merkur, dated January 26, 2018.	10-K	3-30-20	2.4

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Certificate of Designations of Nonvoting Convertible Preferred Stock of Venus Concept Inc.	8-K	10-15-21	3.1

3.4	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

4.1	Description of Securities.				X

4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2

4.3	Form of 2020 Warrant.	10-K	3-29-21	4.3

4.4	Amendment to 2019 Warrant.	8-K	3-10-20	4.1

4.5	Form of 2019 Warrant.	8-K	11-7-19	4.1

4.6	Form of Madryn Warrant.	8-K	11-7-19	4.2

4.7	Form of Warrant to Purchase Stock, dated November 7, 2019, by and between Venus Concept Inc. and Solar Capital Ltd.	8-K	11-7-19	4.3

4.8	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Solar Capital Ltd.	10-K	3-20-19	4.10

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
4.9	Form of Warrant to Purchase Stock, dated May 19, 2015, by and between Restoration Robotics, Inc. and Oxford Finance LLC.	10-K	3-30-20	4.9

4.10	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Western Alliance Bank.	10-K	3-30-20	4.10

4.11	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and SUNS SPV LLC.	10-K	3-30-20	4.11

4.12	Securities Purchase Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3-30-20	4.12

4.13	Registration Rights Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3-30-20	4.13

4.14	Amended and Restated Investors’ Rights Agreement, dated February 7, 2013, by and among Restoration Robotics, Inc. and the investors listed therein, as amended.	S-1	9-1-17	10.10

10.1	Registration Rights Agreement, dated November 7, 2019, by and between Venus Concept Inc. and the investors listed therein.	8-K	11-7-19	10.2

10.2	Registration Rights Agreement, dated November 7, 2019, by and between Venus Concept Inc. and the investors listed therein.	8-K	11-7-19	10.15

10.3	Registration Rights Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC.	8-K	6-16-20	10.2

10.4	Second Amended and Restated Loan Agreement, dated March 20, 2020, by and among Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.1

10.5	Second Amended and Restated Guaranty of Payment and Performance, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3- 24-20	10.2

10.6	Third Amended and Restated Revolving Promissory Note, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3- 24-20	10.3

10.7	Security Agreement, dated as of March 20, 2020, by and between Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.4

10.8†	License Agreement, dated July 25, 2006 by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.7

10.9†	First Amendment to License Agreement, dated January 5, 2009, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.8

10.10†	Second Amendment to License Agreement, dated February 23, 2015, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.9

10.11#	Venus Concept Inc. 2019 Incentive Award Plan.	8-K	11-7-19	10.21

10.12#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	10-K	3-30-20	10.24

10.13#	2017 Incentive Award Plan.	S-8	10-17-17	99.7

10.14#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.26

10.15#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.27

10.16#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.28

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.17#	2017 Employee Stock Purchase Plan.	S-8	10-17-17	99.11

10.18#	Non-Employee Director Compensation Program.	S-1/A	9-18-17	10.35

10.19#	2015 Equity Incentive Plan.	S-8	10-17-17	99.4

10.20#	Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.23

10.21#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.24

10.22#	Venus Concept Ltd. 2010 Israeli Employee Share Option Plan.	8-K	11-7-19	10.20

10.23#	Employment Agreement by and between Venus Concept Ltd. and Domenic Serafino, effective January 1, 2016.	8-K	11-7-19	10.16

10.24#	Employment Agreement by and between Venus Concept Ltd. and Domenic Della Penna, effective September 5, 2017.	8-K	11-7-19	10.17

10.25#	Employment Agreement by and between Venus Concept UK, Ltd. and Søren Maor Sinay, effective August 6, 2019.	8-K	11-7-19	10.18

10.26#	Employment Agreement by and between Venus Concept Inc. and Ross Portaro, effective October 15, 2021.				X

10.27#	Form of Indemnification Agreement between Venus Concept Inc. and each of its directors and executive officers.	8-K	11-7-19	10.19

10.28	Lease Agreement, dated April 16, 2012, by and between Legacy Partners I San Jose, LLC and Restoration Robotics, Inc.	S-1	9-1-17	10.5

10.29	First Amendment to Lease Agreement, dated April 27, 2016, by and between G&I VIII Baytech LP and Restoration Robotics, Inc. and Tenant Estoppel Certificate, dated March 30, 2017, acknowledging Bridge III CA Alviso Tech Park, LLC as successor-in-interest to Landlord thereto.	S-1	9-1-17	10.6

10.30	Second Amendment to Lease Agreement, dated November 7, 2019, by and between Bridge III CA Alviso Tech Park, LLC and Venus Concept Inc.	10-K	3-30-20	10.48

10.31	Lease between 235 Investment Limited, Venus Concept Canada Corp and Venus Concept Ltd, dated March 29, 2019.	10-K	3-30-20	10.49

10.32	Lease between AMB Tripoint, LLC and Venus Concept Inc., dated July 29, 2021.				X

10.33†	Quality Agreement, dated October 11, 2011, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd. (signed December 3, 2017).	10-K	3-30-20	10.54

10.34†	Turn-Key Project Manufacturing Agreement, dated March 23, 2014, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd.	10-K	3-30-20	10.55

10.35†	Quality Agreement, dated July 13/17 2018, by and between Venus Concept Ltd. and Electronique du Mazet.	10-K	3-30-20	10.56

10.36†	Intellectual Property Rights Assignment, dated February 15, 2018, by and between Venus Concept Ltd. and Electronique du Mazet.	10-K	3-30-20	10.57

10.37	Consent to Transfer Confidentiality and Nonsolicitation Subcontracting Agreement, dated February 1, 2018, by and between Venus Concept Ltd. and Societe de Promotion et d'Equipement Medical Medicamat.	10-K	3-30-20	10.58

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.38	Manufacturing Agreement for Consumables, dated October 26, 2018, by and between NPI Solutions and Restoration Robotics, Inc.	10-K	3-30-20	10.59

10.39	SBA Payroll Protection Program Note dated April 21, 2020, by Venus Concepts Inc. and in favor of City National Bank of Florida.	8-K	4-30-20	10.2

10.40	Purchase Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC	8-K	6-16-20	10.1

10.41	Third Amended and Restated Loan Agreement dated as of December 9, 2020, by and among the Company, Venus Concept USA Inc., Venus Concept Canada Corp. and City National Bank of Florida.	8-K/A	12-15-20	10.1

10.42	Second Amended and Restated Security Agreement dated as of December 9, 2020 by and among the Company, Venus Concept USA Inc. and City National Bank.	8-K/A	12-15-20	10.2

10.43	Fourth Amended and Restated Revolving Promissory Note dated as of December 9, 2020 by Venus Concept USA Inc., Venus Concept Canada Corp. and the Company in favor of City National Bank of Florida.	8-K/A	12-15-20	10.3

10.44	Third Amended and Restated Guaranty of Payment and Performance dated as of December 9, 2020 by Venus Concept Ltd. in favor of City National Bank of Florida.	8-K/A	12-15-20	10.4

10.45	Amendment to General Security Agreement dated as of December 9, 2020 between Venus Concept Canada Corp. and City National Bank of Florida.	8-K/A	12-15-20	10.5

10.46	Loan and Security Agreement dated as of December 8, 2020, by and between Venus Concept USA Inc. and City National Bank.	8-K/A	12-15-20	10.6

10.47	Promissory Note dated December 8, 2020, by Venus Concept USA Inc. in favor of City National Bank.	8-K/A	12-15-20	10.7

10.48	Guaranty of Payment and Performance Agreement dated as of December 8, 2020 by and between the Company and City National Bank.	8-K/A	12-15-20	10.8

10.49	Securities Exchange and Registration Rights Agreement as of December 8, 2020 by and among the Company, Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and the Investors.	8-K/A	12-15-20	10.9

10.50	Secured Subordinated Convertible Note dated as of December 9, 2020 by the Company in favor of Madryn Health Partners, LP.	8-K/A	12-15-20	10.10

10.51	Secured Subordinated Convertible Note dated as of December 9, 2020 by the Company in favor of and Madryn Health Partners (Cayman Master), LP.	8-K/A	12-15-20	10.11

10.52	Guaranty and Security Agreement dated as of December 9, 2020 by and among the Company, Venus Concept USA, Venus Concept Canada Corp., Venus Concept Ltd. and Madryn Health Partners, LP.	8-K/A	12-15-20	10.12

10.53	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept Inc.	8-K/A	12-15-20	10.13

10.54	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept Canada Corp.	8-K/A	12-15-20	10.14

10.55	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept USA Inc.	8-K/A	12-15-20	10.15

10.56	Fourth Amended and Restated Loan Agreement, dated July 24, 2021, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	8-26-21	10.1

10.57	Fourth Amended and Restated Guaranty of Payment and Performance, dated July 24th, 2021, by Venus Concept Ltd in favor of City National Bank of Florida.	8-K	8-26-21	10.2

10.58	Third Amended and Restated Security Agreement, dated July 24, 2021, by and between Venus Concept Inc., Venus Concept USA Inc., and City National Bank of Florida.	8-K	8-26-21	10.3

10.59	Fifth Amended and Restated Revolving Promissory Note, dated July 24, 2021, by Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	8-26-21	10.4

10.60	Supplement to Subordination of Debt Agreements, dated July 24, 2021, by and between Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank of Florida, and Venus Concept Inc.	8-K	8-26-21	10.5

10.61	Supplement to Subordination of Debt Agreements, dated July 24, 2021, by and between Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank of Florida, and Venus Concept Inc.	8-K	10-5-21	10.1

10.62	Independent Contractor Agreement, dated October 16, 2021, by and between Venus Concept USA Inc. and Chad Zaring.	8-K	10-5-21	10.2

10.63	Stock Purchase Agreement, dated December 15, 2021, by and between Venus Concept Inc. and the investors listed therein.	8-K	12-15-21	10.1

10.64	Resale Registration Rights Agreement, dated December 15, 2021, by and between Venus Concept Inc. and the Purchasers.	8-K	12-15-21	10.2

10.65	Investor Rights Agreement, dated December 15, 2021, by and between Venus Concept, Inc., Masters Special Situations, LLC, and the other purchasers from time to time party hereto.	8-K	12-15-21	10.3

14.1	Code of Business Conduct and Ethics.	8-K	11-7-19	14.1

21.1	List of Subsidiaries.				X

23.2	Consent of MNP LLP, independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report on Form 10-K.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.

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

Venus Concept Inc.

Date: March 28, 2022	By:	/s/ Domenic Serafino
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

Signature	Title	Date

/s/ Domenic Serafino	Chief Executive Officer and Director	March 28, 2022
Domenic Serafino	(Principal Executive Officer)

/s/ Domenic Della Penna	Chief Financial Officer	March 28, 2022
Domenic Della Penna	(Principal Financial and Accounting Officer)

/s/ Scott Barry	Chairman and Director	March 28, 2022
Scott Barry

/s/ Garheng Kong, M.D.	Director	March 28, 2022
Garheng Kong, M.D.

/s/ Louise Lacchin	Director	March 28, 2022
Louise Lacchin

/s/ Fritz LaPorte	Director	March 28, 2022
Fritz LaPorte

/s/ Anthony Natale, M.D	Director	March 28, 2022
Anthony Natale, M.D.

/s/ Keith Sullivan	Director	March 28, 2022
Keith Sullivan

/s/ S.Tyler Hollmig, M.D.	Director	March 28, 2022
S.Tyler Hollmig, M.D.