Form 10-Q
period 2022-03-31
Venus Concept Inc.
filed 2022-05-12
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022 the registrant had 63,999,044 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for shares and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,911	$30,876
Accounts receivable, net of allowance of $12,742 and $11,997 as of March 31, 2022, and December 31, 2021	49,076	46,918
Inventories	21,319	20,543
Prepaid expenses	2,446	2,737
Advances to suppliers	3,532	2,162
Other current assets	4,139	3,758
Total current assets	98,423	106,994
LONG-TERM ASSETS:
Long-term receivables	27,747	27,710
Deferred tax assets	249	284
Severance pay funds	884	817
Property and equipment, net	2,583	2,669
Intangible assets	14,536	15,393
Total long-term assets	45,999	46,873
TOTAL ASSETS	$144,422	$153,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,788	$4,913
Accrued expenses and other current liabilities	18,818	19,512
Income taxes payable	415	294
Unearned interest income	2,727	2,678
Warranty accrual	1,127	1,245
Deferred revenues	1,585	2,030
Current portion of government assistance loans	136	543
Total current liabilities	29,596	31,215
LONG-TERM LIABILITIES:
Long-term debt	77,404	77,325
Income tax payable	571	563
Accrued severance pay	994	911
Deferred tax liabilities	56	46
Unearned interest income	1,376	1,355
Warranty accrual	432	508
Other long-term liabilities	567	348
Total long-term liabilities	81,400	81,056
TOTAL LIABILITIES	110,996	112,271
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 63,999,044 and 63,982,580 issued and outstanding as of March 31, 2022 and December 31, 2021 respectively	27	27
Additional paid-in capital	221,787	221,321
Accumulated deficit	(189,024)	(180,405)
TOTAL STOCKHOLDERS’ EQUITY	32,790	40,943
Non-controlling interests	636	653
	33,426	41,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,422	$153,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Leases	$10,423	$8,537
Products and services	15,983	14,060
	26,406	22,597
Cost of goods sold
Leases	2,700	1,770
Products and services	5,943	5,593
	8,643	7,363
Gross profit	17,763	15,234
Operating expenses:
Sales and marketing	9,903	7,854
General and administrative	13,094	12,165
Research and development	2,202	2,051
Total operating expenses	25,199	22,070
Loss from operations	(7,436)	(6,836)
Other expenses:
Foreign exchange loss	5	714
Finance expenses	923	1,885
Loss before income taxes	(8,364)	(9,435)
Income tax expense	272	-
Net loss	(8,636)	(9,435)
Net loss attributable to stockholders of the Company	(8,619)	(9,259)
Net loss attributable to non-controlling interest	(17)	(176)

Net loss per share:
Basic	$(0.13)	$(0.17)
Diluted	$(0.13)	$(0.17)
Weighted-average number of shares used in per share calculation:
Basic	63,988	53,744
Diluted	63,988	53,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(8,636)	$(9,435)
Loss attributable to stockholders of the Company	(8,619)	(9,259)
Loss attributable to non-controlling interest	(17)	(176)
Comprehensive loss	$(8,636)	$(9,435)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except for shares)

	Series A Preferred	Series A Preferred	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2022	3,790,755	$—	63,982,580	$27	$221,321	$(180,405)	$653	$41,596
Options exercised	—	—	16,464	—	23	—	—	23
Net loss — the Company	—	—	—	—	—	(8,619)	—	(8,619)
Net loss — non-controlling interest	—	—	—	—	—	—	(17)	(17)
Stock-based compensation	—	—	—	—	443	—	—	443
Balance — March 31, 2022	3,790,755	$—	63,999,044	27	221,787	(189,024)	636	33,426

	Series A Preferred	Series A Preferred	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2021	—	$—	53,551,126	$26	$201,598	$(157,392)	$(471)	$43,761
December 2020 Public Offering warrants exercise	—	—	361,200	—	903	—	—	903
Net loss — the Company	—	—	—	—	—	(9,259)	—	(9,259)
Net loss — non-controlling interest	—	—	—	—	—	—	(176)	(176)
Options exercised	—	—	157,304	—	212	—	—	212
Stock-based compensation	—	—	—	—	508	—	—	508
Balance — March 31, 2021	—	$—	54,069,630	$26	$203,221	$(166,651)	$(647)	$35,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,636)	$(9,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,101	1,304
Stock-based compensation	443	508
Provision for bad debt	1,004	1,106
Provision for inventory obsolescence	135	252
Finance expenses and accretion	79	489
Deferred tax expense (recovery)	45	(317)
Loss on disposal of property and equipment	—	13
Changes in operating assets and liabilities:
Accounts receivable short and long-term	(3,199)	2,448
Inventories	(911)	(478)
Prepaid expenses	291	109
Advances to suppliers	(1,370)	(1,417)
Other current assets	(381)	1,255
Trade payables	(125)	(178)
Accrued expenses and other current liabilities	(1,128)	(3,554)
Severance pay funds	(67)	5
Unearned interest income	70	(249)
Other long-term liabilities	225	(81)
Net cash used in operating activities	(12,424)	(8,220)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(157)	(53)
Net cash used in investing activities	(157)	(53)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercises of 2020 December Public Offering Warrants	—	903
Payment of earn-out liability	—	(147)
Repayment of government assistance loans	(407)	—
Proceeds from exercise of options	23	212
Net cash (used in) provided by financing activities	(384)	968
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(12,965)	(7,305)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	30,876	34,380
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$17,911	$27,075
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$99	$73
Cash paid for interest	$844	$1,731

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  March 31, 2022 and December 31, 2021, the Company had an accumulated deficit of $189,024 and $180,405, respectively. The Company was in compliance with all required covenants as of March 31, 2022, and December 31, 2021. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the unaudited condensed consolidated financial statements are issued. While the Company's business has improved and management expects this momentum to continue through the balance of 2022, the Company is still recovering from the impact of the coronavirus pandemic ("COVID-19" or "pandemic"). As of  March 31, 2022, and for the three months then ended management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the pandemic and the economic disruptions it has caused continue for an extended period of time, the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings, and issuance of capital stock. In December 2021, the Company issued and sold to investors 9,808,418 shares of common stock, par value $0.0001 per share, and 3,790,755 shares of the convertible preferred stock, par value $0.0001 per share for the total gross proceeds of $16,999 (see “The 2021 Private Placement” in Note 14). In February 2021, several investors exercised an aggregate of 361,200 December 2020 Public Offering Warrants at the exercise price of $2.50 per share. The total proceeds received by the Company from the December 2020 Public Offering Warrants exercises were $903. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Venus Concept Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

In the Form 10-Q for the period ended March 31, 2021, filed with the SEC on May 17, 2021, in the Form 10-Q for the period ended June 30, 2021, filed with the SEC on August 17, 2021, in the form 10-Q for the period ended September 30, 2021, filed with the SEC on November 12, 2021 and in the Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022, the revenue by geographic location, which is based on the product shipped to location, was presented incorrectly (see below). The Company corrected the presentation in the accompanying unaudited condensed consolidated financial statements for the periods presented (see Note 16).

	Reclassification Adjustment
	Three Months Ended				Year Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
United States	$(362)	$(615)	$(703)	$(440)	$(2,120)
International	362	615	703	440	2,120
Total revenue	$—	$—	$—	$—	$—

The preparation of these unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2022 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts and the carrying value of intangible and long-lived assets.

Amounts reported in thousands within this report are computed based on the amounts in dollars. As a result, the sum of the components reported in thousands may not equal the total amount reported in thousands due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

Accounting Policies

The accounting policies the Company follows are set forth in the Company’s audited consolidated financial statements for fiscal year 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K. There have been no material changes to these accounting policies.

JOBS Act Accounting Election

The Company is an emerging growth company, within the meaning of the 1933 Act, as modified by the Jumpstart Our Business Startups Act (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Standards Not Yet Adopted

In August 2020, Financial Accounting Standards Board (the “FASB”) issued ASU No. 2020-06 (“ASU 2020-06”): Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require us to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. ASU No. 2020-06 can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently assessing the impact of applying this guidance as well as when to adopt this guidance.

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

The following table sets forth the computation of basic and diluted net loss per share and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(8,636)	$(9,435)
Net loss allocated to stockholders of the Company	$(8,619)	$(9,259)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic and diluted	63,988	53,744
Net loss per share:
Basic and diluted	$(0.13)	$(0.17)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	March 31, 2022	March 31, 2021
Options to purchase common stock and restricted stock units ("RSUs")	7,878,714	5,899,296
Preferred stock	3,790,755	-
Warrants for common stock	15,928,867	15,928,867
Total potential dilutive shares	27,598,336	21,828,163

4. FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities are initially recognized at fair value when the Company becomes a party to the contractual provisions of the financial instrument. Subsequently, all financial instruments are measured at amortized cost using the effective interest method.

The financial instruments of the Company consist of cash and cash equivalents, restricted cash, accounts receivable, long-term receivables, lines of credit, trade payables, government assistance loans, accrued expenses and other current liabilities, other long-term liabilities and long-term debt. In view of their nature, the fair value of these financial instruments approximates their carrying amounts.

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

Guaranteed investment certificates (“GIC”) are classified within Level 2 as the Company uses alternative pricing sources and models utilizing market observable inputs for valuation. The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2022
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
GIC	$—	$65	$—	$65
Total assets	$—	$65	$—	$65

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
GIC	$—	$64	$—	$64
Total assets	$—	$64	$—	$64

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription agreements with unencumbered title passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received under the agreement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's unaudited condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $52,693 and $53,887 as of  March 31, 2022 and December 31, 2021, respectively, and are included in accounts receivable and long-term receivables on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of March 31, 2022 and December 31, 2021. Based upon such assessment, the Company recorded an allowance for doubtful accounts totaling $12,742 and $11,997 as of March 31, 2022, and December 31, 2021, respectively.

A summary of the Company’s accounts receivables is presented below:

	March 31,	December 31,
	2022	2021
Gross accounts receivable	$89,565	$86,625
Unearned income	(4,103)	(4,033)
Allowance for doubtful accounts	(12,742)	(11,997)
	$72,720	$70,595
Reported as:
Current trade receivables	$49,076	$46,918
Current unearned interest income	(2,727)	(2,678)
Long-term trade receivables	27,747	27,710
Long-term unearned interest income	(1,376)	(1,355)
	$72,720	$70,595

Current subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		March 31,
	Total	2022	2023	2024	2025	2026
Current financing receivables, net of allowance of $6,068	$24,946	$24,946	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $408	27,747	—	19,699	7,923	125	—
	$52,693	$24,946	$19,699	$7,923	$125	$—

Accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to its unaudited condensed consolidated financial position, results of operations and cash flows.

The allowance for doubtful accounts consisted of the following activity:

Balance at January 1, 2021	$18,490
Write-offs	(6,230)
Recovery	(263)
Balance at December 31, 2021	11,997
Write-offs	(259)
Provision	1,004
Balance at March 31, 2022	$12,742

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$2,964	$2,368
Work-in-progress	628	1,649
Finished goods	17,727	16,526
Total inventory	$21,319	$20,543

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the period from upgraded sales. The Company expensed $7,500 and $6,020 in cost of goods sold during the three months ended  March 31, 2022 and 2021, respectively. The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of March 31, 2022 and December 31, 2021, a provision for obsolescence of $2,110 and $2,213 was taken against inventory, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives	March 31,	December 31,
	(in years)	2022	2021
Lab equipment tooling and molds	4 – 10	$8,236	$8,194
Office furniture and equipment	6 – 10	2,012	1,743
Leasehold improvements	up to 10	37	1,839
Computers and software	3	1,780	1,939
Vehicles	5 – 7	1,781	37
Demo units	5	114	114
Total property and equipment		13,960	13,866
Less: Accumulated depreciation		(11,377)	(11,197)
Total property and equipment, net		$2,583	$2,669

Depreciation expense amounted to $244 and $448 for the three months ended March 31, 2022 and 2021, respectively.

Other Current Assets

	March 31,	December 31,
	2022	2021
Government remittances (1)	$1,799	$1,322
Consideration receivable from sale of subsidiaries	1,251	1,405
Deferred financing costs	223	223
Sundry assets and miscellaneous	866	808
Total other current assets	$4,139	$3,758

(1)         Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	March 31,	December 31,
	2022	2021
Payroll and related expense	$1,940	$1,770
Accrued expenses	6,303	6,584
Commission accrual	3,780	4,529
Sales and consumption taxes	6,795	6,629
Total accrued expenses and other current liabilities	$18,818	$19,512

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	March 31,	December 31,
	2022	2021
Balance as of the beginning of the period	$1,753	$1,639
Warranties issued during the period	189	1,231
Warranty costs incurred during the period	(383)	(1,117)
Balance at the end of the period	$1,559	$1,753
Current	1,127	1,245
Long-term	432	508
Total	$1,559	$1,753

Finance Expenses

	Three Months Ended March 31,
	2022	2021
Interest expense	$858	$1,138
Accretion on long-term debt and amortization of fees	65	747
Total finance expenses	$923	$1,885

7. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization and goodwill were as follows:

	At March 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(359)	$1,041
Brand	2,500	(868)	1,632
Technology	16,900	(6,796)	10,104
Supplier agreement	3,000	(1,241)	1,759
Total intangible assets	$23,800	$(9,264)	$14,536

	At December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(336)	$1,064
Brand	2,500	(803)	1,697
Technology	16,900	(6,103)	10,797
Supplier agreement	3,000	(1,165)	1,835
Total intangible assets	$23,800	$(8,407)	$15,393

For the three months ended March 31, 2022 and 2021, amortization expense was $857 and $856, respectively.

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2022	$2,617
2023	3,473
2024	3,473
2025	3,004
2026	657
Thereafter	1,312
Total	$14,536

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

Aggregate future minimum lease payments, and service and purchase commitments with manufacturers as of March 31, 2022 are as follows:

Years ending December 31,	Office Lease	Purchase and Service Commitments	Total
2022	$883	$18,551	$19,434
2023	1,255	-	1,255
2024	1,112	-	1,112
2025	1,055	-	1,055
2026	1,036	-	1,036
Thereafter	1,307	-	1,307
Total	$6,648	$18,551	$25,199

The total rent expense for all operating leases for the three months ended March 31, 2022 and 2021 were $678 and $571, respectively.

Commitments

As of March 31, 2022, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $16,602. In addition, as of March 31, 2022, the Company had $5,744 of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items”.

On March 25, 2021, the Company entered into an endorsement agreement for the services of Venus Williams, four-time Olympic Gold Medalist, seven-time Grand Slam Champion and entrepreneur, pursuant to which Ms. Williams will act as a brand ambassador for Venus Bliss. The endorsement agreement will expire November 1, 2022, unless the Company exercises an optional term extension for an additional cost.

Legal Proceedings

Purported Shareholder Class Actions

In 2018 and 2019, four putative shareholder class action complaints were filed against Restoration Robotics, Inc., certain of its former officers and directors, certain of its venture capital investors, and the underwriters of the initial public offering (“IPO”). Two claims, captioned Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609, and Li v. Restoration Robotics, Inc., et al., No. 19CIV08173 (together, the “State Actions”), were filed in the Superior Court of the State of California, County of San Mateo, and assert claims under Sections 11, 12(a)(2) and 15 of the 1933 Act. Two additional claims, captioned Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF (together, the “Federal Actions”), were filed in the United States District Court for the Northern District of California and assert claims under Sections 11 and 15 of the 1933 Act. The complaints in both the State Actions and Federal Actions alleged, among other things, that the Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints sought unspecified monetary damages, other equitable relief and attorneys’ fees and costs. A settlement in the Federal Actions was granted final approval in the District Court on September 9, 2021.

In the State Actions, the Plaintiffs filed a consolidated amended complaint on January 17, 2020 seeking unspecified monetary damages, other equitable relief and attorneys’ fees and costs. Following the Delaware Supreme Court reversal of the Chancery Court’s decision in Sciabacucchi v. Salzberg which held that exclusive federal forum provisions are valid under Delaware law, the Company filed a renewed motion to dismiss based on its federal forum selection clause on March 30, 2020, which was granted as to the Company and the individual defendants on September 1, 2020 and a judgement of dismissal was entered by the Court on September 22, 2020. On November 23, 2020, plaintiff filed a notice of appeal of the Court’s order granting the renewed motion to dismiss. The court of appeal heard oral argument related to the appeal on April 20, 2022, and on April 28, 2022, issued its opinion affirming the trial court’s dismissal of the State Actions based on the federal forum selection clause. Plaintiff-Appellant Wong has until June 7, 2022 to petition the California Supreme Court to review the appellate court’s opinion.

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

9. MAIN STREET TERM LOAN

On December 8, 2020, the Company executed a loan and security agreement (the "MSLP Loan Agreement"), a promissory note (the "MSLP Note"), and related documents for a loan in the aggregate amount of $50,000 for which City National Bank of Florida (“CNB”) will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act (the “MSLP Loan”). On December 9, 2020, the MSLP Loan had been funded and the transaction was closed. The MSLP Note has a term of five years and bears interest at a rate per annum equal to 30-day LIBOR plus 3%. On December 8, 2023 and December 8, 2024, the Company must make an annual payment of principal plus accrued but unpaid interest in an amount equal to fifteen percent (15%) of the outstanding principal balance of the MSLP Note (inclusive of accrued but unpaid interest). The entire outstanding principal balance of the MSLP Note together with all accrued and unpaid interest is due and payable in full on  December 8, 2025. The Company may prepay the MSLP Loan at any time without incurring any prepayment penalties. The MSLP Note provides for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. In addition, the MSLP Loan Agreement and MSLP Note contain various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of the Company’s assets, incur, create or permit to exist additional indebtedness, or liens, to make dividends and other restricted payments, and to make certain changes to its ownership structure.

As of March 31, 2022 and December 31, 2021, the Company was in compliance with all required covenants.

The scheduled payments on the outstanding borrowings as of March 31, 2022 are as follows:

Years ending December 31
2022	$1,354
2023	9,541
2024	8,114
2025	38,563
Total	$57,572

10. MADRYN LONG-TERM DEBT AND CONVERTIBLE NOTES

On October 11, 2016, Venus Concept Ltd., a wholly owned subsidiary of the Company ("Venus Ltd."), entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement was comprised of four tranches of debt aggregating $70,000. As of September 30, 2020, the Subsidiary Obligors had borrowed $60,000 under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Borrowings under the Madryn Credit Agreement were secured by substantially all of the Company’s assets and the assets of the Subsidiary Obligors. On the 24th payment date, which is September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement were to become due and payable in full.

In connection with the Merger (as defined below), the Company entered into an amendment to the Madryn Credit Agreement, dated as of November 7, 2019, (the “Amendment”), pursuant to which the Company joined as (i) a guarantor to the Madryn Credit Agreement and (ii) a grantor to the certain security agreement, dated October 11, 2016, (as amended, restated, supplemented or otherwise modified from time to time), by and among the grantors from time to time party thereto and the administrative agent (the “U.S. Security Agreement”). Effective August 14, 2018, interest on the Madryn loan was 9.00%, payable quarterly.

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

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 9), the Company and its subsidiaries, Venus Concept USA, Inc., a Delaware corporation (“Venus USA”), Venus Concept Canada Corp., an Ontario corporation (“Venus Canada”), Venus Ltd., and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the “Exchange Agreement”) dated as of December 8, 2020, pursuant to which the Company (i) repaid $42,500 aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued, to the Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (together the “Madryn Noteholders”) secured subordinated convertible notes in the aggregate principal amount of $26,695 (the “Notes”). The Madryn Credit Agreement was terminated effective  December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. Under certain circumstances, in the case of an event of default under the Notes, the then-applicable interest rate will increase by 4.0% per annum. Interest is payable quarterly in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on  December 31, 2020. The Notes will mature on  December 9, 2025, unless earlier redeemed or converted. In connection with the Exchange Agreement, the Company also entered into, by and among the Company, Venus USA, Venus Canada, Venus Ltd., and the Madryn Noteholders, (i) the Madryn Security Agreement, pursuant to which the Company agreed to grant Madryn a security interest in substantially all of its assets to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The security interests and liens granted to the Madryn Noteholders under the Madryn Security Agreement will terminate upon the earlier of (i) an assignment of the Notes (other than to an affiliate of the Madryn Noteholders) pursuant to the terms of the Exchange Agreement and (ii) the first date on which the outstanding principal amount of the Notes is less than $10,000. Obligations under the Notes are secured by substantially all of the assets of Venus Concept Inc. and its subsidiaries party to the Madryn Security Agreement. The Company’s obligations under the Notes and the security interests and liens created by the Madryn Security Agreement are subordinated to the Company’s indebtedness owing to CNB (including, but not limited, pursuant to the MSLP Loan Agreement and the CNB Loan Agreement, (Note 11)) and any security interests and liens which secure such indebtedness owing to CNB. The Notes are convertible at any time into shares of the Company’s common stock, par value $0.0001 per share, calculated by dividing the outstanding principal amount of the Notes (and any accrued and unpaid interest under the Notes) by the initial conversion price of $3.25 per share. In connection with the Notes, the Company recognized interest expense of $534 and $527 during the three months ended March 31, 2022 and 2021, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of March 31, 2022, and December 31, 2021, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of March 31, 2022, and December 31, 2021.

The scheduled payments on the outstanding borrowings as of March 31, 2022 are as follows:

Years ending December 31
2022	$1,631
2023	2,131
2024	1,628
2025	28,217
Total	$33,607

For the three months ended March 31, 2022, the Company did not make any principal repayments.

11. CREDIT FACILITY

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

As of March 31, 2022, and December 31, 2021, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 9).

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

The Company repaid $407 during the three months ended March 31, 2022. As of  March 31, 2022, the Company had $136 outstanding under the PPP Loans ($543 as of December 31, 2021). The remaining portion of the PPP Loans of the Company was fully repaid in April 2022.

13. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all options granted and available for grant under the incentive plans, warrants to purchase common stock and preferred shares which are convertible to common stock.

	March 31, 2022	December 31, 2021
Outstanding common stock warrants	15,928,867	15,928,867
Outstanding stock options and RSUs	7,878,714	5,977,179
Preferred shares	3,790,755	3,790,755
Shares reserved for conversion of future preferred share issuance	1,209,245	1,209,245
Shares reserved for future option grants and RSUs	1,230,036	589,064
Shares reserved for Lincoln Park	5,222,867	5,222,867
Shares reserved for Madryn Noteholders	8,213,880	8,213,880
Total common stock reserved for issuance	43,474,364	40,931,857

14. STOCKHOLDERS EQUITY

Common Stock

The Company’s common stock confers upon its holders the following rights:

●

The right to participate and vote in the Company’s stockholder meetings, whether annual or special. Each share will entitle its holder, when attending and participating in the voting in person or via proxy, to one vote;

●

The right to a share in the distribution of dividends, whether in cash or in the form of bonus shares, the distribution of assets or any other distribution pro rata to the par value of the shares held by them; and

●	The right to a share in the distribution of the Company’s excess assets upon liquidation pro rata to the par value of the shares held by them.

The 2021 Private Placement

In December 2021, the Company entered into a securities purchase agreement with certain investors (collectively, the “Investors”) pursuant to which the Company issued and sold to the Investors an aggregate of 9,808,418 shares of common stock, par value $0.0001 per share, and 3,790,755 shares of the convertible preferred stock, par value $0.0001 per share (the “Preferred Stock”), which are convertible into 3,790,755 shares of common stock upon receipt of stockholder approval (the “2021 Private Placement”). The 2021 Private Placement was completed on December 15, 2021. The gross proceeds from the securities sold in the 2021 Private Placement was $16,999. The costs incurred with respect to the 2021 Private Placement totaled $259 and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity as presented in the 2021 Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Preferred Stock issued in December 2021

As noted above, in December 2021, the Company issued and sold to the Investors an aggregate of 3,790,755 shares of the Preferred Stock. The terms of the Preferred Stock are governed by a Certificate of Designation filed by the Company with the Secretary of State of the State of Delaware on December 14, 2021. The following is a summary of the material terms of the Preferred Stock:

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

Upon issuance, the effective conversion price of the Preferred Stock of $1.25 per share was lower than the market price of the Company’s common stock on the date of issuance of the Preferred Stock of $1.29 per share; as a result, the Company recorded the beneficial conversion feature of $152 in accumulated paid in capital (“APIC”). Because the Preferred Stock is perpetual, it is carried at the amount recorded at inception. Upon conversion of the Preferred Stock, the beneficial conversion feature will be accounted for as a deemed dividend.

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

2010 Share Option Plan

In November 2010, the Company’s Board of Directors (the “Board”) adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of March 31, 2022, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 125,745 (212,650 as of December 31, 2021).

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

Under the 2019 Plan, 450,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of March 31, 2022, there were 1,104,291 shares of common stock available under the 2019 Plan (376,414 as of December 31, 2021). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
Cost of sales	$8	$7
Selling and marketing	175	217
General and administrative	229	264
Research and development	31	20
Total stock-based compensation	$443	$508

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.00	6.01
Risk-free interest rate	2.56%	1.09%
Expected volatility	42.54%	44.80%
Expected dividend rate	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2022	5,977,179	$3.72	7.20	$136
Options granted	2,041,250	1.38		102
Options exercised	(16,464)	1.59		1
Options forfeited/cancelled	(479,501)	4.45		2
Outstanding - March 31, 2022	7,522,464	$3.05	7.47	$130
Exercisable – March 31, 2022	3,020,805	$4.50	4.64	$28
Expected to vest – after March 31, 2022	4,501,659	$2.07	9.38	$102

The following tables summarize information about stock options outstanding and exercisable at March 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$1.35 - $3.64	6,409,764	7.94	$2.26	2,007,671	4.67	$2.92
$4.26 - $7.95	1,062,568	4.80	6.76	967,064	4.56	6.76
$12.45 - $26.10	30,119	5.74	18.02	26,069	5.60	18.11
$27.00 - $33.00	11,634	2.76	27.64	11,622	2.75	27.64
$36.00 - $94.65	8,379	5.41	45.42	8,379	5.41	45.42
	7,522,464	7.47	$3.05	3,020,805	4.64	$4.50

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $1 and $157 for the three months ended March 31, 2022 and 2021, respectively.

The weighted-average grant date fair value of options granted was $1.38 and $2.37 per share for the three months ended March 31, 2022 and 2021, respectively.

Restricted Stock Units

The following table summarizes information about RSUs outstanding at March 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share, $
Outstanding – January 1, 2022	—	$—
RSUs granted	356,250	1.38
RSUs forfeited/cancelled	—	—
Outstanding - March 31, 2022	356,250	$1.38

15. INCOME TAXES

The Company generated a loss and recognized $272 of tax expense for the three months ended March 31, 2022, and $nil of tax expense for the three months ended March 31, 2021, respectively. A reconciliation of income tax expense (benefit) is as follows:

	Three Months Ended March 31,
	2022	2021
Loss before income taxes	$(8,364)	$(9,435)
Theoretical tax benefit at the statutory rate (21.0% in 2022, 21.0% in 2021)	(1,756)	(1,981)
Differences in jurisdictional tax rates	(252)	(354)
Valuation allowance	2,067	1,984
Non-deductible expenses	213	334
Other	—	17
Total income tax provision	272	—
Net loss	$(8,636)	$(9,435)

Income tax expense or benefit is recognized based on the actual loss incurred during the three months ended March 31, 2022 and 2021, respectively.

16. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment, as the CODM reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geography and type for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company does not assess the performance of individual product lines on measures of profit or loss, or asset-based metrics. Therefore, the information below is presented only for revenues by geography and type.

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended March 31,
	2022	2021
United States	$13,129	$10,515
International	13,277	12,082
Total revenue	$26,406	$22,597

As of March 31, 2022, long-lived assets in the amount of $15,203 were located in the United States and $1,916 were located in foreign locations. As of December 31, 2021, long-lived assets in the amount of $16,090 were located in the United States and $1,972 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.    Lease revenue – includes all system sales with typical lease terms of 36 months.

2.    System revenue – includes all systems sales with payment terms within 12 months.

3.    Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.    Service revenue – includes NeoGraft technician services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended March 31,
	2022	2021
Lease revenue	$10,423	$8,537
System revenue	11,875	9,810
Product revenue	3,497	3,055
Service revenue	611	1,195
Total revenue	$26,406	$22,597

17. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties.

Distribution agreements

On January 1, 2018, the Company entered into a Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A senior officer of the Company is a 30.0% shareholder of TBC. For the three months ended March 31, 2022 and 2021, TBC purchased products in the amount of $407 and $15, respectively, under this distribution agreement. These sales are included in products and services revenue.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Singapore. On January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Venus Singapore will continue to distribute the Company’s products in Singapore. A senior officer of the Company is a 45.0% shareholder of Venus Singapore. During the three months ended March 31, 2022 and 2021, Aexel Biomed purchased products in the amount of $178 and $65, respectively, under the distribution agreement. These sales are included in products and services revenue.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in in Part I, Item IA “Risk Factors” of our Annual Report on Form 10-K. Any statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and other similar expressions that are predictions of or indicate future events and future trends.

The factors which we currently believe could have a material adverse effect on our business operations and financial performance and condition include, but are not limited to, the following risks and uncertainties:

•    our dependency on the subscription-based model, which exposes us to the credit risk of our customers over the life of each subscription agreement;
•    our customers’ failure to make payments under their subscription agreements;
•    our need to obtain, maintain and enforce our intellectual property rights;
•    the extensive governmental regulation and oversight in the countries in which we operate and our ability to comply with the applicable requirements;
•    the possibility that our systems may cause or contribute to adverse medical events that could harm our reputation, business, financial condition and results of operations;
•    a significant portion of our operations are located in Israel and therefore our business, financial condition and results of operations may be adversely affected by political, economic and military conditions there;
•    the volatility of our stock price;
•    our reliance on the expertise and retention of management;
•    our ability to access the capital markets and/or obtain credit on favorable terms;
•    inflation, currency fluctuations and currency exchange rates;
•    global supply disruptions; and
•    global economic and political conditions and uncertainties, including but not limited to the Russia-Ukraine conflict.

In addition, many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic and the impact of varying governmental responses that affect our customers and the economies where we operate. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on these statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”) and other filings we have made with the SEC.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the three months ended March 31, 2022 and 2021, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

We have had recurring net operating losses and negative cash flows from operations. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $189.0 million and $180.4 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $17.9 million and $30.9 million, respectively. The pandemic has had a significant negative impact on our business; therefore, while our business continues to show strong quarter on quarter growth in revenues as compared to 2021, and we expect this momentum to continue for the balance of the 2022 year, the extent to which COVID-19 will impact our business going forward will depend on numerous evolving factors that cannot be reliably predicted, such as the duration and scope of the pandemic, including COVID-19 variants; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity or financial market instability. See ‘‘—Liquidity and Capital Resources’’ for additional information.

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

Products and Services

We derive revenue from the sale of products and services. Product revenue includes revenue from the following:

●	the sale, including traditional sales and subscription-based sales, of systems, inclusive of the main console and applicators/handpieces (referred to as system revenue);
●	marketing supplies and kits;
●	consumables and disposables;
●	service revenue; and
●	replacement applicators/handpieces.

Service revenue includes revenue derived from our extended warranty service contracts provided to our existing customers and VeroGrafters technician services (which were discontinued in the fourth quarter of 2021).

Systems are sold through our subscription model, or through traditional sales contracts directly and through distributors.

We generate recurring monthly revenue under our subscription-based business model and from traditional system sales. Venus Concept Ltd. commenced a subscription-based model in North America in 2011, and approximately 47% of our aesthetic revenues were derived from our subscription model in the three months ended March 31, 2022 and 2021, respectively. We have launched our subscription model in targeted international markets in which we operate directly. We currently do not offer the ARTAS iX system under the subscription model. For additional details related to our subscription model, see Item 1. Business – Subscription-Based Business Model as filed in our Form 10-K for the year ended December 31, 2021.

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

We have developed and commercialized eleven technology platforms, including our ARTAS and NeoGraft systems. We believe our ARTAS and NeoGraft systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market. Our medical aesthetic technology platforms have received regulatory clearance for a variety of indications, including treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains in jurisdictions around the world.

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

As of March 31, 2022, we operated directly in 18 international markets through our 15 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, and Israel. Our revenues for the three months ended March 31, 2022, and 2021 were $26.4 million and $22.6 million, respectively. We had a net loss attributable to Venus Concept of $8.6 million and $9.3 million in the three months ended March 31, 2022, and 2021, respectively. We had an Adjusted EBITDA loss of $5.9 million and $5.0 million for the three months ended March 31, 2022, and 2021, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2022	2021
Reconciliation of net loss to adjusted EBITDA	(in thousands)
Net loss	$(8,636)	$(9,435)
Foreign exchange loss	5	714
Finance expenses	923	1,885
Income tax expense	272	—
Depreciation and amortization	1,101	1,304
Stock-based compensation expense	443	508
Adjusted EBITDA	$(5,892)	$(5,024)

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended March 31,
	2022	2021
United States	126	67
International	327	299
Total systems delivered	453	366

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

In the  three months ended March 31, 2022 , and  2021 , respectively, we di d not open an y direct sales offices.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining payments required under their subscription agreements. During the three months ended March 31, 2022, our collections results improved along with our customer base exhibiting a significant increase in the number of procedures performed with our products. We incurred a bad debt expense of $1.0 million during the three months ended March 31, 2022. As of March 31, 2022, our allowance for doubtful accounts stands at $12.7 million which represents 14.2% of the gross outstanding accounts receivable as of this date.

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

Employee and customers’ health and safety measures. At Venus Concept, safety is our top priority and that includes the health and well-being of our employees and customers globally. In response to COVID-19, we instituted several operational measures to ensure the safety of our employees and customers, which include, but are not limited to the following:

●	Implementation of and continuously updated health and safety policies and processes;
●	Establishment of remote working guidelines;
●	Continued communication with customers, including planning for business resumption, implementing virtual training sessions and monitoring announcements regarding developments;
●	Enhanced safety guidelines and access to personal protective equipment for our clinical trainers; shift to virtual training sessions where possible;
●	Thorough cleaning and decontamination procedures throughout our global manufacturing, warehouse and office facilities; and
●	Establishment of phased roll-out of vaccine mandates for Venus Concept offices and safe return to work policies.

Supply chain. In the second half of 2021we were impacted by the global supply disruptions related to COVID-19, which resulted in our inability to fulfil demand for certain of our products. The value of such purchase order backlog in the third and the fourth quarters of 2021 was $2.4 million and $1.0 million, respectively, which was substantially fulfilled during the fourth quarter of 2021 and the first quarter of 2022. We did not experience significant supply issues in the first quarter of 2022 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and build inventory of key component parts. We anticipate some supply challenges throughout 2022, including longer production lead times and shortages of certain materials or components that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which we expect to continue through the balance of 2022. We expect to mitigate such pressures, where possible, through price increases and margin management.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. The continued economic recovery in individual countries during the first three months of 2022 progressed well in most countries that we operate in. While we expect this momentum to continue for the 2022 year, the COVID-19 outbreak continues to be fluid, and the extent to which the pandemic will continue to impact our business remains largely uncertain and could continue to be significant for the foreseeable future.

Accounts receivable collections. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments or payments at all during the pandemic under their subscription agreements. In 2020 and 2021, we entered into repayment arrangements with the majority of non-paying customers, and as government lockdowns and shelter in place orders were lifted, we experienced a significant improvement in collections as businesses reopened. We remain fully focused on reactivating collections with those at-risk accounts that have struggled through the pandemic but show signs of viability. As of March 31, 2022, our allowance for doubtful accounts stands at $12.7 million, which represents 14.2% of the gross outstanding accounts receivable as of that date. This represents an increase of $0.7 million from our December 31, 2021 allowance for doubtful accounts balance of $12.0 million.

With the successful rollout of COVID-19 vaccines, combined with a relaxation of government restrictions in certain markets we operate in, our collection experience continues to improve, with collections in our largest subscription markets averaging 85% of our billings in January 2022, 93% in February 2022, and 106% in March 2022. The March 2022 collections include an increase in catch up payments made under repayment arrangements. We recorded a bad debt expense of $1.0 million in the first quarter of 2022. We will continue our proactive approach to collections of our accounts receivable and will revisit our allowance for doubtful accounts during the next quarter.

Mitigation efforts. We are focused on continuing to mitigate the impacts of the COVID-19 pandemic on our business to the extent possible. Our mitigation efforts include the following:

●

Accounts Receivables Collections Initiatives. We have made repayment arrangements with the majority of our non-paying subscription customers to collect temporarily reduced monthly payments where possible and/or deferred amounts in expectation of full collection as business activities continue to resume. We modified our payment arrangements with these subscription customers such that past due amounts are scheduled to be repaid over a three to six month period. While the repayment arrangements and improvements in collections activities made thus far have resulted in our cash collections rate averaging at pre-COVID-19 levels, we may not be successful in collecting all outstanding amounts.

●	The 2021 Private Placement. In December 2021, we issued and sold to certain investors 9,808,418 shares of common stock and 3,790,755 shares of convertible preferred stock. The 2021 Private Placement was completed on December 15, 2021. The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity in the 2021 Form 10-K. See Note 14 "Stockholders Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

●

Government Assistance Programs. In 2020, certain of our subsidiaries applied for government assistance programs and received loans and other government subsidies in the aggregate of $5.3 million, including $4.1 million in PPP Loans under the PPP. The terms of these government assistance programs vary by jurisdiction. See Note 12 “Government Assistance Programs” in the notes to our condensed consolidated financial statements included elsewhere in this report. In 2021, we applied for partial forgiveness of the PPP Loans with the SBA and received partial forgiveness in the total amount of $2.8 million of original PPP Loans as of March 31, 2022. Also in 2021, we received additional government subsidies for $0.1 million.

●

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

The extent to which the COVID-19 pandemic may continue to impact our business, operating results, financial condition, and liquidity in the future will depend on future developments, which we cannot predict with reasonable accuracy, including the duration and severity of the pandemic, travel restrictions, business and workforce disruptions, the impact of COVID-19 variants and the effectiveness of actions taken to contain and treat the disease in each of the markets in which we operate. While our business has clearly improved and we expect this momentum to continue through the balance of 2022, the situation surrounding COVID-19, and in particular, the COVID-19 variants, remains fluid, and the potential for additional negative impacts on our results of operations, financial condition and liquidity increases the longer the pandemic impacts activity levels in the countries in which we operate.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of marketing supplies and kits, consumables and (3) service revenue from our extended warranty service contracts provided to existing customers and the sale of our VeroGrafters technician services. VeroGrafters services were discontinued in the fourth quarter of 2021.

System Revenue

For the three months ended March 31, 2022 and 2021, approximately 47% of our system revenues were derived from our subscription contracts. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. The significantly reduced up-front financial commitment, coupled with less onerous credit and disclosure requirements, is intended to make our subscription-based sales program more appealing and affordable to customers, including non-traditional providers of aesthetic services such as family practice physicians, general practice physicians, and operators of medical aesthetic spas. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three months ended March 31, 2022 and 2021, approximately 40% and 45%, respectively, of our system revenues were derived from traditional sales. Customers generally demand higher discounts in connection with these types of sales. We recognize revenues from products sold to customers based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the separate performance obligations in the contract; and (5) recognition of revenue when (or as) the entity satisfies a performance obligation.

We do not grant rights of return or early termination rights to our customers under either our traditional sales or subscription models. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the three months ended March 31, 2022 and 2021, approximately 13% and 8%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

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

Service Revenue

We generate ancillary revenue from our existing customers by selling additional services including extended warranty service contracts and VeroGrafters technician services for hair restoration using our NeoGraft and ARTAS systems. In the fourth quarter of 2021 we discontinued our VeroGrafters technician services in order to focus on higher margin products and services.

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

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 3.45% for the MSLP Loan and 8.0% for the Notes as of March 31, 2022 and 3.10% for the MSLP Loan and 8.0% for the Notes as of December 31, 2021.

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

Income tax expense is recognized based on the actual taxable loss incurred during the three months ended March 31, 2022.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended, March 31,
	2022	2021
Consolidated Statements of Loss:	(dollars in thousands)
Revenues:
Leases	$10,423	$8,537
Products and services	15,983	14,060
Total revenue	26,406	22,597
Cost of goods sold	8,643	7,363
Gross profit	17,763	15,234
Operating expenses:
Sales and marketing	9,903	7,854
General and administrative	13,094	12,165
Research and development	2,202	2,051
Total operating expenses	25,199	22,070
Loss from operations	(7,436)	(6,836)
Other expenses:
Foreign exchange loss	5	714
Finance expenses	923	1,885
Loss before income taxes	(8,364)	(9,435)
Income tax expense	272	—
Net loss	$(8,636)	$(9,435)
Net loss attributable to the Company	(8,619)	(9,259)
Net loss attributable to non-controlling interest	(17)	(176)
As a % of revenue:
Revenues	100%	100%
Cost of goods sold	32.7	32.6
Gross profit	67.3	67.4
Operating expenses:
Sales and marketing	37.5	34.8
General and administrative	49.6	53.8
Research and development	8.3	9.1
Total operating expenses	95.4	97.7
Loss from operations	(28.2)	(30.3)
Foreign exchange loss	0.0	3.2
Finance expenses	3.5	8.3
Loss before income taxes	(31.7)	(41.8)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenues by region:
United States	$13,129	$10,515
International	13,277	12,082
Total revenue	$26,406	$22,597

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenues by product:
Subscription—Systems	$10,423	$8,537
Products—Systems	11,875	9,810
Products—Other (1)	3,497	3,055
Services (2)	611	1,195
Total revenue	$26,406	$22,597

(1)	Products-Other include ARTAS procedure kits and other consumables.
(2)	Services include extended warranty sales and VeroGrafters technician services. VeroGrafters technician services were discontinued in the fourth quarter of 2021.

Comparison of the three months ended March 31, 2022 and 2021

Revenues

	Three Months Ended March 31,
	2022		2021		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$10,423	39.5	$8,537	37.8	$1,886	22.1
Products—Systems	11,875	45.0	9,810	43.4	2,065	21.0
Products—Other	3,497	13.2	3,055	13.5	442	14.5
Services	611	2.3	1,195	5.3	(584)	(48.9)
Total	$26,406	100.0	$22,597	100.0	$3,809	16.9

Total revenue increased by $3.8 million, or 16.9%, to $26.4 million for the three months ended March 31, 2022 from $22.6 million for the three months ended March 31, 2021. The increase in revenue is attributable to a strong performance in the United States where our reinvestment efforts are paying dividends. Our international markets were driven by a strong performance in distributor sales. In the three months ended March 31, 2022 our hair restoration business led by ARTAS continued to perform well globally, and in the United States we successfully executed a soft launch of Bliss Max and we expect this to be a key growth driver during the balance of 2022 given its unique coverage of three modalities (fat reduction, skin tightening and muscle stimulation).

We sold an aggregate of 453 systems in the three months ended March 31, 2022 compared to 366 systems in the three months ended March 31, 2021. The percentage of systems revenue derived from our subscription model was approximately 47% during the three months ended March 31, 2022 and 2021.

Other product revenue increased by $0.4 million, or 14.5%, to $3.5 million in the three months ended March 31, 2022 compared to $3.1 million in the three months ended March 31, 2021. The increase was driven by stronger performance on ARTAS kits, Venus Viva tips and other consumables.

Services revenue decreased by $0.6 million, or 48.9%, to $0.6 million in the three months ended March 31, 2022, compared to $1.2 million in the three months ended March 31, 2021. The decrease was driven by the discontinuation of our VeroGrafters technician services in the fourth quarter of 2021.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $1.2 million, or 17.4%, to $8.6 million in the three months ended March 31, 2022, compared to $7.4 million in the three months ended March 31, 2021. Gross profit increased by $2.6 million, or 16.6%, to $17.8 million in the three months ended March 31, 2022, compared to $15.2 million in the three months ended March 31, 2021. The increase in gross profit is primarily due to an increase in revenue in the United States driven by our hair restoration business. Gross margin was 67.3% of revenue in the three months ended March 31, 2022, compared to 67.4% of revenue in the three months ended March 31, 2021. Despite inflationary pressures throughout our supply chain, our ability to secure price increases and/or margin management have helped mitigate the effects of inflation.

Operating expenses

	Three Months Ended March 31,
	2022		2021		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Sales and marketing	$9,903	37.5	$7,854	34.8	$2,049	26.1
General and administrative	13,094	49.6	12,165	53.8	929	7.6
Research and development	2,202	8.3	2,051	9.1	151	7.4
Total operating expenses	$25,199	95.4	$22,070	97.7	$3,129	14.2

Sales and Marketing. Selling and marketing expenses increased by $2.0 million or 26.1% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase is largely due to our increased focus in the United States, reinvestment in key markets that benefited from the global economic recovery and inflationary pressures associated with salaries and other selling and marketing cost elements. As a percentage of total revenues, our selling and marketing expenses increased by 2.7%, from 34.8% in the three months ended March 31, 2021 to 37.5% in the three months ended March 31, 2022. As the business environment improves, we expect selling and marketing expenses to continue to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses increased by $1.0 million or 7.6% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to reinvestment in key markets that benefited from the global economic recovery, and inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses decreased by 4.2%, from 53.8% in the three months ended March 31, 2021, to 49.6% in the three months ended March 31, 2022, primarily due to an improvement in revenues.

Research and Development. Research and development expenses increased by $0.2 million or 7.4% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase is due to a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses decreased by 0.8%, from 9.1% in the three months ended March 31, 2021, to 8.3% in the three months ended March 31, 2022.

Foreign exchange loss. We had $nil foreign exchange loss in the three months ended March 31, 2022 and foreign exchange loss of $0.7 million in the three months ended March 31, 2021. It decreased by $0.7 million or almost 100.0% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses decreased by $1.0 million or 52.3%, from $1.9 million in the three months ended March 31, 2021, compared to $0.9 million in the three months ended March 31, 2022, mostly due to decreased amortization of deferred finance costs. See “—Liquidity and Capital Resources” below.

Income Tax Expense. We had an income tax expense of $0.3 million in the three months ended March 31, 2022 compared to a $nil income tax expense in the three months ended March 31, 2021. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In the first three months of 2022, we had changes in timing of deductible expenses and taxable income in specific jurisdictions, which resulted in $272 of income tax expense.

Liquidity and Capital Resources

We had $17.9 million and $30.9 million of cash and cash equivalents as of March 31, 2022, and December 31, 2021, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $77.5 million as of March 31, 2022, including the MSLP Loan of $50.7 million, convertible notes of $26.7 million including closing fees of $1.6 million, and government assistance loans of $0.1 million, compared to total debt obligations of approximately $77.8 million as of December 31, 2021.

Our working capital requirements reflect the growth of our business over the last few years, in particular, the shift from a traditional sales model to a subscription model. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 54:46 in the three months ended March 31, 2022, compared to 47:53 in the three months ended March 31, 2021. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

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

CNB Loan Agreement

We have a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries to be used to finance working capital requirements. As of December 31, 2020, a portion of the proceeds from the MSLP Loan described above was used to repay $3.2 million of outstanding borrowings under the CNB Loan Agreement. There was $nil outstanding balance as of March 31, 2022 and December 31, 2021.

On August 26, 2021 we entered into the Fourth Amended and Restated CNB Loan Agreement with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced from $10.0 million to $5.0 million at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3.0 million to $1.5 million, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. As of March 31, 2022, and December 31, 2021, we were in compliance with all required covenants. For additional information on the CNB Loan Agreement and the related agreements, see Note 11 “Credit Facility” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

No shares were issued and sold to Lincoln Park in the three months ended March 31, 2022.

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

Capital Resources

As of March 31, 2022, we had capital resources consisting of cash and cash equivalents of approximately $17.9 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

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

We have based our projections on the amount of time through which our financial resources will be adequate to support our operations on assumptions that may prove to be incorrect, and we may use all our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including, but not limited to:

●	the cost of growing our ongoing commercialization and sales and marketing activities;
●	the costs of manufacturing and maintaining enough inventories of our systems to meet anticipated demand and inventory write-offs related to obsolete products or components;
●	the costs of enhancing the existing functionality and development of new functionalities for our systems;
●	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
●

the variability of ARTAS procedures being performed between periods if particular high-volume practitioners perform a smaller number of procedures in each period as a result of the concentration of procedures performed by certain practitioners;

●	any product liability or other lawsuits and the costs associated with defending them or the results of such lawsuits;
●	the costs associated with conducting business and maintaining subsidiaries and other entities in foreign jurisdictions;
●	customers in jurisdictions where our systems are not approved delaying their purchase, and not purchasing our systems, until they are approved or cleared for use in their market;
●	the costs to attract and retain personnel with the skills required for effective operations;
●	the costs associated with being a public company; and
●	uncertainties related to the COVID-19 pandemic.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(12,424)	$(8,220)
Cash used in investing activities	(157)	(53)
Cash (used in) provided by financing activities	(384)	968
Net decrease in cash and cash equivalents	$(12,965)	$(7,305)

Cash Flows from Operating Activities

For the three months ended March 31, 2022, cash used in operating activities consisted of a net loss of $8.6 million and an investment in net operating assets of $6.6 million, partially offset by non-cash operating expenses of $2.8 million. The investment in net operating assets was attributable to an increase in accounts receivable of $3.2 million, an increase in inventories of $0.9 million, an increase in advances to suppliers of $1.4 million, an increase in other current assets of $0.4 million, a decrease in trade payables of $0.1 million, a decrease in accrued expenses and other current liabilities of $1.1 million, and a decrease in severance pay funds of $0.1 million. This was partially offset by a decrease in prepaid expenses of $0.3 million, an increase in unearned interest income of $0.1 million, and an increase in other long-term liabilities of $0.2 million. The non-cash operating expenses consisted of provision for bad debts of $1.0 million, depreciation and amortization of $1.1 million, finance expenses and accretion of $0.1 million, stock-based compensation expense of $0.4 million, provision for inventory obsolescence of $0.1 million, and deferred tax expense of $0.1 million.

For the three months ended March 31, 2021, cash used in operating activities consisted of a net loss of $9.4 million and an investment in net operating assets of $2.2 million, partially offset by non-cash operating expenses of $3.4 million. The investment in net operating assets was attributable to an increase in inventories of $0.5 million, an increase in advances to suppliers of $1.4 million, a decrease in accrued expenses and other current liabilities of $3.6 million, a decrease in unearned interest income of $0.2 million, a decrease in accounts payable of $0.2 million and a decrease in other non-current liabilities of $0.1 million. This was partially offset by a decrease in accounts receivable of $2.4 million, primarily due to the decrease in subscription sales, a decrease in other current assets of $1.3 million, and a decrease in prepaid expenses of $0.1 million. The non-cash operating expenses consisted mainly of a provision for bad debts of $1.1 million, depreciation and amortization of $1.3 million, finance expenses and accretion of $0.5 million, stock-based compensation expense of $0.5 million, provision for inventory obsolescence of $0.3 million and deferred tax recovery of $0.3 million.

Cash Flows from Investing Activities

In the three months ended March 31, 2022, cash used in investing activities consisted of $0.2 million for the purchase of property and equipment.

In the three months ended March 31, 2021, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the three months ended March 31, 2022, cash used in financing activities primarily consisted of $0.4 million repayment of government assistance loans.

In the three months ended March 31, 2021, cash from financing activities consisted primarily of proceeds from exercise of 2020 December Public Offering Warrants of $0.9 million, proceeds from exercise of options of $0.2 million, partially offset by the payment of the NeoGraft earn-out liability of $0.1 million.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of March 31, 2022, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $16.6 million. In addition, as of March 31, 2022, we had $5.7 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of March 31, 2022, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$3,964	$21,157	$66,058	$—	$91,179
Operating leases	1,215	2,305	2,084	1,044	6,648
Purchase commitments	18,551	—	—	—	18,551
Total contractual obligations	$23,730	$23,462	$68,142	$1,044	$116,378

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

Our significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2021. We believe that the assumptions and estimates associated with stock-based compensation, goodwill impairment, allowance for doubtful accounts, revenue recognition, accrual for severance and income taxes have the most significant impact on our unaudited condensed consolidated financial statements, and therefore, consider these to be our critical accounting policies and estimates.

Revenue Recognition

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and (3) service revenue from the sale of our extended warranty service contracts provided to existing customers and VeroGrafters technician services. VeroGrafters technician services were discontinued in the fourth quarter of 2021.

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

Long-term receivables

Long-term receivables relate to revenue from our subscription agreements or other contracts which stipulate payment terms exceeding one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease of 9.7% for the three months ended March 31, 2022 and a range of between 8% to 9% for the three months ended March 31, 2021, respectively. Unearned interest revenue represents the interest-only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2022, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below and the risk factors described under Part I, Item 1A. “Risk Factors” in our latest Form 10-K for the year ended December 31, 2021, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included herein, and the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2021, which are incorporated by reference herein.

Our subscription-based model exposes us to the credit risk of our customers over the life of the subscription agreement. In the event that our customers fail to make the monthly payments under their subscription agreements, our financial results may be adversely affected.

For the three months ended March 31, 2022 and 2021, approximately 47% of our system revenues were derived from our subscription-based model. Although the ARTAS System is not available under our subscription-based model, we expect our subscription-based business model to continue to represent the majority of our revenue for the foreseeable future. We collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. As part of our sales and marketing effort, we do not generally require our customers to undergo a formal credit check as is typically required with third-party equipment lease financing. Instead, to ensure that each monthly installment is made on time and that the customer’s systems are serviced in accordance with the terms of the warranty, every system requires a monthly activation code, which we provide to the customer upon receiving each monthly installment. If a customer does not make timely payment of a monthly installment, the customer will not receive an activation code and will be unable to use the system. Because this process does not protect us from the economic impact of a customer’s failure to make its monthly payments, we normally maintain a purchase money security interest over the devices sold under a subscription agreement and therefore enjoy priority as a secured creditor, entitling us to certain rights in the event of a customer default or bankruptcy. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments, or payments at all, during the pandemic which had resulted in higher than anticipated bad debt expense over the course of the 2020 and 2021 fiscal years. Despite the improvement we have seen in our collection experience over the last year and throughout the first quarter of fiscal year 2022, we cannot assure you that our customers will continue payments under their agreements or that we will not experience customer defaults even after local economies reopen for business. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

Global Supply Chain Disruption and Inflation may have a material adverse effect on the Company's business, financial condition and results of operations.

Global supply chain disruption and Inflation may have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains manufacturing operations at its facilities in San Jose, California and Yokneam, Israel. We depend on third-party suppliers and manufacturers to produce components and provide raw materials used to manufacture our products. The disruptions to the global economy in 2020 and 2021 impeded global supply chains and resulted in longer lead times and increased component costs and freight expenses. As a result, our suppliers or manufacturers may not have the materials, capacity, or capability to timely manufacture our products and alternative suppliers or manufacturers may not be readily available or cost efficient, which would negatively affect our results of operations. Despite the actions the Company has undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on its business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the three months ended March 31, 2022.

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

Venus Concept Inc.

Date: May 12, 2022	By:	/s/ Domenic Serafino
Domenic Serafino
Chief Executive Officer

Date: May 12, 2022	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer