Form 10-Q
period 2022-06-30
Venus Concept Inc.
filed 2022-08-12
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022 the registrant had 65,459,573 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,540	$30,876
Accounts receivable, net of allowance of $14,100 and $11,997 as of June 30, 2022, and December 31, 2021	46,754	46,918
Inventories	22,363	20,543
Prepaid expenses	2,169	2,737
Advances to suppliers	2,869	2,162
Other current assets	3,873	3,758
Total current assets	88,568	106,994
LONG-TERM ASSETS:
Long-term receivables	26,724	27,710
Deferred tax assets	579	284
Severance pay funds	815	817
Property and equipment, net	2,395	2,669
Intangible assets	13,670	15,393
Total long-term assets	44,183	46,873
TOTAL ASSETS	$132,751	$153,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,184	$4,913
Accrued expenses and other current liabilities	17,449	19,512
Income taxes payable	690	294
Unearned interest income	2,884	2,678
Warranty accrual	1,173	1,245
Deferred revenues	1,800	2,030
Current portion of government assistance loans	—	543
Total current liabilities	28,180	31,215
LONG-TERM LIABILITIES:
Long-term debt	77,507	77,325
Income tax payable	582	563
Accrued severance pay	931	911
Deferred tax liabilities	58	46
Unearned interest income	1,433	1,355
Warranty accrual	437	508
Other long-term liabilities	227	348
Total long-term liabilities	81,175	81,056
TOTAL LIABILITIES	109,355	112,271
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 64,399,044 and 63,982,580 issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	27	27
Additional paid-in capital	222,393	221,321
Accumulated deficit	(199,583)	(180,405)
TOTAL STOCKHOLDERS’ EQUITY	22,837	40,943
Non-controlling interests	559	653
	23,396	41,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,751	$153,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Leases	$11,874	$12,787	$22,297	$21,324
Products and services	15,392	13,041	31,375	27,101
	27,266	25,828	53,672	48,425
Cost of goods sold
Leases	2,761	2,736	5,461	4,506
Products and services	5,459	4,375	11,402	9,968
	8,220	7,111	16,863	14,474
Gross profit	19,046	18,717	36,809	33,951
Operating expenses:
Sales and marketing	9,487	10,114	19,390	17,968
General and administrative	14,249	7,828	27,343	19,993
Research and development	2,436	2,024	4,638	4,075
Gain on forgiveness of government assistance loans	—	(2,775)	—	(2,775)
Total operating expenses	26,172	17,191	51,371	39,261
(Loss) income from operations	(7,126)	1,526	(14,562)	(5,310)
Other expenses:
Foreign exchange loss	2,370	130	2,375	844
Finance expenses	1,034	1,161	1,957	3,046
(Loss) income before income taxes	(10,530)	235	(18,894)	(9,200)
Income tax (benefit) expense	(18)	(7)	254	(7)
Net (loss) income	(10,512)	242	(19,148)	(9,193)
Net (loss) income attributable to stockholders of the Company	(10,559)	377	(19,178)	(8,882)
Net income (loss) attributable to non-controlling interest	47	(135)	30	(311)

Net (loss) income per share:
Basic	$(0.16)	$0.01	$(0.30)	$(0.16)
Diluted	$(0.16)	$0.01	$(0.30)	$(0.16)
Weighted-average number of shares used in per share calculation:
Basic	64,130	54,088	64,059	53,917
Diluted	64,130	54,237	64,059	53,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(10,512)	$242	$(19,148)	$(9,193)
(Loss) income attributable to stockholders of the Company	(10,559)	377	(19,178)	(8,882)
Income (loss) attributable to non-controlling interest	47	(135)	30	(311)
Comprehensive (loss) income	$(10,512)	$242	$(19,148)	$(9,193)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Series A Preferred	Series A Preferred	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2022	3,790,755	$—	63,982,580	$27	$221,321	$(180,405)	$653	$41,596
Options exercised	—	—	16,464	—	23	—	—	23
Net loss — the Company	—	—	—	—	—	(8,619)	—	(8,619)
Net loss — non-controlling interest	—	—	—	—	—	—	(17)	(17)
Stock-based compensation	—	—	—	—	443	—	—	443
Balance — March 31, 2022	3,790,755	$—	63,999,044	27	221,787	(189,024)	636	33,426
Net loss — the Company	—	—	—	—	—	(10,559)	—	(10,559)
Net income — non-controlling interest	—	—	—	—	—	—	47	47
Equity issuance	—	—	400,000	—	48	—	—	48
Stock-based compensation	—	—	—	—	558	—	—	558
Dividends from subsidiaries	—	—	—	—	—	—	(124)	(124)
Balance — June 30, 2022	3,790,755	$—	64,399,044	27	222,393	(199,583)	559	23,396

	Series A Preferred	Series A Preferred	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2021	—	$—	53,551,126	$26	$201,598	$(157,392)	$(471)	$43,761
December 2020 Public Offering warrants exercise	—	—	361,200	—	903	—	—	903
Options exercised	—	—	157,304		212	—	—	212
Net loss — the Company	—	—	—	—	—	(9,259)	—	(9,259)
Net loss — non-controlling interest	—	—	—	—	—	—	(176)	(176)
Stock-based compensation	—	—	—	—	508	—	—	508
Balance — March 31, 2021	—	$—	54,069,630	26	203,221	(166,651)	(647)	35,949
Options exercised	—	—	72,192		98			98
Net income — the Company	—	—	—	—	—	377	—	377
Net loss — non-controlling interest	—	—	—	—	—	—	(135)	(135)
Stock-based compensation	—	—	—	—	558	—	—	558
Balance — June 30, 2021	—	$—	54,141,822	26	203,877	(166,274)	(782)	36,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,148)	$(9,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,212	2,451
Stock-based compensation	1,001	1,066
Provision for bad debt	3,521	(2,132)
Provision for inventory obsolescence	862	868
Finance expenses and accretion	182	849
Deferred tax recovery	(283)	(814)
Gain on forgiveness of government assistance loans	—	(2,775)
Loss on disposal of property and equipment	31	—
Changes in operating assets and liabilities:
Accounts receivable short and long-term	(2,492)	4,028
Inventories	(2,682)	(2,877)
Prepaid expenses	568	(110)
Advances to suppliers	(707)	(772)
Other current assets	(115)	1,038
Other long-term assets	(79)	(12)
Trade payables	(729)	(640)
Accrued expenses and other current liabilities	(1,969)	(2,936)
Severance pay funds	2	(31)
Unearned interest income	284	(87)
Other long-term liabilities	(172)	(99)
Net cash used in operating activities	(19,713)	(12,178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(251)	(126)
Net cash used in investing activities	(251)	(126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of costs	272	—
Exercises of 2020 December Public Offering Warrants	—	903
Payment of earn-out liability	—	(147)
Repayment of government assistance loans	(543)	—
Proceeds from exercise of options	23	310
Dividends from subsidiaries paid to non-controlling interest	(124)	—
Net cash (used in) provided by financing activities	(372)	1,066
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(20,336)	(11,238)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	30,876	34,380
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$10,540	$23,142
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$224	$88
Cash paid for interest	$1,775	$2,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, unless otherwise noted, except share and per share data)

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  June 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $199,583 and $180,405, respectively. The Company was in compliance with all required covenants as of June 30, 2022, and December 31, 2021. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the unaudited condensed consolidated financial statements are issued. While the Company's business has improved and management expects this momentum to continue through the balance of 2022, the Company is still recovering from the impact of the coronavirus pandemic ("COVID-19" or "pandemic"). As of  June 30, 2022, and for the six months then ended management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the pandemic and the economic disruptions it has caused continue for an extended period of time, the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings, and issuance of capital stock. On June 16, 2020, the Company entered into a purchase agreement (the "Equity Purchase Agreement") with Lincoln Park Capital Fund LLC ("Lincoln Park"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31,000 worth of shares of its common stock from time to time over the two-year term of the agreement. Any shares of common stock sold to Lincoln Park will be sold at a purchase price that is based on the prevailing prices of the common stock at the time of each sale. During the six months ended June 30, 2022, the Company raised net cash proceeds of $272 under the Equity Purchase Agreement as described below. The Equity Purchase Agreement expired on July 1, 2022. On July 12, 2022, the Company entered into a subsequent purchase agreement (the “2022 LPC Purchase Agreement”) with Lincoln Park, the details of which are described in Note 18 below. In December 2021, the Company issued and sold to investors 9,808,418 shares of common stock, par value $0.0001 per share, and 3,790,755 shares of the convertible preferred stock, par value $0.0001 per share for the total gross proceeds of $16,999 (see “The 2021 Private Placement” in Note 14). In February 2021, several investors exercised an aggregate of 361,200 December 2020 Public Offering Warrants at the exercise price of $2.50 per share. The total proceeds received by the Company from the December 2020 Public Offering Warrants exercises were $903. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

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

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, the Company entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31,000 worth of shares of its common stock, par value $0.0001 per share, pursuant to its shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that the Company can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed 7,763,411 shares (subject to adjustment) of common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Equity Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) with Equity Purchase Agreement equals or exceeds $3.9755 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of the Company’s issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares of common stock issued under the Equity Purchase Agreement (the “Registration Rights Agreement”).

Since inception through June 30, 2022, the Company issued and sold to Lincoln Park 3,437,521 shares of its common stock at an average price of $2.70 per share, and 209,566 of these shares were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $620 together with the issuance costs of $123 were recorded as deferred issuance costs in the consolidated balance sheet at inception and were amortized into consolidated statements of stockholders’ equity proportionally based on proceeds received during the term of the Equity Purchase Agreement. In 2022, the Company issued 400,000 shares of its common stock and the proceeds from common stock issuances as of June 30, 2022 were $272, with no issuance costs. The proceeds in the amount of $272 were recorded in the condensed consolidated statements of cash flows as net cash proceeds from issuance of common stock. The Equity Purchase Agreement expired on July 1, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Venus Concept Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

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

The preparation of these unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2022 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts and the carrying value of intangible and long-lived assets.

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

3. NET (LOSS) INCOME PER SHARE

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock warrants and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share and the weighted average number of shares used in computing basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(10,512)	$242	$(19,148)	$(9,193)
Net (loss) income allocated to stockholders of the Company	$(10,559)	$377	$(19,178)	$(8,882)
Denominator:
Weighted-average shares of common stock outstanding used in computing net (loss) income per share, basic	64,130	54,088	64,059	53,917
Weighted-average shares of common stock outstanding used in computing net (loss) income per share, diluted	64,130	54,237	64,059	53,917
Net (loss) income per share:
Basic	$(0.16)	$0.01	$(0.30)	$(0.16)
Diluted	$(0.16)	$0.01	$(0.30)	$(0.16)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	June 30, 2022	June 30, 2021
Options to purchase common stock and restricted stock units ("RSUs")	7,323,729	5,794,087
Preferred stock	3,790,755	-
Warrants for common stock	15,928,867	15,928,867
Total potential dilutive shares	27,043,351	21,722,954

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

Guaranteed investment certificates (“GIC”) are classified within Level 2 as the Company uses alternative pricing sources and models utilizing market observable inputs for valuation. The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2022
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
GIC	$—	$63	$—	$63
Total assets	$—	$63	$—	$63

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
GIC	$—	$64	$—	$64
Total assets	$—	$64	$—	$64

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription agreements with unencumbered title passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received under the agreement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's unaudited condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $51,240 and $53,887 as of  June 30, 2022 and December 31, 2021, respectively, and are included in accounts receivable and long-term receivables on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of June 30, 2022 and December 31, 2021. Based upon such assessment, the Company recorded an allowance for doubtful accounts totaling $14,100 and $11,997 as of June 30, 2022, and December 31, 2021, respectively.

A summary of the Company’s accounts receivables is presented below:

	June 30,	December 31,
	2022	2021
Gross accounts receivable	$87,578	$86,625
Unearned income	(4,317)	(4,033)
Allowance for doubtful accounts	(14,100)	(11,997)
	$69,161	$70,595
Reported as:
Current trade receivables	$46,754	$46,918
Current unearned interest income	(2,884)	(2,678)
Long-term trade receivables	26,724	27,710
Long-term unearned interest income	(1,433)	(1,355)
	$69,161	$70,595

Current subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		June 30,
	Total	2022	2023	2024	2025	2026
Current financing receivables, net of allowance of $6,352	$24,516	$24,516	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $948	26,724	—	19,530	7,164	30	—
	$51,240	$24,516	$19,530	$7,164	$30	$—

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

The allowance for doubtful accounts consisted of the following activity:

Balance at January 1, 2021	$18,490
Write-offs	(6,230)
Recovery	(263)
Balance at December 31, 2021	11,997
Write-offs	(259)
Provision	1,004
Balance at March 31, 2022	12,742
Write-offs	(1,159)
Provision	2,517
Balance at June 30, 2022	$14,100

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$2,346	$2,368
Work-in-progress	964	1,649
Finished goods	19,053	16,526
Total inventory	$22,363	$20,543

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the period from upgraded sales. The Company expensed $7,731 and $15,231 in cost of goods sold in the three and six months ended June 30, 2022, respectively ($5,339 and $11,359 in cost of goods sold in the three and six months ended June 30, 2021, respectively). The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of June 30, 2022 and December 31, 2021, a provision for obsolescence of $2,701 and $2,213 was taken against inventory, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives	June 30,	December 31,
	(in years)	2022	2021
Lab equipment tooling and molds	4 –10	$8,181	$8,194
Office furniture and equipment	6 –10	1,764	1,743
Leasehold improvements	up to 10	1,793	1,839
Computers and software	3	2,043	1,939
Vehicles	5 –7	37	37
Demo units	5	114	114
Total property and equipment		13,932	13,866
Less: Accumulated depreciation		(11,537)	(11,197)
Total property and equipment, net		$2,395	$2,669

Depreciation expense amounted to $246 and $280 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $490 and $728 for the six months ended June 30, 2022 and 2021, respectively.

Other Current Assets

	June 30,	December 31,
	2022	2021
Government remittances (1)	$1,738	$1,322
Consideration receivable from sale of subsidiaries	1,092	1,405
Deferred financing costs	316	223
Sundry assets and miscellaneous	727	808
Total other current assets	$3,873	$3,758

(1)         Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	June 30,	December 31,
	2022	2021
Payroll and related expense	$1,530	$1,770
Accrued expenses	5,708	6,584
Commission accrual	3,640	4,529
Sales and consumption taxes	6,571	6,629
Total accrued expenses and other current liabilities	$17,449	$19,512

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	June 30,	December 31,
	2022	2021
Balance as of the beginning of the period	$1,753	$1,639
Warranties issued during the period	429	1,231
Warranty costs incurred during the period	(572)	(1,117)
Balance at the end of the period	$1,610	$1,753
Current	1,173	1,245
Long-term	437	508
Total	$1,610	$1,753

Finance Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$969	$930	$1,827	$2,068
Accretion on long-term debt and amortization of fees	65	231	130	978
Total finance expenses	$1,034	$1,161	$1,957	$3,046

7. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization and goodwill were as follows:

	At June 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(382)	$1,018
Brand	2,500	(933)	1,567
Technology	16,900	(7,500)	9,400
Supplier agreement	3,000	(1,315)	1,685
Total intangible assets	$23,800	$(10,130)	$13,670

	At December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(336)	$1,064
Brand	2,500	(803)	1,697
Technology	16,900	(6,103)	10,797
Supplier agreement	3,000	(1,165)	1,835
Total intangible assets	$23,800	$(8,407)	$15,393

For the three months ended June 30, 2022 and 2021, amortization expense was $865 and $866, respectively. For the six months ended June 30, 2022 and 2021, amortization expense was $1,722 and $1,722, respectively.

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2022	$1,751
2023	3,473
2024	3,473
2025	3,004
2026	657
Thereafter	1,312
Total	$13,670

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

Aggregate future minimum lease payments, and service and purchase commitments with manufacturers as of June 30, 2022 are as follows:

Years ending December 31,	Office Lease	Purchase and Service Commitments	Total
2022	$1,024	$21,432	$22,456
2023	1,809	-	1,809
2024	1,330	-	1,330
2025	1,122	-	1,122
2026	1,030	-	1,030
Thereafter	1,283	-	1,283
Total	$7,598	$21,432	$29,030

The total rent expense for all operating leases for the three months ended June 30, 2022 and 2021 was $635 and $524, respectively. The total rent expense for all operating leases for the six months ended June 30, 2022 and 2021 was $1,313 and $1,095, respectively.

Commitments

As of June 30, 2022, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $19,803. In addition, as of June 30, 2022, the Company had $6,515 of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items”.

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

In the State Actions, the Plaintiffs filed a consolidated amended complaint on January 17, 2020 seeking unspecified monetary damages, other equitable relief and attorneys’ fees and costs. Following the Delaware Supreme Court reversal of the Chancery Court’s decision in Sciabacucchi v. Salzberg which held that exclusive federal forum provisions are valid under Delaware law, the Company filed a renewed motion to dismiss based on its federal forum selection clause on March 30, 2020, which was granted as to the Company and the individual defendants on September 1, 2020 and a judgement of dismissal was entered by the Court on September 22, 2020. On November 23, 2020, plaintiff filed a notice of appeal of the Court’s order granting the renewed motion to dismiss. The court of appeal heard oral argument related to the appeal on April 20, 2022, and on April 28, 2022, issued its opinion affirming the trial court’s dismissal of the State Actions based on the federal forum selection clause. On June 7, 2022, Plaintiff-Appellant Wong petitioned the California Supreme Court to review the appellate court’s opinion. The Company filed its Response to Plaintiff-Appellant Wong’s petition on June 27, 2022, and Plaintiff-Appellant Wong filed a Reply in Support of the Petition For Review on July 7, 2022. On July 27, 2022, the California Supreme Court denied Plaintiff-Appellant Wong’s petition for review. Absent extensions, Plaintiff-Appellant Wong’s deadline to seek review in the United States Supreme Court is October 25, 2022.

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

As of June 30, 2022 and December 31, 2021, the Company was in compliance with all required covenants.

The scheduled payments on the outstanding borrowings as of June 30, 2022 are as follows:

Years ending December 31,
2022	$1,228
2023	10,239
2024	8,709
2025	39,068
Total	$59,244

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

The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. Under certain circumstances, in the case of an event of default under the Notes, the then-applicable interest rate will increase by 4.0% per annum. Interest is payable quarterly in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on  December 31, 2020. The Notes will mature on  December 9, 2025, unless earlier redeemed or converted. In connection with the Exchange Agreement, the Company also entered into, by and among the Company, Venus USA, Venus Canada, Venus Ltd., and the Madryn Noteholders, (i) a Guaranty and Security Agreement dated as of December 9, 2020 (the "Madryn Security Agreement"), pursuant to which the Company agreed to grant Madryn a security interest in substantially all of its assets to secure the obligations under the Notes and (ii) a Subordination of Debt Agreement dated as of December 9, 2020 (the "CNB Subordination Agreement"). The security interests and liens granted to the Madryn Noteholders under the Madryn Security Agreement will terminate upon the earlier of (i) an assignment of the Notes (other than to an affiliate of the Madryn Noteholders) pursuant to the terms of the Exchange Agreement and (ii) the first date on which the outstanding principal amount of the Notes is less than $10,000. Obligations under the Notes are secured by substantially all of the assets of Venus Concept Inc. and its subsidiaries party to the Madryn Security Agreement. The Company’s obligations under the Notes and the security interests and liens created by the Madryn Security Agreement are subordinated to the Company’s indebtedness owing to CNB (including, but not limited, pursuant to the MSLP Loan Agreement and the CNB Loan Agreement, (Note 11)) and any security interests and liens which secure such indebtedness owing to CNB. The Notes are convertible at any time into shares of the Company’s common stock, par value $0.0001 per share, calculated by dividing the outstanding principal amount of the Notes (and any accrued and unpaid interest under the Notes) by the initial conversion price of $3.25 per share. In connection with the Notes, the Company recognized interest expense of $540 and $540 during the three months ended June 30, 2022 and 2021, respectively. The Company recognized interest expense of $1,074 and $1,067 during the six months ended June 30, 2022 and 2021, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of June 30, 2022, and December 31, 2021, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of June 30, 2022, and December 31, 2021.

The scheduled payments on the outstanding borrowings as of June 30, 2022 are as follows:

Years ending December 31,
2022	$1,092
2023	2,131
2024	1,628
2025	28,217
Total	$33,068

For the three and six months ended June 30, 2022, the Company did not make any principal repayments.

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

As of June 30, 2022, and December 31, 2021, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 9).

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

Venus USA entered into a U.S. Small Business Administration Note dated as of April 15, 2020 in favor of CNB. Venus USA borrowed $2,383 original principal amount, which was funded on April 20, 2020 (the “Venus USA PPP Loan” and together with the Venus Concept PPP Loan, individually each a “PPP Loan” and collectively, the “PPP Loans”). The terms of the Venus USA PPP Loan were substantially similar to the terms of the Venus Concept PPP Loan.

The Venus Concept PPP Loan contained certain covenants which, among other things, restrict the Company’s use of the proceeds of the PPP Loan to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any creditor of the Company, to the extent that a default under any loan or other agreement would materially affect the Company’s ability to repay its PPP Loan and limit the Company’s ability to make certain changes to its ownership structure.

In 2021, through CNB, the Company applied for and received partial forgiveness of the Venus USA PPP Loan in the amount of $1,689 and the Venus Concept PPP Loan in the amount of $1,086. The Company repaid $407 during the three months ended  March 31, 2022, and the remaining portion of the PPP Loans in the amount of $136 was fully repaid in  April 2022. As of  June 30, 2022, the Company had $nil outstanding under the PPP Loans ($543 as of December 31, 2021).

13. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all options granted and available for grant under the incentive plans, warrants to purchase common stock and preferred shares which are convertible to common stock.

	June 30, 2022	December 31, 2021
Outstanding common stock warrants	15,928,867	15,928,867
Outstanding stock options and RSUs	7,323,729	5,977,179
Preferred shares	3,790,755	3,790,755
Shares reserved for conversion of future preferred share issuance	1,209,245	1,209,245
Shares reserved for future option grants and RSUs	1,783,915	589,064
Shares reserved for Lincoln Park	4,822,867	5,222,867
Shares reserved for Madryn Noteholders	8,213,880	8,213,880
Total common stock reserved for issuance	43,073,258	40,931,857

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

2010 Share Option Plan

In November 2010, the Company’s Board of Directors (the “Board”) adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of June 30, 2022, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 385,941 (212,650 as of December 31, 2021).

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

Under the 2019 Plan, 450,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of June 30, 2022, there were 1,397,974 shares of common stock available under the 2019 Plan (376,414 as of December 31, 2021). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$13	$8	$21	$15
Sales and marketing	134	224	309	441
General and administrative	322	297	551	561
Research and development	89	29	120	49
Total stock-based compensation	$558	$558	$1,001	$1,066

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	6.00	6.00	6.00	6.00
Risk-free interest rate	2.92%	1.01-1.08%	2.56-2.92%	1.01-1.09%
Expected volatility	42.89%	44.00%	42.56%	44.75%
Expected dividend rate	0%	0%	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2022	5,977,179	$3.72	7.20	$136
Options granted	2,166,250	1.34
Options exercised	(16,464)	1.59
Options forfeited/cancelled	(1,159,486)	4.29	—	—
Outstanding - June 30, 2022	6,967,479	$2.89	7.71	$—
Exercisable – June 30, 2022	2,849,790	$4.17	5.63	$—
Expected to vest – after June 30, 2022	4,117,689	$2.01	9.15	$—

The following tables summarize information about stock options outstanding and exercisable at June 30, 2022:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.67 - $3.64	6,046,426	8.06	$2.19	2,005,511	5.78	$2.73
$4.26 - $7.95	875,563	5.44	6.63	801,327	5.29	6.63
$12.45 - $26.10	26,543	6.26	18.09	24,011	6.24	18.16
$27.00 - $33.00	10,768	2.72	27.32	10,762	2.72	27.32
$36.00 - $94.65	8,179	5.29	45.65	8,179	5.29	45.65
	6,967,479	7.71	$2.89	2,849,790	5.63	$4.17

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $247 for the three months ended June 30, 2022 and 2021, respectively. The total intrinsic value of options exercised were $nil and $404 for the six months ended June 30, 2022 and 2021, respectively.

The weighted-average grant date fair value of options granted was $0.67 and $1.96 per share for the three months ended June 30, 2022 and 2021, respectively. The weighted-average grant date fair value of options granted was $1.34 and $2.34 per share for the six months ended June 30, 2022 and 2021, respectively. The fair value of options vested during the three months ended June 30, 2022 and 2021 was $411 and $368, respectively. The fair value of options vested during the six months ended June 30, 2022 and 2021 was $775 and $764, respectively.

Restricted Stock Units

The following table summarizes information about RSUs outstanding at June 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share, $
Outstanding – January 1, 2022	—	$—
RSUs granted	356,250	1.38
RSUs forfeited/cancelled	—	—
Outstanding - June 30, 2022	356,250	$1.38

15. INCOME TAXES

The Company generated a loss and recognized $18 of tax benefit for the three months ended June 30, 2022, and $7 of tax benefit for the three months ended June 30, 2021, respectively. The Company generated a loss and recognized $254 of tax expense for the six months ended June 30, 2022, and $7 of tax benefit for the six months ended June 30, 2021, respectively. A reconciliation of income tax (benefit) expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) income before income taxes	$(10,530)	$235	$(18,894)	$(9,200)
Theoretical tax (expense) benefit at the statutory rate (21.0% in 2022, 21.0% in 2021)	(2,211)	49	(3,968)	(1,932)
Differences in jurisdictional tax rates	(341)	(49)	(593)	(403)
Valuation allowance	2,118	315	4,185	2,299
Non-deductible expenses	418	(395)	631	(61)
Other	(2)	73	(1)	90
Total income tax (benefit) provision	(18)	(7)	254	(7)
Net (loss) income	$(10,512)	$242	$(19,148)	$(9,193)

Income tax expense or benefit is recognized based on the actual loss incurred during the three months ended June 30, 2022 and 2021, respectively. Income tax expense or benefit is recognized based on the actual loss incurred during the six months ended June 30, 2022 and 2021, respectively.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$13,417	$12,571	$26,546	$23,086
International	13,849	13,257	27,126	25,339
Total revenue	$27,266	$25,828	$53,672	$48,425

As of June 30, 2022, long-lived assets in the amount of $14,277 were located in the United States and $1,793 were located in foreign locations. As of December 31, 2021, long-lived assets in the amount of $16,090 were located in the United States and $1,972 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.    Lease revenue – includes all system sales with typical lease terms of 36 months.

2.    System revenue – includes all systems sales with payment terms within 12 months.

3.    Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.    Service revenue – includes NeoGraft technician services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease revenue	$11,874	$12,787	$22,297	$21,324
System revenue	11,548	8,694	23,422	18,504
Product revenue	3,080	3,314	6,577	6,369
Service revenue	764	1,033	1,376	2,228
Total revenue	$27,266	$25,828	$53,672	$48,425

17. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties.

Distribution agreements

On January 1, 2018, the Company entered into a Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A senior officer of the Company is a 30.0% shareholder of TBC. For the three months ended June 30, 2022 and 2021, TBC purchased products in the amount of $329 and $113, respectively, under this distribution agreement. These sales are included in products and services revenue. For the six months ended June 30, 2022 and 2021, TBC purchased products in the amount of $736 and $128, respectively, under this distribution agreement. These sales are included in products and services revenue.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Singapore. On January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Venus Singapore will continue to distribute the Company’s products in Singapore. A senior officer of the Company is a 45.0% shareholder of Venus Singapore. During the three months ended June 30, 2022 and 2021, Aexel Biomed purchased products in the amount of $141 and $49, respectively, under the distribution agreement. During the six months ended June 30, 2022 and 2021, Aexel Biomed purchased products in the amount of $319 and $114, respectively, under the distribution agreement. These sales are included in products and services revenue.

18. SUBSEQUENT EVENTS

On July 12, 2022, the Company entered into the 2022 LPC Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $11,000 of shares (the “Purchase Shares”) of its common stock, par value $0.0001 per share. Concurrently with entering into the 2022 LPC Purchase Agreement, the Company also entered into a registration rights agreement (the “2022 LPC Registration Rights Agreement”) with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2022 LPC Purchase Agreement. The aggregate number of shares that the Company can issue to Lincoln Park under the 2022 LPC Purchase Agreement may not exceed 12,873,368 shares (subject to adjustment) of common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the 2022 LPC Purchase Agreement (the “2022 Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the 2022 Exchange Cap, in which case the 2022 Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the 2022 LPC Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the 2022 LPC Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the 2022 LPC Purchase Agreement, plus an incremental amount to take into account the issuance of the commitment shares to Lincoln Park under the 2022 LPC Purchase Agreement, such that the transactions contemplated by the 2022 LPC Purchase Agreement are exempt from the 2022 Exchange Cap limitation under applicable Nasdaq rules. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2022 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. At inception, the Company issued 685,529 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement at the total amount of $330. Between August 8, 2022, and August 10, 2022, the Company issued another 375,000 shares of common stock to Lincoln Park at an average price of  $0.52 per share. Further information regarding the 2022 LPC Purchase Agreement is contained in the Company’s Form 8-K filed with the SEC on July 12, 2022.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”), our Form 10-Q for the quarter ended March 31, 2022, filed with the SEC and other filings we have made with the SEC.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the three and six months ended June 30, 2022 and 2021, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

We have had recurring net operating losses and negative cash flows from operations. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $199.6 million and $180.4 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $10.5 million and $30.9 million, respectively. The pandemic has had a significant negative impact on our business; therefore, while our business continues to show quarter on quarter growth in revenues as compared to 2021, the extent to which COVID-19 will impact our business going forward will depend on numerous evolving factors that cannot be reliably predicted, such as the duration and scope of the pandemic, including COVID-19 variants; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity or financial market instability. See ‘‘—Liquidity and Capital Resources’’ for additional information.

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

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. Concurrently with entering into the Equity Purchase Agreement, we also entered into the Registration Rights Agreement. During the six months ended June 30, 2022, we sold to Lincoln Park 0.4 million shares of our common stock and raised net cash proceeds of $0.3 million under the Equity Purchase Agreement. See ‘‘—Liquidity and Capital Resources’’ below. The Equity Purchase Agreement expired on July 1, 2022.

The 2022 LPC Purchase Agreement

On July 12, 2022, we and Lincoln Park entered into the 2022 LPC Purchase Agreement, as further described in Note 18 to these condensed consolidated financial statements, which will enhance our balance sheet and financial condition to support our future growth initiatives. As part of the 2022 LPC Purchase Agreement, we issued and sold to Lincoln Park 0.7 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement with the total value of $0.3 million.

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

We generate recurring monthly revenue under our subscription-based business model and from traditional system sales. Venus Ltd. commenced a subscription-based model in North America in 2011, and approximately 49% and 54% of our aesthetic revenues were derived from our subscription model in the six months ended June 30, 2022 and 2021, respectively. We have launched our subscription model in targeted international markets in which we operate directly. We currently do not offer the ARTAS iX system under the subscription model. For additional details related to our subscription model, see Item 1. Business – Subscription-Based Business Model as filed in our Form 10-K for the year ended December 31, 2021.

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

As of June 30, 2022, we operated directly in 18 international markets through our 15 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the three months ended June 30, 2022, and 2021 were $27.3 million and $25.8 million, respectively. Our revenues for the six months ended June 30, 2022, and 2021 were $53.7 million and $48.4 million, respectively. We had a net loss attributable to Venus Concept of $10.6 million and net income $0.4 million in the three months ended June 30, 2022, and 2021, respectively. We had a net loss attributable to Venus Concept of $19.2 million and $8.9 million in the six months ended June 30, 2022, and 2021, respectively. We had an Adjusted EBITDA loss of $5.5 million and Adjusted EBITDA income of $0.5 million for the three months ended June 30, 2022, and 2021, respectively. We had an Adjusted EBITDA loss of $11.3 million and $4.6 million for the six months ended June 30, 2022, and 2021, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of net loss to adjusted EBITDA	(in thousands)		(in thousands)
Net (loss) income	$(10,512)	$242	$(19,148)	$(9,193)
Foreign exchange loss	2,370	130	2,375	844
Finance expenses	1,034	1,161	1,957	3,046
Income tax (benefit) expense	(18)	(7)	254	(7)
Depreciation and amortization	1,111	1,147	2,212	2,451
Stock-based compensation expense	558	558	1,001	1,066
Gain on forgiveness of government assistance loans	—	(2,775)	—	(2,775)
Adjusted EBITDA	$(5,457)	$456	$(11,349)	$(4,568)

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	104	118	230	185
International	326	278	653	577
Total systems delivered	430	396	883	762

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

Investment in Sales, Marketing and Operations. In recent years, we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This included the opening of direct offices and hiring experienced sales, marketing, and operational staff. While we generated incremental product sales in these new markets, these revenues and the related margins did not fully offset the startup investments made in certain countries. We are evaluating our profitability and growth prospects in these countries post-COVID-19, and have taken and will continue to take steps to exit countries which we do not believe will produce sustainable results. Since June 2020 we have closed 9 direct offices across Europe, Asia Pacific, Latin America and Africa and have increased our investment and focus in the United States market.

In the three and six months ended June 30, 2022, and 2021, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining payments required under their subscription agreements. During the three and six months ended June 30, 2022, our collections results improved with respect to accounts that were considerably impacted by COVID-19. We incurred a bad debt expense of $2.5 million and $3.5 million during the three and six months ended June 30, 2022, respectively. We recovered a bad debt expense of $3.2 million and $2.1 million during the three and six months ended June 30, 2022 respectively. As of June 30, 2022, our allowance for doubtful accounts stands at $14.1 million which represents 16.1% of the gross outstanding accounts receivable as of this date. As of June 30, 2021, our allowance for doubtful accounts stands at $12.3 million which represents 14.6% of the gross outstanding accounts receivable as of this date.

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

Supply chain. In the second half of 2021 we were impacted by the global supply disruptions related to COVID-19, which resulted in our inability to fulfil demand for certain of our products. The value of such purchase order backlog in the third and the fourth quarters of 2021 was $2.4 million and $1.0 million, respectively, which was substantially fulfilled during the fourth quarter of 2021 and the first quarter of 2022. We did not experience significant supply issues in the first half of 2022 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and build inventory of key component parts. We anticipate some supply challenges throughout 2022, including longer production lead times and shortages of certain materials or components that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which we expect to continue through the balance of 2022. We expect to mitigate such pressures, where possible, through price increases and margin management.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. The continued economic recovery in individual countries during the first six months of 2022 progressed well in most countries in which we operate. While we expect this momentum to continue for the 2022 year, we continue to evaluate our direct operations, particularly those outside of North America. The COVID-19 outbreak continues to be fluid, and the extent to which the pandemic will continue to impact our business remains largely uncertain and could continue to be significant for the foreseeable future.

Accounts receivable collections. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments or payments at all during the pandemic under their subscription agreements. In 2020 and 2021, we entered into repayment arrangements with the majority of non-paying customers, and as government lockdowns and shelter in place orders were lifted, we experienced a significant improvement in collections as businesses reopened. We remain fully focused on reactivating collections with those at-risk accounts that have struggled through the pandemic but show signs of viability. As of June 30, 2022, our allowance for doubtful accounts stands at $14.1 million, which represents 16.1% of the gross outstanding accounts receivable as of that date. This represents an increase of $2.1 million from our December 31, 2021 allowance for doubtful accounts balance of $12.0 million.

With the successful rollout of COVID-19 vaccines, combined with a relaxation of government restrictions in certain markets we operate in, our collection experience continues to improve, with collections in our largest subscription markets averaging 85% of our billings in January 2022, 93% in February 2022, 106% in March 2022, 98% in April 2022, 92% in May 2022,and 96% in June 2022. We incurred a bad debt expense of $3.5 million in the first six months of 2022. We will continue our proactive approach to collections of our accounts receivable and will revisit our allowance for doubtful accounts during the next quarter.

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

●

Government Assistance Programs. In 2020, certain of our subsidiaries applied for government assistance programs and received loans and other government subsidies in the aggregate of $5.3 million, including $4.1 million in PPP Loans under the PPP. The terms of these government assistance programs vary by jurisdiction. See Note 12 “Government Assistance Programs” in the notes to our condensed consolidated financial statements included elsewhere in this report. In 2021, we applied for partial forgiveness of the PPP Loans with the SBA and received partial forgiveness in the total amount of $2.8 million of original PPP Loans as of June 30, 2022. Also in 2021, we received additional government subsidies for $0.1 million.

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

●	Equity Purchase Agreement with Lincoln Park. On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, described further under Note 1 “Nature of Operations—Equity Purchase Agreement with Lincoln Park” in the notes to the unaudited condensed consolidated financial statements included elsewhere in this report. Under this agreement, during the six months ended June 30, 2022, we sold approximately 0.4 million shares of our common stock through this equity line facility yielding net cash proceeds of $0.3 million. The Lincoln Park facility had a two-year term and expired on July 1, 2022. It was subsequently replaced by the 2022 LPC Purchase Agreement, and this facility provides us with the ability to opportunistically enhance our liquidity position.

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

System Revenue

For the three and six months ended June 30, 2022, approximately 51% and 49%, respectively, of our system revenues were derived from our subscription model. For the three and six months ended June 30, 2021, approximately 60% and 54%, respectively, of our system revenues were derived from our subscription model. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. The significantly reduced up-front financial commitment, coupled with less onerous credit and disclosure requirements, is intended to make our subscription-based sales program more appealing and affordable to customers, including non-traditional providers of aesthetic services such as family practice physicians, general practice physicians, and operators of medical aesthetic spas. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three and six months ended June 30, 2022, approximately 42% and 40%, respectively, of our system revenues were derived from traditional sales. For the three and six months ended June 30, 2021, approximately 32% and 38%, respectively, of our system revenues were derived from traditional sales. Customers generally demand higher discounts in connection with these types of sales. We recognize revenues from products sold to customers based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the separate performance obligations in the contract; and (5) recognition of revenue when (or as) the entity satisfies a performance obligation.

We do not grant rights of return or early termination rights to our customers under either our traditional sales or subscription models. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the three and six months ended June 30, 2022, approximately 7% and 11%, respectively, of our system revenues were derived from distributor sales. For the three and six months ended June 30, 2021, approximately 8% and 8%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

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

Operating Expenses

Sales and Marketing. We currently sell our products and services using direct sales representatives in North America and in select international markets. Our sales costs primarily consist of salaries, commissions, benefits, incentive compensation and stock-based compensation. Costs also include expenses for travel and other promotional and sales-related activities.

Our marketing costs primarily consist of salaries, benefits, incentive compensation and stock-based compensation. They also include expenses for travel, trade shows, and other promotional and marketing activities, including direct and online marketing. As the business environment improves, we expect sales and marketing expenses to continue to increase, but at a rate slightly below our rate of revenue growth.

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

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 4.8 % for the MSLP Loan and 8.0% for the Notes as of June 30, 2022 and 3.10% for the MSLP Loan and 8.0% for the Notes as of December 31, 2021 .

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

Income tax expense is recognized based on the actual taxable loss incurred during the three and six months ended June 30, 2022.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Statements of Loss:	(dollars in thousands)		(dollars in thousands)
Revenues:
Leases	$11,874	$12,787	$22,297	$21,324
Products and services	15,392	13,041	31,375	27,101
Total revenue	27,266	25,828	53,672	48,425
Cost of goods sold	8,220	7,111	16,863	14,474
Gross profit	19,046	18,717	36,809	33,951
Operating expenses:
Sales and marketing	9,487	10,114	19,390	17,968
General and administrative	14,249	7,828	27,343	19,993
Research and development	2,436	2,024	4,638	4,075
Gain on forgiveness of government assistance loans	—	(2,775)	—	(2,775)
Total operating expenses	26,172	17,191	51,371	39,261
(Loss) income from operations	(7,126)	1,526	(14,562)	(5,310)
Other expenses:
Foreign exchange loss	2,370	130	2,375	844
Finance expenses	1,034	1,161	1,957	3,046
(Loss) income before income taxes	(10,530)	235	(18,894)	(9,200)
Income tax (benefit) expense	(18)	(7)	254	(7)
Net (loss) income	$(10,512)	$242	$(19,148)	$(9,193)
Net (loss) income attributable to the Company	(10,559)	377	(19,178)	(8,882)
Net income (loss) attributable to non-controlling interest	47	(135)	30	(311)
As a % of revenue:
Revenues	100%	100%	100%	100%
Cost of goods sold	30.1	27.5	31.4	29.9
Gross profit	69.9	72.5	68.6	70.1
Operating expenses:
Sales and marketing	34.8	39.2	36.1	37.1
General and administrative	52.3	30.3	50.9	41.3
Research and development	8.9	7.8	8.6	8.4
Gain on forgiveness of government assistance loans	—	(10.7)	—	(5.7)
Total operating expenses	96.0	66.6	95.7	81.1
(Loss) income from operations	(26.1)	5.9	(27.1)	(11.0)
Foreign exchange loss	8.7	0.5	4.4	1.7
Finance expenses	3.8	4.5	3.6	6.3
(Loss) income before income taxes	(38.6)	0.9	(35.2)	(19.0)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues by region:
United States	$13,417	$12,571	$26,546	$23,086
International	13,849	13,257	27,126	25,339
Total revenue	$27,266	$25,828	$53,672	$48,425

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues by product:
Subscription—Systems	$11,874	$12,787	$22,297	$21,324
Products—Systems	11,548	8,694	23,422	18,504
Products—Other (1)	3,080	3,314	6,577	6,369
Services (2)	764	1,033	1,376	2,228
Total revenue	$27,266	$25,828	$53,672	$48,425

(1)	Products-Other include ARTAS procedure kits and other consumables.
(2)	Services include extended warranty sales and VeroGrafters technician services. VeroGrafters technician services were discontinued in the fourth quarter of 2021.

Comparison of the three months ended June 30, 2022 and 2021

Revenues

	Three Months Ended June 30,
	2022		2021		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$11,874	43.5	$12,787	49.5	$(913)	(7.1)
Products—Systems	11,548	42.4	8,694	33.7	2,854	32.8
Products—Other	3,080	11.3	3,314	12.8	(234)	(7.1)
Services	764	2.8	1,033	4.0	(269)	(26.0)
Total	$27,266	100.0	$25,828	100.0	$1,438	5.6

Total revenue increased by $1.4 million, or 5.6%, to $27.3 million for the three months ended June 30, 2022 from $25.8 million for the three months ended June 30, 2021. The increase in revenue is attributable to a strong performance in the United States where our reinvestment efforts in sales and marketing continue to show positive results. Our international markets were relatively flat with our subsidiary in China being impacted by another wave of COVID-19 restrictions. In the three months ended June 30, 2022 our hair restoration business led by ARTAS continued to perform well globally, and in the United States we successfully executed a soft launch of Bliss Max and we expect this to be a key growth driver during the balance of 2022 given its unique coverage of three modalities (fat reduction, skin tightening and muscle stimulation).

We sold an aggregate of 430 systems in the three months ended June 30, 2022 compared to 396 systems in the three months ended June 30, 2021. The percentage of systems revenue derived from our subscription model was approximately 51% and 60% during the three months ended June 30, 2022 and 2021, respectively. The relative decrease in subscription revenues is in line with our strategy to prioritize cash deals over subscription deals in order to preserve liquidity.

Other product revenue decreased by $0.2 million, or 7.1%, to $3.1 million in the three months ended June 30, 2022 compared to $3.3 million in the three months ended June 30, 2021. The decrease was driven by weaker performance on ARTAS kits and other consumables due to considerable restock orders in the three months ended June 30, 2021, that did not repeat in the three months ended June 30, 2022. The restock from the three months ended June 30, 2021, was attributable to business restart activities as our customer base began pulling out of COVID-19 restrictions in many of the markets we operate in.

Services revenue decreased by $0.3 million, or 26%, to $0.8 million in the three months ended June 30, 2022, compared to $1.0 million in the three months ended June 30, 2021. The decrease was driven by the discontinuation of our VeroGrafters technician services in the fourth quarter of 2021.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $1.1million, or 15.5%, to $8.2 million in the three months ended June 30, 2022, compared to $7.1 million in the three months ended June 30, 2021. Gross profit increased by $0.3 million, or 1.6%, to $19.0 million in the three months ended June 30, 2022, compared to $18.7 million in the three months ended June 30, 2021. The increase in gross profit is primarily due to an increase in revenue in the United States driven by our hair restoration business. Gross margin was 69.9% of revenue in the three months ended June 30, 2022, compared to 72.5% of revenue in the three months ended June 30, 2021. The decrease was due to foreign exchange pressures with most currencies depreciating relative to the U.S. dollar.

Operating expenses

	Three Months Ended June 30,
	2022		2021		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Sales and marketing	$9,487	34.8	$10,114	39.2	$(627)	(6.2)
General and administrative	14,249	52.3	7,828	30.3	6,421	82.0
Research and development	2,436	8.9	2,024	7.8	412	20.4
Gain on forgiveness of government assistance loans	—	—	(2,775)	(10.7)	2,775	(100.0)
Total operating expenses	$26,172	96.00	$17,191	66.60	$8,981	52.2

Sales and Marketing. Sales and marketing expenses decreased by $0.6 million or 6.2% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease is largely due to lower marketing expenditures as we consolidate some of these activities. As a percentage of total revenues, our sales and marketing expenses decreased by 4.4%, from 39.2% in the three months ended June 30, 2021 to 34.8% in the three months ended June 30, 2022. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses increased by $6.4 million or 82.0% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to reinvestment in key markets that benefited from the global economic recovery, and inflationary pressures associated with salaries and other cost elements. In addition, in the three months ended June 30, 2021, we recorded a significant bad debt recovery of $3.2 million due to a reactivation of accounts impacted by COVID-19 which did not repeat in the three months ended June 30, 2022. As a percentage of total revenues, our general and administrative expenses increased by 22.0%, from 30.3% in the three months ended June 30, 2021, to 52.3% in the three months ended June 30, 2022, primarily due to the increases in costs previously discussed.

Research and Development. Research and development expenses increased by $0.4 million or 20.4% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase is due to a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses increased by 1.1%, from 7.8% in the three months ended June 30, 2021, to 8.9% in the three months ended June 30, 2022.

Gain on forgiveness of government assistance loans. In 2021, we applied for and received partial forgiveness of the PPP Loans with the SBA in the aggregate amount of $2.8 million of original PPP Loans as of June 30, 2021.

Foreign exchange loss. We had $2.4 million of foreign exchange loss in the three months ended June 30, 2022 and foreign exchange loss of $0.1 million in the three months ended June 30, 2021. It increased by $2.3 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. In the three months ended June 30, 2022, most currencies depreciated relative to the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses decreased by $0.2 million or 10.9%, from $1.2 million in the three months ended June 30, 2021, compared to $1.0 million in the three months ended June 30, 2022, mostly due to decreased amortization of deferred finance costs. See “—Liquidity and Capital Resources” below.

Income Tax Benefit. We had an income tax benefit of $18 thousand in the three months ended June 30, 2022 compared to a $7 thousand of income tax benefit in the three months ended June 30, 2021. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2022, we had changes in timing of deductible expenses and taxable income in specific jurisdictions, which resulted in $18 thousand of income tax benefit.

Comparison of the six months ended June 30, 2022 and 2021

Revenues

	Six Months Ended June 30,
	2022		2021		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$22,297	41.5	$21,324	44.0	$973	4.6
Products—Systems	23,422	43.6	18,504	38.2	4,918	26.6
Products—Other	6,577	12.3	6,369	13.2	208	3.3
Services	1,376	2.6	2,228	4.6	(852)	(38.2)
Total	$53,672	100.0	$48,425	100.0	$5,247	10.8

Total revenue increased by $5.2 million, or 10.8%, to $53.7 million for the six months ended June 30, 2022 from $48.4 million for the six months ended June 30, 2021. The increase in revenue is attributable to a strong performance in the United States where our reinvestment efforts are paying dividends. Our international markets were driven by a strong performance in distributor sales. In the six months ended June 30, 2022 our hair restoration business led by ARTAS continued to perform well globally, and in the United States we successfully executed a soft launch of Bliss Max and we expect this to be a key growth driver during the balance of 2022 given its unique coverage of six modalities (fat reduction, skin tightening and muscle stimulation).

We sold an aggregate of 883 systems in the six months ended June 30, 2022 compared to 762 systems in the six months ended June 30, 2021. The percentage of systems revenue derived from our subscription model was approximately 49% and 54% during the six months ended June 30, 2022 and 2021, respectively.

Other product revenue increased by $0.2 million, or 3.3%, to $6.6 million in the six months ended June 30, 2022 compared to $6.4 million in the six months ended June 30, 2021. The increase was driven by stronger performance on ARTAS kits, Venus Viva tips and other consumables.

Services revenue decreased by $0.9 million, or 38.2%, to $1.4 million in the six months ended June 30, 2022, compared to $2.2 million in the six months ended June 30, 2021. The decrease was driven by the discontinuation of our VeroGrafters technician services in the fourth quarter of 2021.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $2.4 million, or 16.5%, to $16.9 million in the six months ended June 30, 2022, compared to $14.5 million in the six months ended June 30, 2021. Gross profit increased by $2.8 million, or 8.4%, to $36.8 million in the six months ended June 30, 2022, compared to $34.0 million in the six months ended June 30, 2021. The increase in gross profit is primarily due to an increase in revenue in the United States driven by our hair restoration business. Gross margin was 68.6% of revenue in the six months ended June 30, 2022, compared to 70.1% of revenue in the six months ended June 30, 2021. The decrease was due to foreign exchange pressures with most currencies depreciating relative to the U.S. dollar, and, to a lesser extent, due to inflationary pressures experienced throughout our supply chain.

Operating expenses

	Six Months Ended June 30,
	2022		2021		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Sales and marketing	$19,390	36.1	$17,968	37.1	$1,422	7.9
General and administrative	27,343	50.9	19,993	41.3	7,350	36.8
Research and development	4,638	8.6	4,075	8.4	563	13.8
Gain on forgiveness of government assistance loans	—	—	(2,775)	(5.7)	2,775	(100.0)
Total operating expenses	$51,371	95.6	$39,261	81.1	$12,110	30.8

Sales and Marketing. Sales and marketing expenses increased by $1.4 million or 7.9% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase is largely due to our increased focus in the United States, reinvestment in key markets that benefited from the global economic recovery and inflationary pressures associated with salaries and other sales and marketing cost elements. As a percentage of total revenues, our sales and marketing expenses decreased by 1.0%, from 37.1% in the six months ended June 30, 2021 to 36.1% in the six months ended June 30, 2022. As the business environment improves, we expect sales and marketing expenses to continue to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses increased by $7.4 million or 36.8% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to reinvestment in key markets that benefited from the global economic recovery, and inflationary pressures associated with salaries and other cost elements. In addition, in the six months ended June 30, 2021, we recorded a significant bad debt recovery of $3.2 million due to a reactivation of accounts impacted by COVID-19 which did not repeat in the six months ended June 30, 2022. As a percentage of total revenues, our general and administrative expenses increased by 9.6%, from 41.3% in the six months ended June 30, 2021, to 50.9% in the six months ended June 30, 2022, primarily due to the increases in costs previously discussed.

Research and Development. Research and development expenses increased by $0.6 million or 13.8% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase is due to a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses increased 0.2%, from 8.4% in the six months ended June 30, 2021, to 8.6% in the six months ended June 30, 2022.

Gain on forgiveness of government assistance loans. In 2021, we applied for and received partial forgiveness of the PPP Loans with the SBA in the aggregate amount of $2.8 million of original PPP Loans as of June 30, 2021.

Foreign exchange loss. We had $2.4 million of foreign exchange loss in the six months ended June 30, 2022 and foreign exchange loss of $0.8 million in the six months ended June 30, 2021. It increased by $1.6 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. In the six months ended June 30, 2022, most currencies depreciated relative to the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses decreased by $1.0 million or 34.3%, from $3.0 million in the six months ended June 30, 2021, compared to $2.0 million in the six months ended June 30, 2022, mostly due to decreased amortization of deferred finance costs. See “—Liquidity and Capital Resources” below.

Income Tax Expense. We had an income tax expense was $0.3 million in the six months ended June 30, 2022 compared to a $7 thousand of income tax benefit in the six months ended June 30, 2021. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In the first six months of 2022, we had changes in timing of deductible expenses and taxable income in specific jurisdictions, which resulted in $0.3 million of income tax expense.

Liquidity and Capital Resources

We had $10.5 million and $30.9 million of cash and cash equivalents as of June 30, 2022, and December 31, 2021, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $77.5 million as of June 30, 2022, including the MSLP Loan of $50.8 million and convertible notes of $26.7 million including closing fees of $1.6 million, compared to total debt obligations of approximately $77.8 million as of December 31, 2021.

Our working capital requirements reflect the growth of our business over the last few years, in particular, the shift from a traditional sales model to a subscription model. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 55:45 in the six months ended June 30, 2022, compared to 58:42 in the six months ended June 30, 2021. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

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

CNB Loan Agreement

We have a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries to be used to finance working capital requirements. As of December 31, 2020, a portion of the proceeds from the MSLP Loan described above was used to repay $3.2 million of outstanding borrowings under the CNB Loan Agreement. There was $nil outstanding balance as of June 30, 2022 and December 31, 2021.

On August 26, 2021 we entered into the Fourth Amended and Restated CNB Loan Agreement with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced from $10.0 million to $5.0 million at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3.0 million to $1.5 million, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. As of June 30, 2022, and December 31, 2021, we were in compliance with all required covenants. For additional information on the CNB Loan Agreement and the related agreements, see Note 11 “Credit Facility” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that we can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed the Exchange Cap, unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Equity Purchase Agreement equals or exceeds $3.9755 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules). Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of our issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park (as defined above).

In the three and six months ended June 30, 2022  we issued and sold 0.4 million of our common stock shares to Lincoln Park under the Equity Purchase Agreement. The net cash proceeds from shares issuance as of June 30, 2022 were $0.3 million. The Equity Purchase Agreement expired on July 1, 2022.

The 2022 LPC Purchase Agreement

On July 12, 2022, we and Lincoln Park entered into the 2022 LPC Purchase Agreement, and we issued and sold to Lincoln Park 0.7 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. The details are further described in Note 18 to these condensed consolidated financial statements.

Government Assistance Programs

In April 2020, Venus Concept Inc. and Venus USA, received funding in the total amount of $4.1 million, in connection with two “Small Business Loans” under the PPP.

We borrowed $1.7 million pursuant to the Venus Concept PPP Loan. Venus USA also borrowed $2.4 million pursuant to the Venus USA PPP Loan. The terms of the Venus USA PPP Loan are substantially similar to the terms of the Venus Concept PPP Loan. In 2021, we applied through CNB, for partial forgiveness of both PPP Loans with the SBA and received partial forgiveness of the Venus USA PPP Loan in the amount of $1.7 million and the Venus Concept PPP Loan in the amount of $1.1 million. The remaining portion of the PPP Loans of the Company was fully repaid in the six month ended June 30, 2022.

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

Capital Resources

As of June 30, 2022, we had capital resources consisting of cash and cash equivalents of approximately $10.5 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

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

We are restricted by covenants in the MSLP Loan, the Amended CNB Loan Agreement, the Madryn Security Agreement and other government assistance programs. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In the event that the pandemic and the economic disruptions it has caused continue for an extended period of time, we cannot assure you that we will remain in compliance with the financial covenants contained in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms, if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(19,713)	$(12,178)
Cash used in investing activities	(251)	(126)
Cash (used in) provided by financing activities	(372)	1,066
Net decrease in cash and cash equivalents	$(20,336)	$(11,238)

Cash Flows from Operating Activities

For the six months ended June 30, 2022, cash used in operating activities consisted of a net loss of $19.1 million and an investment in net operating assets of $8.1 million, partially offset by non-cash operating expenses of $7.5 million. The investment in net operating assets was attributable to an increase in accounts receivable of $2.5 million, a decrease in inventories of $2.7 million, an increase in advances to suppliers of $0.7 million, an increase in other current assets of $0.1 million, an increase in other long-term assets of $0.1 million, a decrease in trade payables of $0.7 million, a decrease in accrued expenses and other current liabilities of $2.0 million, and a decrease in other long-term liabilities of $0.2 million. This was partially offset by a decrease in prepaid expenses of $0.6 million and an increase in unearned interest income of $0.3 million. The non-cash operating expenses consisted of provision for bad debts of $3.5 million, depreciation and amortization of $2.2 million, finance expenses and accretion of $0.2 million, stock-based compensation expense of $1.0 million, provision for inventory obsolescence of $0.9 million, partially offset by a deferred tax recovery of $0.3 million.

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

Cash Flows from Investing Activities

In the six months ended June 30, 2022, cash used in investing activities consisted of $0.3 million for the purchase of property and equipment.

In the six months ended June 30, 2021, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the six months ended June 30, 2022, cash used in financing activities primarily consisted of net proceeds from the issuance of shares of common stock to Lincoln Park of $0.3 million, proceeds from exercise of options of $23 thousand, offset by a $0.6 million repayment of government assistance loans and $0.1 million of dividends from subsidiaries paid to non-controlling interest.

In the six months ended June 30, 2021, cash from financing activities consisted primarily of proceeds from exercise of 2020 December Public Offering Warrants of $0.9 million, proceeds from exercise of options of $0.3 million, partially offset by the payment of the NeoGraft earn-out liability of $0.1 million.

Contractual Obligations and Other Commitments

Our premises are leased under various operating lease agreements, which expire on various dates.

As of June 30, 2022, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $19.8 million. In addition, as of June 30, 2022, we had $6.5 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of June 30, 2022, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations, including interest	$4,642	$22,092	$65,578	$—	$92,312
Operating leases	2,070	2,740	2,090	698	7,598
Purchase commitments	21,432	—	—	—	21,432
Total contractual obligations	$28,144	$24,832	$67,668	$698	$121,342

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

Long-term receivables

Long-term receivables relate to revenue from our subscription agreements or other contracts which stipulate payment terms exceeding one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease of 9.7% for the six months ended June 30, 2022 and a range of between 8% to 9% for the six months ended June 30, 2021, respectively. Unearned interest revenue represents the interest-only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2022, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies.”

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our operations, we become involved in routine litigation incidental to the business. Material proceedings are described under Note 8, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below and the risk factors described under Part I, Item 1A. “Risk Factors” in our latest Form 10-K for the year ended December 31, 2021 and our Form 10-Q for the quarter ended March 31, 2022, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included herein, and the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2021 and our Form 10-Q for the quarter ended March 31, 2022 filed with the SEC.

Our subscription-based model exposes us to the credit risk of our customers over the life of the subscription agreement. In the event that our customers fail to make the monthly payments under their subscription agreements, our financial results may be adversely affected.

For the six months ended June 30, 2022 and 2021, approximately 49% and 54% of our system revenues were derived from our subscription-based model. Although the ARTAS System is not available under our subscription-based model, we expect our subscription-based business model to continue to represent a significant portion of our revenue for the foreseeable future. We collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. As part of our sales and marketing effort, we do not generally require our customers to undergo a formal credit check as is typically required with third-party equipment lease financing. Instead, to ensure that each monthly installment is made on time and that the customer’s systems are serviced in accordance with the terms of the warranty, every system requires a monthly activation code, which we provide to the customer upon receiving each monthly installment. If a customer does not make timely payment of a monthly installment, the customer will not receive an activation code and will be unable to use the system. Because this process does not protect us from the economic impact of a customer’s failure to make its monthly payments, we normally maintain a purchase money security interest over the devices sold under a subscription agreement and therefore enjoy priority as a secured creditor, entitling us to certain rights in the event of a customer default or bankruptcy. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments, or payments at all, during the pandemic which had resulted in higher than anticipated bad debt expense over the course of the 2020 and 2021 fiscal years. Despite the improvement we have seen in our collection experience over the last year and throughout the first half of fiscal year 2022, we cannot assure you that our customers will continue payments under their agreements or that we will not experience customer defaults even after local economies reopen for business. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

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

If we fail to meet the requirements for continued listing on the Nasdaq Global Select Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the Nasdaq Global Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Market, including, among other things, a minimum bid price of $1.00 per share (the “Minimum Bid Price”). On June 13, 2022, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”), notifying us that, for 30 consecutive business days, the bid price for our common stock was below the Minimum Bid Price required to maintain continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1), (the “Minimum Bid Requirement”). We have 180 days to regain compliance by maintaining the Minimum Bid Price for a minimum of ten consecutive business days before December 12, 2022, at which time the Staff will provide written notification to the Company that it complies with the Minimum Bid Requirement, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G).

If we fail to satisfy the Nasdaq Global Market’s continued listing requirements, including the Minimum Bid Requirement, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the three and six months ended June 30, 2022.

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

Venus Concept Inc.

Date: August 12, 2022	By:	/s/ Domenic Serafino
Domenic Serafino
Chief Executive Officer

Date: August 12, 2022	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer