Form 10-Q
period 2022-09-30
Venus Concept Inc.
filed 2022-11-10
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022 the registrant had 67,584,573 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,777	$30,876
Accounts receivable, net of allowance of $13,102 and $11,997 as of September 30, 2022, and December 31, 2021, respectively	40,876	46,918
Inventories	24,241	20,543
Prepaid expenses	1,912	2,737
Advances to suppliers	3,605	2,162
Other current assets	3,351	3,758
Total current assets	80,762	106,994
LONG-TERM ASSETS:
Long-term receivables	23,253	27,710
Deferred tax assets	912	284
Severance pay funds	724	817
Property and equipment, net	2,180	2,669
Intangible assets	12,795	15,393
Total long-term assets	39,864	46,873
TOTAL ASSETS	$120,626	$153,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,093	$4,913
Accrued expenses and other current liabilities	17,335	19,512
Income taxes payable	827	294
Unearned interest income	2,575	2,678
Warranty accrual	1,147	1,245
Deferred revenues	1,535	2,030
Current portion of government assistance loans	—	543
Total current liabilities	29,512	31,215
LONG-TERM LIABILITIES:
Long-term debt	77,616	77,325
Income tax payable	592	563
Accrued severance pay	845	911
Deferred tax liabilities	54	46
Unearned interest income	1,355	1,355
Warranty accrual	426	508
Other long-term liabilities	213	348
Total long-term liabilities	81,101	81,056
TOTAL LIABILITIES	110,613	112,271
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 65,584,573 and 63,982,580 issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	27	27
Additional paid-in capital	223,506	221,321
Accumulated deficit	(214,188)	(180,405)
TOTAL STOCKHOLDERS’ EQUITY	9,345	40,943
Non-controlling interests	668	653
	10,013	41,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,626	$153,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Leases	$7,193	$12,634	$29,490	$33,958
Products and services	14,346	11,929	45,721	39,030
	21,539	24,563	75,211	72,988
Cost of goods sold
Leases	2,608	2,938	8,069	7,444
Products and services	5,558	4,319	16,960	14,287
	8,166	7,257	25,029	21,731
Gross profit	13,373	17,306	50,182	51,257
Operating expenses:
Sales and marketing	8,094	8,775	27,484	26,743
General and administrative	14,128	11,990	41,471	31,983
Research and development	2,576	1,930	7,214	6,005
Gain on forgiveness of government assistance loans	—	—	—	(2,775)
Total operating expenses	24,798	22,695	76,169	61,956
Loss from operations	(11,425)	(5,389)	(25,987)	(10,699)
Other expenses:
Foreign exchange loss	2,014	1,645	4,389	2,489
Finance expenses	1,219	1,000	3,176	4,046
Loss on disposal of subsidiaries	—	188	—	188
Loss before income taxes	(14,658)	(8,222)	(33,552)	(17,422)
Income tax (benefit) expense	(162)	616	92	609
Net loss	(14,496)	(8,838)	(33,644)	(18,031)
Net loss attributable to stockholders of the Company	(14,605)	(9,798)	(33,783)	(18,680)
Net income attributable to non-controlling interest	109	960	139	649

Net loss per share:
Basic	$(0.22)	$(0.18)	$(0.52)	$(0.35)
Diluted	$(0.22)	$(0.18)	$(0.52)	$(0.35)
Weighted-average number of shares used in per share calculation:
Basic	65,255	54,145	64,462	53,994
Diluted	65,255	54,145	64,462	53,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(14,496)	$(8,838)	$(33,644)	$(18,031)
Loss attributable to stockholders of the Company	(14,605)	(9,798)	(33,783)	(18,680)
Income attributable to non-controlling interest	109	960	139	649
Comprehensive loss	$(14,496)	$(8,838)	$(33,644)	$(18,031)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Series A Preferred	Series A Preferred	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2022	3,790,755	$—	63,982,580	$27	$221,321	$(180,405)	$653	$41,596
Options exercised	—	—	16,464	—	23	—	—	23
Net loss — the Company	—	—	—	—	—	(8,619)	—	(8,619)
Net loss — non-controlling interest	—	—	—	—	—	—	(17)	(17)
Stock-based compensation	—	—	—	—	443	—	—	443
Balance — March 31, 2022	3,790,755	$—	63,999,044	27	221,787	(189,024)	636	33,426
Net loss — the Company	—	—	—	—	—	(10,559)	—	(10,559)
Net income — non-controlling interest	—	—	—	—	—	—	47	47
Equity issuance	—	—	400,000	—	48	—	—	48
Stock-based compensation	—	—	—	—	558	—	—	558
Dividends from subsidiaries	—	—	—	—	—	—	(124)	(124)
Balance — June 30, 2022	3,790,755	$—	64,399,044	27	222,393	(199,583)	559	23,396
Net loss — the Company	—	—	—	—	—	(14,605)	—	(14,605)
Net income — non-controlling interest	—	—	—	—	—	—	109	109
Equity issuance	—	—	1,185,529	—	562	—	—	562
Stock-based compensation	—	—	—	—	551	—	—	551
Dividends from subsidiaries	—	—	—	—	—	—	—	—
Balance — September 30, 2022	3,790,755	$—	65,584,573	27	223,506	(214,188)	668	10,013

	Series A Preferred	Series A Preferred	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2021	—	$—	53,551,126	$26	$201,598	$(157,392)	$(471)	$43,761
December 2020 Public Offering warrants exercise	—	—	361,200	—	903	—	—	903
Options exercised	—	—	157,304		212	—	—	212
Net loss — the Company	—	—	—	—	—	(9,259)	—	(9,259)
Net loss — non-controlling interest	—	—	—	—	—	—	(176)	(176)
Stock-based compensation	—	—	—	—	508	—	—	508
Balance — March 31, 2021	—	$—	54,069,630	26	203,221	(166,651)	(647)	35,949
Options exercised	—	—	72,192		98			98
Net income — the Company	—	—	—	—	—	377	—	377
Net loss — non-controlling interest	—	—	—	—	—	—	(135)	(135)
Stock-based compensation	—	—	—	—	558	—	—	558
Balance — June 30, 2021	—	$—	54,141,822	26	203,877	(166,274)	(782)	36,847
Options exercised	—	—	16,147		22			22
Net loss — the Company	—	—	—	—	—	(9,798)	—	(9,798)
Net income — non-controlling interest	—	—	—	—	—	—	960	960
Acquisition of non-controlling interest	—	—	—	—	(341)	—	341	—
Disposal of subsidiary	—	—	—	—	—	—	204	204
Stock-based compensation	—	—	—	—	536	—	—	536
Balance — September 30, 2021	—	$—	54,157,969	26	204,094	(176,072)	723	28,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,644)	$(18,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,293	3,756
Stock-based compensation	1,552	1,602
Provision (recovery) for bad debt	5,912	(628)
Provision for inventory obsolescence	1,753	1,107
Finance expenses and accretion	291	981
Deferred tax recovery	(620)	(666)
Loss on disposal of subsidiary	—	188
Gain on forgiveness of government assistance loans	—	(2,775)
Loss on disposal of property and equipment	82	—
Changes in operating assets and liabilities:
Accounts receivable short and long-term	4,493	3,468
Inventories	(5,451)	(4,373)
Prepaid expenses	825	(112)
Advances to suppliers	(1,443)	(142)
Other current assets	407	909
Other long-term assets	327	(102)
Trade payables	1,180	(1,573)
Accrued expenses and other current liabilities	(2,237)	(3,135)
Severance pay funds	93	(58)
Unearned interest income	(103)	127
Other long-term liabilities	(283)	87
Net cash used in operating activities	(23,573)	(19,370)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(297)	(194)
Cash received from sale of subsidiary, net of cash relinquished	—	(40)
Net cash used in investing activities	(297)	(234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of costs	415	—
Exercises of 2020 December Public Offering Warrants	—	903
Payment of earn-out liability	—	(147)
Repayment of government assistance loans	(543)	—
Proceeds from exercise of options	23	332
Dividends from subsidiaries paid to non-controlling interest	(124)	—
Net cash (used in) provided by financing activities	(229)	1,088
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(24,099)	(18,516)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	30,876	34,380
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$6,777	$15,864
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$152	$120
Cash paid for interest	$2,885	$2,852
FINANCING INFORMATION:
Common stock issuance costs	$438	—

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  September 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $214,188 and $180,405, respectively. The Company was in compliance with all required covenants as of September 30, 2022, and December 31, 2021. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the unaudited condensed consolidated financial statements are issued. As of  September 30, 2022, and for the nine months then ended management believes the impact of Covid-19 on our business has largely subsided, but we continue to closely monitor all Covid-19 developments including its impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. In addition, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings, and issuance of capital stock. On June 16, 2020, the Company entered into a purchase agreement (the "Equity Purchase Agreement") with Lincoln Park Capital Fund LLC ("Lincoln Park"), which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31,000 worth of shares of its common stock from time to time over the two-year term of the agreement. Any shares of common stock sold to Lincoln Park will be sold at a purchase price that is based on the prevailing prices of the common stock at the time of each sale. During the nine months ended September 30, 2022, the Company raised net cash proceeds of $272 under the Equity Purchase Agreement as described below. The Equity Purchase Agreement expired on July 1, 2022. On July 12, 2022, the Company entered into a subsequent purchase agreement (the “2022 LPC Purchase Agreement”) with Lincoln Park, the details of which are described Note 14 below. In December 2021, the Company issued and sold to investors 9,808,418 shares of common stock, par value $0.0001 per share, and 3,790,755 shares of the convertible preferred stock, par value $0.0001 per share for the total gross proceeds of $16,999 (see “The 2021 Private Placement” in Note 14). In February 2021, several investors exercised an aggregate of 361,200 December 2020 Public Offering Warrants at the exercise price of $2.50 per share. The total proceeds received by the Company from the December 2020 Public Offering Warrants exercises were $903. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

Given the economic uncertainty in U.S. and international markets, the Company cannot anticipate the extent to which the current economic turmoil and financial market conditions will continue to adversely impact the Company’s business and the Company may need additional capital to fund its future operations and to access the capital markets sooner than planned. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, it may be compelled to reduce the scope of its operations and planned capital expenditures or sell certain assets, including intellectual property assets. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the uncertainty. Such adjustments could be material.

Operational Review of Subsidiaries

During the three and nine months ended September 30, 2022, the Board of Directors of the Company (the "Board") made several strategic decisions to dissolve itself of underperforming direct sales offices in the countries which were not anticipated to produce sustainable results. As a part of this initiative, the Company has enacted a plan to dissolve its equity interests in Venus Concept Sucursal Colombia ("Venus Colombia"), a branch office of Venus Concept Canada Corp ("Venus Canada"), Venus Concept France SAS ("Venus France"), and Venus Concept Argentina SA ("Venus Argentina"). No divestitures have occurred during the three and nine months ended September 30, 2022 and no severance costs are expected to be incurred in association with the planned divestiture of Venus Colombia, Venus France, or Venus Argentina. The Company did recognize employee severance and retention cost associated with Venus Concept SL ("Venus Spain") totaling $126 during three and nine months ended September 30, 2022. The Company is also assessing lease exit costs associated with the planned divestiture of Venus France, which are expected to be immaterial. These disposals will not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, therefore the results of operations and net assets of these subsidiaries are not reported as discontinued operations or held for sale, respectively, under the guidance of Accounting Standards Codification (“ASC”) 205-20-45.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Venus Concept Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

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

The preparation of these unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of September 30, 2022 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts and the carrying value of intangible and long-lived assets.

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

Recently Adopted Accounting Standards

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). The authoritative guidance intended to provide consistent and transparent disclosures around government assistance by requiring disclosures of the type of government assistance, our accounting for the government assistance and the effect on our financial statements. This guidance was effective for the Company for the year ended December 31, 2021. See Note 12 for more details regarding government assistance.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260): Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”, which clarifies and reduces diversity in an issuer’s accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity being classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. This was effective for fiscal years beginning after December 15, 2021, and interim periods within those years. The adoption of the guidance did not have a material impact on the Company's unaudited condensed consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”): Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require us to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. ASU No. 2020-06 can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently assessing the impact of applying this guidance as well as when to adopt this guidance.

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

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC Topic 848). This authoritative guidance provides optional relief for companies preparing for the discontinuation of interest rates such as LIBOR, which was phased out at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate. This guidance can be applied for a limited time, as of the beginning of the interim period that includes March 12, 2020 or any date thereafter, through December 31, 2022. The guidance may no longer be applied after December 31, 2022. In January 2021, the FASB issued authoritative guidance that makes amendments to the new rules on accounting for reference rate reform. The amendments clarify that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR, or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in ASC Topic 848. The adoption of the guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net loss per share and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(14,496)	$(8,838)	$(33,644)	$(18,031)
Net loss allocated to stockholders of the Company	$(14,605)	$(9,798)	$(33,783)	$(18,680)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic	65,255	54,145	64,462	53,994
Weighted-average shares of common stock outstanding used in computing net loss per share, diluted	65,255	54,145	64,462	53,994
Net loss per share:
Basic	$(0.22)	$(0.18)	$(0.52)	$(0.35)
Diluted	$(0.22)	$(0.18)	$(0.52)	$(0.35)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been antidilutive:

	September 30, 2022	September 30, 2021
Options to purchase common stock and restricted stock units ("RSUs")	7,483,514	5,695,900
Preferred stock	3,790,755	-
Shares reserved for convertible notes	8,213,880	8,213,880
Warrants for common stock	15,928,867	15,928,867
Total potential dilutive shares	35,417,016	29,838,647

4. FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities are initially recognized at fair value when the Company becomes a party to the contractual provisions of the financial instrument. Subsequently, all financial instruments are measured at amortized cost using the effective interest method, except for GIC which is at fair value.

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

Guaranteed investment certificates (“GIC”) are classified within Level 2 as the Company uses alternative pricing sources and models utilizing market observable inputs for valuation. The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2022
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
GIC	$—	$60	$—	$60
Total assets	$—	$60	$—	$60

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
GIC	$—	$64	$—	$64
Total assets	$—	$64	$—	$64

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription agreements with unencumbered title passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received under the agreement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's unaudited condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $45,497 and $53,887 as of  September 30, 2022 and December 31, 2021, respectively, and are included in accounts receivable and long-term receivables on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of September 30, 2022 and December 31, 2021. Based upon such assessment, the Company recorded an allowance for doubtful accounts totaling $13,102 and $11,997 as of September 30, 2022, and December 31, 2021, respectively.

A summary of the Company’s accounts receivables is presented below:

	September 30,	December 31,
	2022	2021
Gross accounts receivable	$77,231	$86,625
Unearned income	(3,930)	(4,033)
Allowance for doubtful accounts	(13,102)	(11,997)
	$60,199	$70,595
Reported as:
Current trade receivables	$40,876	$46,918
Current unearned interest income	(2,575)	(2,678)
Long-term trade receivables	23,253	27,710
Long-term unearned interest income	(1,355)	(1,355)
	$60,199	$70,595

Current subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		September 30,
	Total	2022	2023	2024	2025	2026
Current financing receivables, net of allowance of $6,293	$22,500	$22,500	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $779	22,997	—	17,499	5,463	35	—
	$45,497	$22,500	$17,499	$5,463	$35	$—

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

The allowance for doubtful accounts consisted of the following activity:

Balance at January 1, 2021	$18,490
Write-offs	(6,230)
Recovery	(263)
Balance at December 31, 2021	11,997
Write-offs	(259)
Provision	1,004
Balance at March 31, 2022	12,742
Write-offs	(1,159)
Provision	2,517
Balance at June 30, 2022	14,100
Write-offs	(3,389)
Provision	2,391
Balance at September 30, 2022	$13,102

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$2,275	$2,368
Work-in-progress	1,268	1,649
Finished goods	20,698	16,526
Total inventory	$24,241	$20,543

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the period from upgraded sales. The Company expensed $7,696 and $23,437 in cost of goods sold in the three and nine months ended September 30, 2022, respectively ($6,584 and $19,150 in cost of goods sold in the three and nine months ended September 30, 2021, respectively). The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of September 30, 2022 and December 31, 2021, a provision for obsolescence of $3,194 and $2,213 was taken against inventory, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives	September 30,	December 31,
	(in years)	2022	2021
Lab equipment tooling and molds	4 – 10	$8,056	$8,194
Office furniture and equipment	6 – 10	1,729	1,743
Leasehold improvements	up to 10	1,772	1,839
Computers and software	3	2,037	1,939
Vehicles	5 – 7	37	37
Clinical Training Units	5	214	114
Total property and equipment		13,845	13,866
Less: Accumulated depreciation		(11,665)	(11,197)
Total property and equipment, net		$2,180	$2,669

Depreciation expense amounted to $206 and $431 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $695 and $1,159 for the nine months ended September 30, 2022 and 2021, respectively.

Other Current Assets

	September 30,	December 31,
	2022	2021
Government remittances (1)	$1,079	$1,322
Consideration receivable from sale of subsidiaries	853	1,405
Deferred financing costs	419	223
Sundry assets and miscellaneous	1,000	808
Total other current assets	$3,351	$3,758

(1)         Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	September 30,	December 31,
	2022	2021
Payroll and related expense	$1,764	$1,770
Accrued expenses	6,390	6,584
Commission accrual	3,206	4,529
Sales and consumption taxes	5,975	6,629
Total accrued expenses and other current liabilities	$17,335	$19,512

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	September 30,	December 31,
	2022	2021
Balance as of the beginning of the period	$1,753	$1,639
Warranties issued during the period	509	1,231
Warranty costs incurred during the period	(689)	(1,117)
Balance at the end of the period	$1,573	$1,753
Current	1,147	1,245
Long-term	426	508
Total	$1,573	$1,753

Finance Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$1,153	$940	$2,979	$3,008
Accretion on long-term debt and amortization of fees	66	60	197	1,038
Total finance expenses	$1,219	$1,000	$3,176	$4,046

7. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization and goodwill were as follows:

	At September 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(405)	$995
Brand	2,500	(1,000)	1,500
Technology	16,900	(8,209)	8,691
Supplier agreement	3,000	(1,391)	1,609
Total intangible assets	$23,800	$(11,005)	$12,795

	At December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(336)	$1,064
Brand	2,500	(803)	1,697
Technology	16,900	(6,103)	10,797
Supplier agreement	3,000	(1,165)	1,835
Total intangible assets	$23,800	$(8,407)	$15,393

For the three months ended September 30, 2022 and 2021, amortization expense was $875 and $874, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense was $2,598 and $2,597, respectively.

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2022	$875
2023	3,473
2024	3,473
2025	3,004
2026	657
Thereafter	1,313
Total	$12,795

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

Aggregate future minimum lease payments, and service and purchase commitments with manufacturers as of September 30, 2022 are as follows:

Years ending December 31,	Office Lease	Purchase and Service Commitments	Total
2022	$863	$17,785	$18,648
2023	1,840	-	1,840
2024	1,372	-	1,372
2025	1,135	-	1,135
2026	1,017	-	1,017
Thereafter	1,170	-	1,170
Total	$7,397	$17,785	$25,182

The total rent expense for all operating leases for the three months ended September 30, 2022 and 2021 was $637 and $528, respectively. The total rent expense for all operating leases for the nine months ended September 30, 2022 and 2021 was $1,950 and $1,623, respectively.

Commitments

As of September 30, 2022, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $16,506. In addition, as of September 30, 2022, the Company had $5,119 of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items”.

On March 25, 2021, the Company entered into an endorsement agreement for the services of Venus Williams, four-time Olympic Gold Medalist, seven-time Grand Slam Champion and entrepreneur, pursuant to which Ms. Williams will act as a brand ambassador for Venus Bliss. The endorsement agreement expired on November 1, 2022.

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

In the State Actions, the Plaintiffs filed a consolidated amended complaint on January 17, 2020 seeking unspecified monetary damages, other equitable relief and attorneys’ fees and costs. Following the Delaware Supreme Court reversal of the Chancery Court’s decision in Sciabacucchi v. Salzberg which held that exclusive federal forum provisions are valid under Delaware law, the Company filed a renewed motion to dismiss based on its federal forum selection clause on March 30, 2020, which was granted as to the Company and the individual defendants on September 1, 2020 and a judgement of dismissal was entered by the Court on September 22, 2020. On November 23, 2020, plaintiff filed a notice of appeal of the Court’s order granting the renewed motion to dismiss. The court of appeal heard oral argument related to the appeal on April 20, 2022, and on April 28, 2022, issued its opinion affirming the trial court’s dismissal of the State Actions based on the federal forum selection clause. On June 7, 2022, Plaintiff-Appellant Wong petitioned the California Supreme Court to review the appellate court’s opinion. The Company filed its Response to Plaintiff-Appellant Wong’s petition on June 27, 2022, and Plaintiff-Appellant Wong filed a Reply in Support of the Petition For Review on July 7, 2022. On July 27, 2022, the California Supreme Court denied Plaintiff-Appellant Wong’s petition for review. Plaintiff-Appellant Wong’s deadline to seek review in the United States Supreme Court was October 25, 2022, but no petition for review has been filed.

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

As of September 30, 2022 and December 31, 2021, the Company was in compliance with all required covenants.

The scheduled payments on the outstanding borrowings as of September 30, 2022 are as follows:

Years ending December 31,
2022	$781
2023	10,948
2024	9,314
2025	39,580
Total	$60,623

10. MADRYN LONG-TERM DEBT AND CONVERTIBLE NOTES

On October 11, 2016, Venus Concept Ltd., a wholly owned subsidiary of the Company ("Venus Ltd."), entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement was comprised of four tranches of debt aggregating $70,000. As of September 30, 2020, the Subsidiary Obligors had borrowed $60,000 under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Borrowings under the Madryn Credit Agreement were secured by substantially all of the Company’s assets and the assets of the Subsidiary Obligors. On the 24th payment date, which was  September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement were to become due and payable in full. The Madryn Credit Agreement was terminated effective  December 9, 2020 upon the funding and closing of the MSLP Loan as discussed below.

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 9), the Company and its subsidiaries, Venus Concept USA, Inc., a Delaware corporation (“Venus USA”), Venus Canada, Venus Ltd., and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the “Exchange Agreement”) dated as of December 8, 2020, pursuant to which the Company (i) repaid $42,500 aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued, to the Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (together the “Madryn Noteholders”) secured subordinated convertible notes in the aggregate principal amount of $26,695 (the “Notes”). The Madryn Credit Agreement was terminated effective  December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. Under certain circumstances, in the case of an event of default under the Notes, the then-applicable interest rate will increase by 4.0% per annum. Interest is payable quarterly in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on  December 31, 2020. The Notes will mature on  December 9, 2025, unless earlier redeemed or converted. In connection with the Exchange Agreement, the Company also entered into, by and among the Company, Venus USA, Venus Canada, Venus Ltd., and the Madryn Noteholders, (i) a Guaranty and Security Agreement dated as of December 9, 2020 (the "Madryn Security Agreement"), pursuant to which the Company agreed to grant Madryn a security interest in substantially all of its assets to secure the obligations under the Notes and (ii) a Subordination of Debt Agreement dated as of December 9, 2020 (the "CNB Subordination Agreement"). The security interests and liens granted to the Madryn Noteholders under the Madryn Security Agreement will terminate upon the earlier of (i) an assignment of the Notes (other than to an affiliate of the Madryn Noteholders) pursuant to the terms of the Exchange Agreement and (ii) the first date on which the outstanding principal amount of the Notes is less than $10,000. Obligations under the Notes are secured by substantially all of the assets of Venus Concept Inc. and its subsidiaries party to the Madryn Security Agreement. The Company’s obligations under the Notes and the security interests and liens created by the Madryn Security Agreement are subordinated to the Company’s indebtedness owing to CNB (including, but not limited, pursuant to the MSLP Loan Agreement (Note 9) and the CNB Loan Agreement, (Note 11)) and any security interests and liens which secure such indebtedness owing to CNB. The Notes are convertible at any time into shares of the Company’s common stock, par value $0.0001 per share, calculated by dividing the outstanding principal amount of the Notes (and any accrued and unpaid interest under the Notes) by the initial conversion price of $3.25 per share. In connection with the Notes, the Company recognized interest expense of $546 during the three months ended September 30, 2022 and 2021, respectively. The Company recognized interest expense of $1,086 and $1,613 during the nine months ended September 30, 2022 and 2021, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of September 30, 2022, and December 31, 2021, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of September 30, 2022, and December 31, 2021.

The scheduled payments on the outstanding borrowings as of September 30, 2022 are as follows:

Years ending December 31,
2022	$546
2023	2,131
2024	1,628
2025	28,217
Total	$32,522

For the three and nine months ended September 30, 2022, the Company did not make any principal repayments.

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

As of September 30, 2022, and December 31, 2021, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 9).

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

In 2021, through CNB, the Company applied for and received partial forgiveness of the Venus USA PPP Loan in the amount of $1,689 and the Venus Concept PPP Loan in the amount of $1,086. The Company repaid $407 during the three months ended  March 31, 2022, and the remaining portion of the PPP Loans in the amount of $136 was fully repaid in  April 2022. As of  September 30, 2022, the Company had $nil outstanding under the PPP Loans ($543 as of December 31, 2021).

13. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all options granted and available for grant under the incentive plans, warrants to purchase common stock and preferred shares which are convertible to common stock.

	September 30, 2022	December 31, 2021
Outstanding common stock warrants	15,928,867	15,928,867
Outstanding stock options and RSUs	7,483,514	5,977,179
Preferred shares	3,790,755	3,790,755
Shares reserved for conversion of future preferred share issuance	1,209,245	1,209,245
Shares reserved for future option grants and RSUs	1,624,130	589,064
Shares reserved for Lincoln Park	21,814,471	5,222,867
Shares reserved for Madryn Noteholders	8,213,880	8,213,880
Total common stock reserved for issuance	60,064,862	40,931,857

14. STOCKHOLDERS' EQUITY

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

From commencement to expiry on July 1, 2022, the Company issued and sold to Lincoln Park 3,437,521 shares of its common stock at an average price of $2.70 per share, and 209,566 of these shares were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $620 together with the issuance costs of $123 were recorded as deferred issuance costs in the consolidated balance sheet at inception and were amortized into consolidated statements of stockholders’ equity proportionally based on proceeds received during the term of the Equity Purchase Agreement. In 2022, the Company issued 400,000 shares of its common stock and the proceeds from common stock issuances as of September 30, 2022 were $272, with no issuance costs. The proceeds in the amount of $272 were recorded in the condensed consolidated statements of cash flows as net cash proceeds from issuance of common stock. The Equity Purchase Agreement expired on July 1, 2022, and was replaced with the 2022 LPC Purchase Agreement discussed below.

2022 LPC Purchase Agreement with Lincoln Park

On July 12, 2022, the Company entered into a new equity agreement with Lincoln Park (the "2022 LPC Purchase Agreement"), as the Equity Purchase Agreement expired on July 1, 2022. The 2022 LPC Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $11,000 of shares (the “Purchase Shares”) of its common stock, par value $0.0001 per share. Concurrently with entering into the 2022 LPC Purchase Agreement, the Company also entered into a registration rights agreement (the “2022 LPC Registration Rights Agreement”) with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2022 LPC Purchase Agreement. The aggregate number of shares that the Company can issue to Lincoln Park under the 2022 LPC Purchase Agreement may not exceed 12,873,368 shares of common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the 2022 LPC Purchase Agreement (the “2022 Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the 2022 Exchange Cap, in which case the 2022 Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the 2022 LPC Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the 2022 LPC Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the 2022 LPC Purchase Agreement, plus an incremental amount to take into account the issuance of the commitment shares to Lincoln Park under the 2022 LPC Purchase Agreement, such that the transactions contemplated by the 2022 LPC Purchase Agreement are exempt from the 2022 Exchange Cap limitation under applicable Nasdaq rules. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2022 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. Upon execution of the 2022 LPC Purchase Agreement, the Company issued 685,529 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement at the total amount of $330. Through September 30, 2022, the Company issued an additional 500,000 shares of common stock to Lincoln Park at an average price of $0.50 per share, for a total value of $251. Further information regarding the 2022 LPC Purchase Agreement is contained in the Company’s Form 8-K filed with the SEC on July 12, 2022.

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

2010 Share Option Plan

In November 2010, the Company’s Board of Directors (the “Board”) adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of September 30, 2022, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 400,812 (212,650 as of December 31, 2021).

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

Under the 2019 Plan, 450,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of September 30, 2022, there were 1,223,318 shares of common stock available under the 2019 Plan (376,414 as of December 31, 2021). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$31	$8	$52	$23
Sales and marketing	139	211	448	652
General and administrative	317	289	868	850
Research and development	64	28	184	77
Total stock-based compensation	$551	$536	$1,552	$1,602

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.00	6.00	6.00	6.00
Risk-free interest rate	2.96%	0.98%	2.56-2.96%	0.98-1.09%
Expected volatility	42.93%	43.66%	42.59%	44.69%
Expected dividend rate	0%	0%	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2022	5,977,179	$3.72	7.20	$136
Options granted	2,383,250	1.27
Options exercised	(16,464)	1.59
Options forfeited/cancelled	(1,249,201)	4.20	—	—
Outstanding - September 30, 2022	7,094,764	$2.82	7.55	$—
Exercisable – September 30, 2022	3,146,660	$3.99	5.75	$—
Expected to vest – after September 30, 2022	3,948,104	$1.89	8.99	$—

The following tables summarize information about stock options outstanding and exercisable at September 30, 2022:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.67 - $3.64	6,188,582	7.90	$2.13	2,295,735	5.99	$2.65
$4.26 - $7.95	860,692	5.22	6.62	806,450	5.10	6.64
$12.45 - $26.10	26,543	6.00	18.09	25,528	6.00	18.11
$27.00 - $33.00	10,768	2.47	27.32	10,768	2.47	27.32
$36.00 - $94.65	8,179	5.04	45.65	8,179	5.04	45.65
	7,094,764	7.55	$2.82	3,146,660	5.75	$3.99

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $19 for the three months ended September 30, 2022 and 2021, respectively. The total intrinsic value of options exercised were $nil and $285 for the nine months ended September 30, 2022 and 2021, respectively.

The weighted-average grant date fair value of options granted was $0.58 and $2.09 per share for the three months ended September 30, 2022 and 2021, respectively. The weighted-average grant date fair value of options granted was $1.27 and $2.33 per share for the nine months ended September 30, 2022 and 2021, respectively. The fair value of options vested during the three months ended September 30, 2022 and 2021 was $317 and $380, respectively. The fair value of options vested during the nine months ended September 30, 2022 and 2021 was $1,197 and $1,180, respectively.

Restricted Stock Units

The following table summarizes information about RSUs outstanding at September 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share, $
Outstanding – January 1, 2022	—	$—
RSUs granted	396,250	1.30
RSUs forfeited/cancelled	(7,500)	1.38
Outstanding - September 30, 2022	388,750	$1.30

15. INCOME TAXES

The Company generated a loss and recognized $162 of tax benefit for the three months ended September 30, 2022, and $616 of tax expense for the three months ended September 30, 2021, respectively. The Company generated a loss and recognized $92 of tax expense for the nine months ended September 30, 2022, and $609 of tax expense for the nine months ended September 30, 2021, respectively. A reconciliation of income tax (benefit) expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss before income taxes	$(14,658)	$(8,222)	$(33,552)	$(17,422)
Theoretical tax (expense) benefit at the statutory rate (21.0% in 2022 and 2021)	(3,078)	(1,727)	(7,046)	(3,659)
Differences in jurisdictional tax rates	(654)	(313)	(1,247)	(716)
Valuation allowance	3,142	2,388	7,327	4,687
Non-deductible expenses	427	268	1,058	207
Other	1	—	—	90
Total income tax (benefit) provision	(162)	616	92	609
Net loss	$(14,496)	$(8,838)	$(33,644)	$(18,031)

Income tax expense or benefit is recognized based on the actual loss incurred during the three and nine months ended September 30, 2022 and 2021, respectively.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$11,774	$12,259	$38,319	$35,345
International	9,765	12,304	36,892	37,643
Total revenue	$21,539	$24,563	$75,211	$72,988

As of September 30, 2022, long-lived assets in the amount of $13,358 were located in the United States and $1,626 were located in foreign locations. As of December 31, 2021, long-lived assets in the amount of $16,090 were located in the United States and $1,972 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.    Lease revenue – includes all system sales with typical lease terms of 36 months.

2.    System revenue – includes all systems sales with payment terms within 12 months.

3.    Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.    Service revenue – includes NeoGraft technician services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease revenue	$7,193	$12,634	$29,490	$33,958
System revenue	10,416	8,022	33,838	26,526
Product revenue	3,125	2,961	9,702	9,330
Service revenue	805	946	2,181	3,174
Total revenue	$21,539	$24,563	$75,211	$72,988

17. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties.

Distribution agreements

On January 1, 2018, the Company entered into a Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A senior officer of the Company is a 30.0% shareholder of TBC. For the three months ended September 30, 2022 and 2021, TBC purchased products in the amount of $192 and $66, respectively, under this distribution agreement. These sales are included in products and services revenue. For the nine months ended September 30, 2022 and 2021, TBC purchased products in the amount of $928 and $194, respectively, under this distribution agreement. These sales are included in products and services revenue.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd. ("Venus Singapore"). On January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Aexel Biomed will continue to distribute the Company’s products in Singapore. A senior officer of the Company is a 45.0% shareholder of Aexel Biomed. During the three months ended September 30, 2022 and 2021, Aexel Biomed purchased products in the amount of $57 and $51, respectively, under the distribution agreement. During the nine months ended September 30, 2022 and 2021, Aexel Biomed purchased products in the amount of $376 and $165, respectively, under the distribution agreement. These sales are included in products and services revenue.

18. SUBSEQUENT EVENTS

Separation of Domenic Serafino as Chief Executive Officer

On October 3, 2022, the Board announced the separation of Domenic Serafino as Chief Executive Officer (the “CEO”) and member of the Board, effective October 2, 2022. This separation was not the result of any specific disagreement about strategy with management or the Board, inappropriate action by CEO, violation of company policy or any accounting irregularity. In connection with Mr. Serafino’s departure, the Company and Mr. Serafino are discussing the terms of a separation agreement setting forth the terms of his separation from the Company. Refer to the 8-K filed with the SEC on October 3, 2022 for more information.

Appointment of Chief Executive Officer

On October 3, 2022, the Board announced the appointment of Rajiv De Silva as CEO, effective October 2, 2022. In connection with his appointment as CEO, Mr. De Silva entered into an employment agreement with the Company (the “Employment Agreement”) for a term to continue indefinitely until Mr. De Silva resigns or is terminated in accordance with the terms and conditions of the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. De Silva is entitled to an annual base salary of $525 (“Base Salary”). Mr. De Silva will be eligible to earn an annual incentive bonus equal to seventy-five percent (75%) of his Base Salary and an equity award. Upon execution of the Employment Agreement, Mr. De Silva will be granted employee stock options to purchase 3,300,000 shares in the Company at an exercise price equal to the closing market price on the date of grant. Such shares shall vest as follows: 25% shall vest on the first anniversary of the date of grant and the remaining 75% of such shares shall vest quarterly at a rate of 6.25% per quarter, pursuant and subject to Mr. De Silva’s execution and return of the Company’s Stock Option Agreement. Refer to the 8-K filed with the SEC on October 3, 2022 for more information.

Appointment of President and Chief Business Officer

On October 11, 2022, the Company announced the appointment of Dr. Hemanth Varghese as President and Chief Business Officer, effective October 17, 2022.  In connection with his appointment as President and Chief Business Officer of the Company, Dr. Varghese entered into an employment agreement with Venus Concept Canada Corp. (the "Varghese Employment Agreement") for a term to continue indefinitely until Dr. Varghese resigns or is terminated in accordance with the terms and conditions of the Varghese Employment Agreement. Pursuant to the terms of the Varghese Employment Agreement, Dr. Varghese is entitled to an annual base salary of $370 ("Annual Base Salary"). Dr. Varghese will be eligible to earn an annual incentive bonus equal to 60% of his Annual Base Salary and an equity award. Upon the effective date of the Varghese Employment Agreement, Dr. Varghese will be granted employee stock options to purchase 1,100,000 shares in the Company at an exercise price equal to the closing market price on the date of grant. Such shares shall vest as follows: 25% shall vest on the first anniversary of the date of grant and the remaining 75% of such shares shall vest quarterly over 3 years thereafter, pursuant and subject to Dr. Varghese’s execution and return of the Company’s Stock Option Agreement.

Sale of Stock to LPC

Between October 3, 2022, and November 8, 2022, the Company issued 2,000,000 shares of common stock to Lincoln Park at an average price of $0.29 per share. See Note 14 for further information regarding the 2022 LPC Purchase Agreement.

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

•    the volatility of our stock price;

•    our dependency on one major contract manufacturer in Israel exposes us to supply disruptions should that facility be subject to a strike, shutdown, fire flood or other natural disaster;

•    our reliance on the expertise and retention of management;

•    our ability to access the capital markets and/or obtain credit on favorable terms;

•    inflation, currency fluctuations and currency exchange rates;

•    global supply disruptions; and

•    global economic and political conditions and uncertainties, including but not limited to the Russia-Ukraine conflict.

The risks and impacts of the COVID-19 pandemic appear to have largely subsided; however, new variants may continue to impact key macro-economic indicators such as unemployment, GDP and supply chain logistics and may have a material impact on our business, financial position, results of operations and liquidity. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on these statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”), our Form 10-Q for the quarter ended March 31, 2022 and June 30, 2022, respectively,  filed with the SEC and other filings we have made with the SEC.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the three and nine months ended September 30, 2022 and 2021, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

We have had recurring net operating losses and negative cash flows from operations. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $214.2 million and $180.4 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $6.8 million and $30.9 million, respectively.

While the impact of Covid-19 on our business has largely subsided, we continue to closely monitor all Covid-19 developments, including its impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. In addition, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, foreign currency impacts and declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted.

Venus Viva®,Venus Viva® MD, Venus Legacy®, Venus Concept®, Venus Versa®, Venus Fiore®, Venus Freedom™, Venus Bliss™, Venus Bliss Max™, NeoGraft®, Venus Glow™®, ARTAS®, ARTAS iX®, and AIME™, are trademarks of the Company and its subsidiaries. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the ® symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale was based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. Concurrently with entering into the Equity Purchase Agreement, we also entered into the Registration Rights Agreement. During the nine months ended September 30, 2022, we sold to Lincoln Park 0.4 million shares of our common stock and raised net cash proceeds of $0.3 million under the Equity Purchase Agreement. See ‘‘—Liquidity and Capital Resources’’ below. The Equity Purchase Agreement expired on July 1, 2022 and was replaced by the 2022 LPC Purchase Agreement.

The 2022 LPC Purchase Agreement

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, which will enhance our balance sheet and financial condition to support our future growth initiatives. As part of the 2022 LPC Purchase Agreement, we issued and sold to Lincoln Park 0.7 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement with the total value of $0.3 million. Through September 30, 2022, the Company issued an additional 0.5 million shares of common stock to Lincoln Park at an average price of $0.50 per share, for a total value of $0.3 million. For additional information regarding the 2022 LPC Purchase Agreement, see Note 14 “Stockholders Equity” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Systems are sold through our subscription model, or through traditional sales contracts directly and through distributors. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under subscription agreements in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

We generate recurring monthly revenue under our subscription-based business model and from traditional system sales. Venus Ltd. commenced a subscription-based model in North America in 2011. Our subscription model is also available in targeted international markets in which we operate directly. Approximately 41% and 61% of our aesthetic revenues were derived from our subscription model in the three months ended September 30, 2022 and 2021, respectively. Approximately 47% and 56% of our aesthetic revenues were derived from our subscription model in the nine months ended September 30, 2022 and 2021, respectively. We currently do not offer the ARTAS iX system under the subscription model. For additional details related to our subscription model, see Item 1. Business – Subscription-Based Business Model as filed in our Form 10-K for the year ended December 31, 2021.

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

As of September 30, 2022, we operated directly in 18 international markets through our 15 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Argentina, Colombia, Spain, France, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the three months ended September 30, 2022, and 2021 were $21.5 million and $24.6 million, respectively. Our revenues for the nine months ended September 30, 2022, and 2021 were $75.2 million and $73.0 million, respectively. We had a net loss attributable to Venus Concept of $14.6 million and $9.8 million in the three months ended September 30, 2022, and 2021, respectively. We had a net loss attributable to Venus Concept of $33.8 million and $18.7 million in the nine months ended September 30, 2022, and 2021, respectively. We had an Adjusted EBITDA loss of $7.7 million and $3.5 million for the three months ended September 30, 2022, and 2021, respectively. We had an Adjusted EBITDA loss of $19.0 million and $8.1 million for the nine months ended September 30, 2022, and 2021, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of net loss to adjusted EBITDA	(in thousands)		(in thousands)
Net loss	$(14,496)	$(8,838)	$(33,644)	$(18,031)
Foreign exchange loss	2,014	1,645	4,389	2,489
Finance expenses	1,219	1,000	3,176	4,046
Income tax (benefit) expense	(162)	616	92	609
Depreciation and amortization	1,081	1,305	3,293	3,756
Stock-based compensation expense	551	536	1,552	1,602
Gain on forgiveness of government assistance loans	—	—	—	(2,775)
Inventory provision (1)	1,388	—	1,388	—
Other adjustments (2)	726	188	726	188
Adjusted EBITDA	$(7,679)	$(3,548)	$(19,028)	$(8,116)

(1) For the three and nine months ended September 30, 2022, the inventory provision represents a strategic review of our product offerings which culminated in a decision to discontinue production and sale of certain models and component parts, resulting in an inventory adjustment of $1.4 million.

(2) For the three and nine months ended September 30, 2022, the other adjustments are represented by severance payments associated with a workforce reduction in Venus Spain and Venus Canada of $0.7 million. For the three and nine months ended September 30, 2021, the other adjustments are represented by a loss on the sale of a subsidiary in South Africa ($0.2 and $0.2 million, respectively).

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	95	122	325	307
International	255	261	908	838
Total systems delivered	350	383	1,233	1,145

Mix between traditional sales, subscription model sales and distributor sales. We deliver systems through (1) traditional direct system sales contracts to customers, (2) our subscription model, and (3) system sales through distribution agreements. Unit deliveries under direct system sales contracts and subscription agreements have higher per unit revenues and gross margins, while revenues and gross margins on systems sold through distributors are lower. However, distributor sales do not require significant sales and marketing support as these expenses are borne by the distributors. In addition, while traditional system sales and subscription agreements have similar gross margins, cash collections on subscription agreements generally occur over a three-year period, with approximately 40% to 45% collected in the first year and the balance collected evenly over the remaining two years of the subscription agreement. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under subscription agreements in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

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

In the three and nine months ended September 30, 2022, and 2021, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining payments required under their subscription agreements. During the three and nine months ended September 30, 2022, our collections results were negatively impacted by macroeconomic headwinds, including increased interest rates and inflationary factors impacting the operating costs and liquidity positions of our customers. In addition, we increased the allowance for doubtful accounts as a percentage of gross outstanding accounts receivable from the period ended September 30, 2021 to the period ended September 30, 2022. We incurred a bad debt expense of $2.4 million and $5.9 million during the three and nine months ended September 30, 2022, respectively. We recovered a bad debt expense of $nil and $2.1 million during the three and nine months ended September 30, 2022 respectively. As of September 30, 2022, our allowance for doubtful accounts stands at $13.1 million which represents 17.0% of the gross outstanding accounts receivable as of this date. As of September 30, 2021, our allowance for doubtful accounts stands at $11.5 million which represents 13.9% of the gross outstanding accounts receivable as of this date.

Outlook

While the impact of Covid-19 on our business has largely subsided, we continue to closely monitor all Covid-19 developments  including its impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. In addition, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted. The momentum and strength in our overall performance demonstrated in the first half of this fiscal year slowed in the three months ended September 30, 2022. The bulk of the third quarter revenue decline was due to a strategy shift to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity. However, we remain focused on adapting to the challenges presented by the current macro economic environment.

Supply chain. In the second half of 2021 we were impacted by the global supply disruptions related to COVID-19, which resulted in our inability to fulfil demand for certain of our products. The value of such purchase order backlog in the third and the fourth quarters of 2021 was $2.4 million and $1.0 million, respectively, which was substantially fulfilled during the fourth quarter of 2021 and the first quarter of 2022. We did not experience significant supply issues during the three and nine months ended September 30, 2022 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and build inventory of key component parts. We anticipate some supply challenges throughout the remainder of 2022, including long production lead times and shortages of certain materials or components that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which we expect to continue through the balance of 2022. We expect to mitigate such pressures, where possible, through price increases and margin management.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. While the continued economic recovery in individual countries during the first nine months of 2022 progressed well in most countries in which we operate, we continue to evaluate our direct operations, particularly those outside of North America. The COVID-19 outbreak continues to be fluid, and the extent to which the pandemic will continue to impact our business remains largely uncertain and could continue to be significant for the foreseeable future.

Accounts receivable collections. We remain fully focused on reactivating collections with those at-risk accounts that have struggled through the pandemic but show signs of viability. As of September 30, 2022, our allowance for doubtful accounts stands at $13.1 million, which represents 17.0% of the gross outstanding accounts receivable as of that date. This represents an increase of $1.1 million from our December 31, 2021 allowance for doubtful accounts balance of $12.0 million.

With the successful rollout of COVID-19 vaccines, combined with a relaxation of government restrictions in certain markets we operate in, our collection experience in 2022 improved relative to earlier stages of the pandemic, with collections in our largest subscription markets averaging 85% of our billings in January 2022, 93% in February 2022, 106% in March 2022, 98% in April 2022, 92% in May 2022,96% in June 2022, 89% in July 2022, 90% in August 2022, and 93% in September 2022. We incurred a bad debt expense of $5.9 million in the first nine months of 2022. We will continue our proactive approach to collections of our accounts receivable and will revisit our allowance for doubtful accounts during the next quarter.

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

System Revenue

For the three and nine months ended September 30, 2022, approximately 41% and 47%, respectively, of our system revenues were derived from our subscription model. For the three and nine months ended September 30, 2021, approximately 61% and 56%, respectively, of our system revenues were derived from our subscription model. The relative decrease in subscription revenues in the third quarter of 2022 is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity.

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

For the three and nine months ended September 30, 2022, approximately 48% and 43%, respectively, of our system revenues were derived from traditional sales. For the three and nine months ended September 30, 2021, approximately 27% and 34%, respectively, of our system revenues were derived from traditional sales. The increased focus on traditional sales is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity.

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

For the three and nine months ended September 30, 2022, approximately 11% of our system revenues were derived from distributor sales. For the three and nine months ended September 30, 2021, approximately 12% and 10%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

Procedure Based Revenue

We generate revenue from the harvesting, site making, and implantation procedures performed with our ARTAS system. The harvesting procedure, as the name suggests, is the act of harvesting hair follicles from the patient’s scalp for implantation in the prescribed areas. To perform these procedures, a disposable clinical kit is required. These kits can be large (with an unlimited number of harvests) or small (with a maximum of 1,100 harvests). The customer must place an online order with us for the number and type of kits desired and make a payment. Upon receipt of the order and the related payment, we ship the kit(s) and the customer must scan the barcode on the kit label in order to perform the procedure. Once the kits are exhausted, the customer must purchase additional kits. The site making procedure uses the ARTAS system to create a recipient site (i.e., site making) in the patient’s scalp affected by androgenic alopecia (or male pattern baldness). The site making procedure also requires a disposable site making kit. The site making kits are sold to customers in the same manner as the kits for harvesting procedures. The implantation procedure utilizes the same disposal kit that is used for site making and involves immediately implanting follicles into the created recipient site. The implantation kits are sold to customers in the same manner as the harvesting and site making kits.

Other Product Revenue

We also generate revenue from our customer base by selling Glide (a cooling/conductive gel which is required for use with many of our systems), marketing supplies and kits, various consumables and disposables, replacement applicators and handpieces, and ARTAS system training.

Service Revenue

We generate ancillary revenue from our existing customers by selling additional services including extended warranty service contracts and, formerly through VeroGrafters technician services for hair restoration using our NeoGraft and ARTAS systems. In the fourth quarter of 2021 we discontinued our VeroGrafters technician services in order to focus on higher margin products and services.

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

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 6.1% for the MSLP Loan and 8.0% for the Notes as of September 30, 2022 and 3.10% for the MSLP Loan and 8.0% for the Notes as of December 31, 2021 .

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

Income tax expense is recognized based on the actual taxable loss incurred during the three and nine months ended September 30, 2022.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Statements of Loss:	(dollars in thousands)		(dollars in thousands)
Revenues:
Leases	$7,193	$12,634	$29,490	$33,958
Products and services	14,346	11,929	45,721	39,030
Total revenue	21,539	24,563	75,211	72,988
Cost of goods sold	8,166	7,257	25,029	21,731
Gross profit	13,373	17,306	50,182	51,257
Operating expenses:
Sales and marketing	8,094	8,775	27,484	26,743
General and administrative	14,128	11,990	41,471	31,983
Research and development	2,576	1,930	7,214	6,005
Gain on forgiveness of government assistance loans	—	—	—	(2,775)
Total operating expenses	24,798	22,695	76,169	61,956
Loss from operations	(11,425)	(5,389)	(25,987)	(10,699)
Other expenses:
Foreign exchange loss	2,014	1,645	4,389	2,489
Finance expenses	1,219	1,000	3,176	4,046
Loss on disposal of subsidiaries	—	188	—	188
Loss before income taxes	(14,658)	(8,222)	(33,552)	(17,422)
Income tax (benefit) expense	(162)	616	92	609
Net loss	$(14,496)	$(8,838)	$(33,644)	$(18,031)
Net loss attributable to the Company	(14,605)	(9,798)	(33,783)	(18,680)
Net income attributable to non-controlling interest	109	960	139	649
As a % of revenue:
Revenues	100%	100%	100%	100%
Cost of goods sold	37.9	29.5	33.3	29.8
Gross profit	62.1	70.5	66.7	70.2
Operating expenses:
Sales and marketing	37.6	35.7	36.5	36.6
General and administrative	65.6	48.8	55.1	43.8
Research and development	12.0	7.9	9.6	8.2
Gain on forgiveness of government assistance loans	—	—	—	(3.8)
Total operating expenses	115.1	92.4	101.3	84.9
Loss from operations	(53.0)	(21.9)	(34.6)	(14.7)
Foreign exchange loss	9.4	6.7	5.8	3.4
Finance expenses	5.7	4.1	4.2	5.5
Loss before income taxes	(68.1)	(33.5)	(44.6)	(23.9)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues by region:
United States	$11,774	$12,259	$38,319	$35,345
International	9,765	12,304	36,892	37,643
Total revenue	$21,539	$24,563	$75,211	$72,988

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues by product:
Subscription—Systems	$7,193	$12,634	$29,490	$33,958
Products—Systems	10,416	8,022	33,838	26,526
Products—Other (1)	3,125	2,961	9,702	9,330
Services (2)	805	946	2,181	3,174
Total revenue	$21,539	$24,563	$75,211	$72,988

(1)	Products-Other include ARTAS procedure kits and other consumables.
(2)	Services include extended warranty sales and VeroGrafters technician services. VeroGrafters technician services were discontinued in the fourth quarter of 2021.

Comparison of the three months ended September 30, 2022 and 2021

Revenues

	Three Months Ended September 30,
	2022		2021		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$7,193	33.4	$12,634	51.4	$(5,441)	(43.1)
Products—Systems	10,416	48.4	8,022	32.6	2,394	29.8
Products—Other	3,125	14.5	2,961	12.1	164	5.5
Services	805	3.7	946	3.9	(141)	(14.9)
Total	$21,539	100.0	$24,563	100.0	$(3,024)	(12.3)

Total revenue decreased by $3.0 million, or 12.3%, to 21.5 million for the three months ended September 30, 2022 from $24.6 million for the three months ended September 30, 2021. The decrease in revenue is primarily attributed to an initiative to reduce our reliance on system sales sold under subscription agreements. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates. Our international business was also impacted by negative foreign exchange headwinds of $0.8 million due to a strengthening U.S. dollar, as well as general macroeconomic headwinds that impacted customer access to capital. Despite the reduction in systems sales sold under subscriptions agreements, our cash generation in the third quarter of 2022 improved due to higher system sales sold on a cash basis.

We sold an aggregate of 350 systems in the three months ended September 30, 2022 compared to 383 systems in the three months ended September 30, 2021. The percentage of systems revenue derived from our subscription model was approximately 41% and 61% during the three months ended September 30, 2022 and 2021, respectively. The relative decrease in subscription revenues is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity.

Other product revenue increased by $0.2 million, or 5.5%, to $3.1 million in the three months ended September 30, 2022 compared to $2.9 million in the three months ended September 30, 2021. The increase was driven by stronger performance on ARTAS kits and other consumables.

Services revenue decreased by $0.1 million, or 14.9%, to $0.8 million in the three months ended September 30, 2022, compared to $0.9 million in the three months ended September 30, 2021. The decrease was driven by the discontinuation of our VeroGrafters technician services in the fourth quarter of 2021.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $0.9 million, or 13.0%, to $8.2 million in the three months ended September 30, 2022, compared to $7.3 million in the three months ended September 30, 2021. Gross profit decreased by $3.9 million, or 22.6%, to $13.4 million in the three months ended September 30, 2022, compared to $17.3 million in the three months ended September 30, 2021. The decrease in gross profit is primarily due to a decrease in revenue in the United States and International markets driven by the strategic decision to deemphasize subscription sales and the macroeconomic headwinds discussed above. Gross margin was 62.1% of revenue in the three months ended September 30, 2022, compared to 70.5% of revenue in the three months ended September 30, 2021. The decrease was due to a $1.4 million write-down of end-of-life devices and parts inventory, and a $0.8 million foreign exchange headwind as a result of most currencies depreciating relative to the U.S. dollar. Adjusting for these factors, our gross margins are slightly above the prior year period.

Operating expenses

	Three Months Ended September 30,
	2022		2021		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Sales and marketing	$8,094	37.6	$8,775	35.7	$(681)	(7.8)
General and administrative	14,128	65.6	11,990	48.8	2,138	17.8
Research and development	2,576	12.0	1,930	7.9	646	33.5
Total operating expenses	$24,798	115.1	$22,695	92.4	$2,103	9.3

Sales and Marketing. Sales and marketing expenses decreased by $0.7 million or 7.8% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease is largely due to lower revenues and reduced marketing expenditures as we consolidate some of these activities. As a percentage of total revenues, our sales and marketing expenses increased by 1.9%, from 35.7% in the three months ended September 30, 2021 to 37.6% in the three months ended September 30, 2022. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses increased by $2.1 million or 17.8% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to increased bad debt expense, and inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 16.8%, from 48.8% in the three months ended September 30, 2021, to 65.6% in the three months ended September 30, 2022, primarily due to the increases in costs previously discussed.

Research and Development. Research and development expenses increased by $0.7 million or 33.5% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase is due to a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses increased by 4.1%, from 7.9% in the three months ended September 30, 2021, to 12.0% in the three months ended September 30, 2022.

Gain on forgiveness of government assistance loans. In 2021, we applied for and received partial forgiveness of the PPP Loans with the SBA in the aggregate amount of $2.8 million of original PPP Loans as of September 30, 2021.

Foreign exchange loss. We had $2.0 million of foreign exchange loss in the three months ended September 30, 2022 and foreign exchange loss of $1.6 million in the three months ended September 30, 2021. It increased by $0.4 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. In the three months ended September 30, 2022, most currencies depreciated relative to the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses increased by $0.2 million or 20.0%, from $1.0 million in the three months ended September 30, 2021, compared to $1.2 million in the three months ended September 30, 2022, mostly due to an increase in LIBOR rates on the variable portion of our MSLP loan. See “—Liquidity and Capital Resources” below.

Loss on disposal of subsidiaries. During the three months ended September 30, 2021 we sold our 80% share in our subsidiary, Venus Concept Africa (Pty) Ltd., to a non-controlling shareholder for a nominal cash consideration. The disposal resulted in a loss of approximately $0.2 million.

Income Tax Benefit. We had an income tax benefit of $0.2 million in the three months ended September 30, 2022 compared to $0.6 million of income tax expense in the three months ended September 30, 2021. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2022, we had changes in timing of deductible expenses and taxable income in specific jurisdictions, which resulted in $0.7 million of income tax benefit.

Comparison of the nine months ended September 30, 2022 and 2021

Revenues

	Nine Months Ended September 30,
	2022		2021		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$29,490	39.2	$33,958	46.5	$(4,468)	(13.2)
Products—Systems	33,838	45.0	26,526	36.4	7,312	27.6
Products—Other	9,702	12.9	9,330	12.8	372	4.0
Services	2,181	2.9	3,174	4.3	(993)	(31.3)
Total	$75,211	100.0	$72,988	100.0	$2,223	3.0

Total revenue increased by $2.2 million, or 3.0%, to $75.2 million for the nine months ended September 30, 2022 from $73.0 million for the nine months ended September 30, 2021. The increase in revenue is attributable to a strong performance in the United States where our reinvestment efforts are beginning to yield positive results. Our international markets were lower due to significant foreign exchange headwinds of $1.8 million, partially offset by a strong performance in distributor sales. In the nine months ended September 30, 2022 our hair restoration business led by ARTAS continued to perform well globally, and in the United States we successfully executed a launch of Bliss Max and we expect this to be a key growth driver during the balance of 2022 given its unique coverage of three modalities (fat reduction, skin tightening and muscle stimulation).

We sold an aggregate of 1,233 systems in the nine months ended September 30, 2022 compared to 1,145 systems in the nine months ended September 30, 2021. The percentage of systems revenue derived from our subscription model was approximately 46.6% and 56% during the nine months ended September 30, 2022 and 2021, respectively. The relative decrease in system revenues sold under subscription is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity.

Other product revenue increased by 0.4 million, or 4.0%, to $9.7 million in the nine months ended September 30, 2022 compared to $9.3 million in the nine months ended September 30, 2021. The increase was driven by stronger performance on ARTAS kits, Venus Viva tips and other consumables.

Services revenue decreased by $1.0 million, or 31.3%, to $2.2 million in the nine months ended September 30, 2022, compared to $3.2 million in the nine months ended September 30, 2021. The decrease was driven by the discontinuation of our VeroGrafters technician services in the fourth quarter of 2021.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $3.3 million, or 15.0%, to 25.0 million in the nine months ended September 30, 2022, compared to $21.7 million in the nine months ended September 30, 2021. Gross profit decreased by $1.1 million, or 2.1%, to $50.2 million in the nine months ended September 30, 2022, compared to $51.3 million in the nine months ended September 30, 2021. The decrease in gross profit is primarily attributable to a $1.4 million write-down of end-of-life devices and parts inventory, and foreign exchange headwinds of $1.8 million. Gross margin was 66.7% of revenue in the nine months ended September 30, 2022, compared to 70.2% of revenue in the nine months ended September 30, 2021. The decrease was due to inventory write-downs and foreign exchange impacts noted above. Adjusting for these factors, gross profit is above the prior year period and gross margins are in line with the prior year period.

Operating expenses

	Nine Months Ended September 30,
	2022		2021		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Sales and marketing	$27,484	36.5	$26,743	36.6	$741	2.8
General and administrative	41,471	55.1	31,983	43.8	9,488	29.7
Research and development	7,214	9.6	6,005	8.2	1,209	20.1
Gain on forgiveness of government assistance loans	—	—	(2,775)	(3.8)	2,775	(100.0)
Total operating expenses	$76,169	101.3	$61,956	84.9	$14,213	22.9

Sales and Marketing. Sales and marketing expenses increased by $0.7 million or 2.8% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase is largely due to our increased focus in the United States, reinvestment in key markets that benefited from the global economic recovery and inflationary pressures associated with salaries and other sales and marketing cost elements. As a percentage of total revenues, our sales and marketing expenses decreased by 0.1%, from 36.6% in the nine months ended September 30, 2021 to 36.5% in the nine months ended September 30, 2022. As the business environment improves, we expect sales and marketing expenses to continue to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative. General and administrative expenses increased by $9.5 million or 29.7% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to bad debt expense of $5.9 million, whereas in the nine months ended September 30, 2021, we recorded a significant bad debt recovery of $3.2 million due to a reactivation of accounts impacted by COVID-19. General and administrative expenses were also impacted significant inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 11.3%, from 43.8% in the nine months ended September 30, 2021, to 55.1% in the nine months ended September 30, 2022, primarily due to the increases in costs noted above.

Research and Development. Research and development expenses increased by $1.2 million or 20.1% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is due to a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses increased 1.4%, from 8.2% in the nine months ended September 30, 2021, to 9.6% in the nine months ended September 30, 2022.

Gain on forgiveness of government assistance loans. In 2021, we applied for and received partial forgiveness of the PPP Loans with the SBA in the aggregate amount of $2.8 million of original PPP Loans as of September 30, 2021.

Foreign exchange loss. We had $4.4 million of foreign exchange loss in the nine months ended September 30, 2022 and foreign exchange loss of $2.5 million in the nine months ended September 30, 2021. It increased by $1.9 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. In the nine months ended September 30, 2022, most currencies depreciated relative to the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses. Finance expenses decreased by $0.8 million or 20.9%, from $4.0 million in the nine months ended September 30, 2021, compared to $3.2 million in the nine months ended September 30, 2022, mostly due to decreased amortization of deferred finance costs, paritally offset by higher LIBOR rates on our MSLP loan. See “—Liquidity and Capital Resources” below.

Loss on disposal of subsidiaries. During the nine months ended September 30, 2021 we sold our 80% share in our subsidiary, Venus Concept Africa (Pty) Ltd., to a non-controlling shareholder for a nominal cash consideration. The disposal resulted in a loss of approximately $0.2 million.

Income Tax Expense. We had an income tax expense was $0.1 million in the nine months ended September 30, 2022 compared to $0.6 million of income tax expense in the nine months ended September 30, 2021. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In the first nine months of 2022, we had changes in timing of deductible expenses and taxable income in specific jurisdictions, which resulted in $1.2 million of income tax benefit.

Liquidity and Capital Resources

We had $6.8 million and $30.9 million of cash and cash equivalents as of September 30, 2022, and December 31, 2021, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $77.6 million as of September 30, 2022, including the MSLP Loan of $50.9 million and convertible notes of $26.7 million including closing fees of $1.6 million, compared to total debt obligations of approximately $77.8 million as of December 31, 2021.

Our working capital requirements reflect the growth of our business over the last few years. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 52:48 in the nine months ended September 30, 2022, compared to 56:44 in the nine months ended September 30, 2021. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

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

CNB Loan Agreement

We have a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries to be used to finance working capital requirements. As of December 31, 2020, a portion of the proceeds from the MSLP Loan described above was used to repay $3.2 million of outstanding borrowings under the CNB Loan Agreement. There was $nil outstanding balance as of September 30, 2022 and December 31, 2021.

On August 26, 2021 we entered into the Fourth Amended and Restated CNB Loan Agreement with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced from $10.0 million to $5.0 million at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3.0 million to $1.5 million, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. As of September 30, 2022, and December 31, 2021, we were in compliance with all required covenants. For additional information on the CNB Loan Agreement and the related agreements, see Note 11 “Credit Facility” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

In the nine months ended September 30, 2022, we issued and sold 0.4 million of our common stock shares to Lincoln Park under the Equity Purchase Agreement. The net cash proceeds from shares issuance as of September 30, 2022 were $0.3 million. The Equity Purchase Agreement expired on July 1, 2022, and was subsequently replaced by the 2022 LPC Purchase Agreement.

The 2022 LPC Purchase Agreement

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.7 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Through September 30, we issued an additional 0.5 million shares of common stock to Lincoln Park at an average price of $0.50 per share, for a total value of $0.3 million. For additional information regarding the 2022 LPC Purchase Agreement, see Note 14 “Stockholders Equity” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Government Assistance Programs

In April 2020, Venus Concept Inc. and Venus USA, received funding in the total amount of $4.1 million, in connection with two “Small Business Loans” under the PPP.

We borrowed $1.7 million pursuant to the Venus Concept PPP Loan. Venus USA also borrowed $2.4 million pursuant to the Venus USA PPP Loan. The terms of the Venus USA PPP Loan are substantially similar to the terms of the Venus Concept PPP Loan. In 2021, we applied through CNB, for partial forgiveness of both PPP Loans with the SBA and received partial forgiveness of the Venus USA PPP Loan in the amount of $1.7 million and the Venus Concept PPP Loan in the amount of $1.1 million. The remaining portion of the PPP Loans of the Company was fully repaid in the nine months ended September 30, 2022.

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

Capital Resources

As of September 30, 2022, we had capital resources consisting of cash and cash equivalents of approximately $6.8 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

We believe that the net proceeds from the 2021 Private Placement, net proceeds from the December 2020 Public Offering, the proceeds from issuance of our common stock to Lincoln Park, the proceeds from the government assistance programs, the proceeds from the MSLP Loan, our continued availability under the 2022 LPC Purchase Agreement, our strategic cash flow enhancement initiatives, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We cannot assure you that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

We have based our projections on the amount of time through which our financial resources will be adequate to support our operations on assumptions that may prove to be incorrect, and we may use all our available capital resources sooner than we expect. Our future funding requirements, including long-term funding requirements, will depend on many factors, including, but not limited to:

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

●	any product liability or other lawsuits and the costs associated with defending them or the results of such lawsuits;
●	the costs associated with conducting business and maintaining subsidiaries and other entities in foreign jurisdictions;
●	customers in jurisdictions where our systems are not approved delaying their purchase, and not purchasing our systems, until they are approved or cleared for use in their market;
●	the costs to attract and retain personnel with the skills required for effective operations;
●	the costs associated with being a public company; and
●	uncertainties related to the COVID-19 pandemic and related variants.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(23,573)	$(19,370)
Cash used in investing activities	(297)	(234)
Cash (used in) provided by financing activities	(229)	1,088
Net decrease in cash and cash equivalents	$(24,099)	$(18,516)

Cash Flows from Operating Activities

For the nine months ended September 30, 2022, cash used in operating activities consisted of a net loss of $33.6 million and an investment in net operating assets of $2.2 million, partially offset by non-cash operating expenses of $12.3 million. The investment in net operating assets was attributable to an increase in accounts receivable of $4.5 million, an increase in prepaid expenses of 0.8 million, an increase in other current assets of $0.4 million, an increase in other long-term assets of $0.3 million, a decrease in trade payables of $1.2 million, and a decrease of severance pay funds of $0.1 million. This was partially offset by a a decrease in inventories of $5.5 million, a decrease in advances to suppliers of $1.4 million, a decrease in accrued expenses and other current liabilities of $2.2 million, a decrease in unearned interest income of $0.1 million, and a decrease in other long-term liabilities of $0.3 million. The non-cash operating expenses consisted of provision for bad debts of $5.9 million, depreciation and amortization of $3.3 million, finance expenses and accretion of $0.3 million, stock-based compensation expense of $1.6 million, provision for inventory obsolescence of $1.8 million, partially offset by a deferred tax recovery of $0.6 million.

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

Cash Flows from Investing Activities

In the nine months ended September 30, 2022, cash used in investing activities consisted of $0.3 million for the purchase of property and equipment.

In the nine months ended September 30, 2021, cash used in investing activities consisted of $0.2 million for the purchase of property and equipment and the proceeds from the sale of a subsidiary, net of $40 thousand of cash relinquished.

Cash Flows from Financing Activities

In the nine months ended September 30, 2022, cash used in financing activities primarily consisted of $0.6 million repayment of government assistance loans and $0.1 million of dividends from subsidiaries paid to non-controlling interest, partially offset by net proceeds from the issuance of shares of common stock to Lincoln Park of $0.4 million and proceeds from exercise of options of $23 thousand.

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

As of September 30, 2022, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $16.5 million. In addition, as of September 30, 2022, we had $5.1 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of September 30, 2022, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations, including interest	$5,358	$22,947	$64,840	$—	$93,145
Operating leases	2,098	2,828	1,888	583	7,397
Purchase commitments	17,785	—	—	—	17,785
Total contractual obligations	$25,241	$25,775	$66,728	$583	$118,327

On March 25, 2021, we entered into an endorsement agreement for the services of Venus Williams, four-time Olympic Gold Medalist, seven-time Grand Slam Champion and entrepreneur, pursuant to which Ms. Williams will act as a brand ambassador for Venus Bliss. The endorsement agreement expired on November 1, 2022.

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

Long-term receivables

Long-term receivables relate to revenue from our subscription agreements or other contracts which stipulate payment terms exceeding one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease of 9.7% for the nine months ended September 30, 2022 and a range of between 8% to 9% for the nine months ended September 30, 2021, respectively. Unearned interest revenue represents the interest-only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2022, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below and the risk factors described under Part I, Item 1A. “Risk Factors” in our latest Form 10-K for the year ended December 31, 2021 and our Form 10-Q for the quarter ended March 31, 2022 and June 30, 2022, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included herein, and the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2021 and our Form 10-Q for the quarter ended March 31, 2022 and June 30, 2022 filed with the SEC.

Our subscription-based model exposes us to the credit risk of our customers over the life of the subscription agreement. In the event that our customers fail to make the monthly payments under their subscription agreements, our financial results may be adversely affected.

For the nine months ended September 30, 2022 and 2021, approximately 47% and 56% of our system revenues were derived from our subscription-based model. Although the ARTAS System is not available under our subscription-based model, we expect our subscription-based business model to continue to represent a significant portion of our revenue for the foreseeable future. We collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. As part of our sales and marketing effort, we do not generally require our customers to undergo a formal credit check as is typically required with third-party equipment lease financing. Instead, to ensure that each monthly installment is made on time and that the customer’s systems are serviced in accordance with the terms of the warranty, every system requires a monthly activation code, which we provide to the customer upon receiving each monthly installment. If a customer does not make timely payment of a monthly installment, the customer will not receive an activation code and will be unable to use the system. Because this process does not protect us from the economic impact of a customer’s failure to make its monthly payments, we normally maintain a purchase money security interest over the devices sold under a subscription agreement and therefore enjoy priority as a secured creditor, entitling us to certain rights in the event of a customer default or bankruptcy. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. As a result of the global economic turmoil that has resulted from COVID-19, many of our customers experienced difficulty in making timely payments, or payments at all, during the pandemic which had resulted in higher than anticipated bad debt expense over the course of the 2020 and 2021 fiscal years. Despite the improvement we have seen in our collection experience over the last year and for the nine months ended September 30, 2022, we cannot assure you that our customers will continue payments under their agreements or that we will not experience customer defaults even after local economies reopen for business. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the three and nine months ended September 30, 2022.

Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

10.1	Employment Agreement, dated October 2, 2022, between Rajiv De Silva and Venus Concept Inc.	8-K	10-3-22	10.1

10.2	Employment Agreement, dated October 6, 2022, between Hemanth Varghese and Venus Concept Canada Corp.	8-K	10-11-22	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

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

Venus Concept Inc.

Date: November 10, 2022	By:	/s/ Rajiv De Silva
Rajiv De Silva
Chief Executive Officer

Date: November 10, 2022	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer