Form 10-K
period 2022-12-31
Venus Concept Inc.
filed 2023-03-27
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
(877) 848-8430

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	VERO	The Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐*

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐*

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

*Checkboxes are blank pending adoption of the underlying rules.

As of June 30, 2022, (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of Registrant’s common stock, par value $0.0001, held by non-affiliates of the Registrant was $18,128,723 based upon the closing price of $0.464 per share as reported for such date by the Nasdaq Global Market. Shares of the Registrant's common stock held by executive officers and directors of the Registrant and by certain stockholders who owned 10% or more of the outstanding common stock have been excluded if such persons were deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2023 was 79,991,130.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K (the "Annual Report") is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (our "Proxy Statement") which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year ended December 31, 2022.

i

SAFE HARBOR STATEMENT AND RISK FACTOR SUMMARY

Safe Harbor Statement

This Annual Report on Form 10-K for the year ended December 31, 2022 contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate.

The factors which we currently believe could have a material adverse effect on our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties that are detailed in the “Risk Factor Summary” below and under Item 1A. of Part I of this Annual Report. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on these statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC, after the date of this Annual Report.

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

Market, Industry and Other Data

This Annual Report contains estimates, projections and other information concerning our industry, our business, and the markets for our products and services. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

Risk Factor Summary

Our business is subject to a number of risks, a summary of which is set forth below. These risks are discussed more fully in Part I, Item 1A. Risk Factors.

•	We are exposed to the credit risk of certain of our customers and distributors.

•	Unfavorable macroeconomic conditions may adversely impact our business.

•	Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern.

•	Global supply chain disruption and inflation may have a material adverse effect on the Company's business, financial condition and results of operations.

•	Our loan and security agreements contain restrictions that may limit our flexibility to effectively operate our business.

•

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and other operations or efforts.

•	It is difficult to forecast our future performance and our financial results may fluctuate unpredictably.

•	If there is not sufficient patient demand for our procedures, our financial results and future prospects will be negatively impacted.

•	If we are not able to effectively compete with our competitors, our business may not continue to grow.

•	We depend on third-party distributors to market and sell our systems in certain markets.

•

Although we actively train our customers on the use of our systems and post-treatment care, misuse by the operator of our systems may result in adverse medical events, which may subject us to claims or otherwise harm our reputation and our business.

•	The clinical trial process required to obtain regulatory clearances or approvals is lengthy and expensive with uncertain outcomes and could result in delays in new product introductions.

•	We may not be able to adequately protect our intellectual property rights throughout the world.

•

Our devices and our operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.

•

We conduct a significant portion of our operations in Israel and therefore our business, financial condition. and results of operations may be adversely affected by political, economic and military conditions in Israel.

•

Our common stock failed to meet the requirements for continued listing on the Nasdaq Global Market and the listing was transferred to the Nasdaq Capital Market, which could decrease the liquidity of our common stock and our ability to raise additional capital.

•	The market price of our common stock may be volatile, and you may not be able to resell our common stock at or above the price you paid.

•

We do not intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

•	If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

•	We are a smaller reporting company and we have taken advantage of certain exemptions from disclosure requirements available to smaller reporting companies.

PART I

Item 1.	Business.

Overview

Venus Concept Inc. (referred to herein, together with its subsidiaries unless the context otherwise denotes, as the “Company,” “Venus Concept,” “us,” "our" or “we”) is an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the years ended December 31, 2022 and 2021, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

We have had recurring net operating losses and negative cash flows from operations. As of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $224.1 million and $180.4 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of December 31, 2022 and December 31, 2021, we had cash and cash equivalents of $11.6 million and $30.9 million, respectively.

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

Venus Viva®, Venus Viva® MD, Venus Legacy®, Venus Concept®, Venus Versa®, Venus Fiore®, Venus Freedom™, Venus Bliss™, Venus Bliss Max™, NeoGraft®, Venus Glow™®, ARTAS®, ARTAS iX®, and AI.ME™, are trademarks of the Company and its subsidiaries. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the ® symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

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

Service revenue includes revenue derived from our extended warranty service contracts provided to our existing customers.

Systems are sold through traditional sales contracts, our subscription model, and through distributors. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under subscription agreements in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

We generate revenue under our subscription-based business model and from traditional system sales. Venus Concept Ltd., a wholly owned subsidiary of ours ("Venus Ltd.") commenced a subscription-based model in North America in 2011. Our subscription model is also available in targeted international markets in which we operate directly. Approximately 42% and 51% of our total system revenues were derived from our subscription model in the year ended December 31, 2022 and 2021, respectively. We currently do not offer the ARTAS iX system under the subscription model. For additional details related to our subscription model, see Item 1. Business – Subscription-Based Business Model.

Our subscription model includes an up-front fee and a monthly payment schedule, typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. To ensure that each monthly payment is made on time and that the customer’s system is serviced in accordance with the terms of the warranty, every product purchased under a subscription agreement requires a monthly activation code, which we provide to the customer upon receipt of the required monthly payment. These recurring monthly payments provide our customers with enhanced financial transparency and predictability. If economic circumstances are appropriate, we provide customers in good standing with the opportunity to “upgrade” into our newest available or alternative Venus Concept technology throughout the subscription period. This structure can provide greater flexibility than traditional equipment leases secured through financing companies. We work closely with our customers to provide business recommendations that improve the quality of service outcomes, build patient traffic and improve financial returns for the customer’s business.

We have developed and received regulatory clearance for twelve novel aesthetic technology platforms, including our ARTAS and NeoGraft systems. We believe our ARTAS and NeoGraft systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market. Our medical aesthetic technology platforms have received regulatory clearance for a variety of indications, including treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains in jurisdictions around the world.

In the United States, we have obtained 510(k) clearance from the United States Food and Drug Administration ("FDA") for our Venus Viva, Venus Viva MD, Venus Legacy, Venus Versa, Venus Velocity, Venus Bliss, Venus Bliss Max, Venus Epileve, Venus Fiore, AI.ME, ARTAS and ARTAS iX systems. Outside the United States, we market our technologies in over 60 countries across Europe, the Middle East, Africa, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

As of December 31, 2022, we operated directly in 15 international markets through our 12 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the year ended December 31, 2022, and 2021 were $99.5 million and $105.6 million, respectively. We had a net loss attributable to Venus Concept of $43.7 million and $23.0 million for the year ended December 31, 2022, and 2021, respectively. We had an Adjusted EBITDA loss of $25.4 million and $10.6 million for the year ended December 31, 2022, and 2021, respectively.

Market Overview

Aesthetic Procedures

The market for aesthetic procedures is large, growing, global in scale, and comprised of both surgical and non-surgical procedures. The International Society of Aesthetic Plastic Surgery reported approximately 30.4 million cosmetic procedures worldwide in 2021. Total cosmetic procedures worldwide in 2021 was comprised of approximately 12.8 million surgical cosmetic procedures and approximately 17.6 million non-surgical cosmetic procedures. Total non-surgical procedures worldwide in 2021 included approximately 12.9 million injectable procedures – primarily neurotoxin and hyaluronic acid fillers – with the remaining 4.7 million non-surgical, non-injectable procedures worldwide in 2021 representing annual addressable procedure opportunity for our minimally invasive and non-invasive medical aesthetic technologies.

Hair Restoration Procedures

According to the “2022 Practice Census Results Report” from the International Society of Hair Restoration (“ISHRS”), an estimated 703,183 patients worldwide had a surgical hair restoration procedure in 2021 and estimated the global market for surgical hair restoration treatments totaled $4.5 billion in 2021.

We believe several factors are contributing to the growth in the aesthetic and hair restoration markets, including:

•

Continuing focus on body image and appearance. Both women and men continue to be concerned with their body image and appearance. Additionally, since the emergence of COVID-19, people spend more time viewing their unfiltered, real-time images through videoconferencing which increases the growing demand for aesthetic procedures.

•

Wide acceptance of aesthetic procedures. According to the American Society for Aesthetic Plastic Surgery (“ASAPS”), in 2021, people in the U.S. spent more than $14.6 billion on combined surgical and non-surgical aesthetic procedures. The number of non-surgical procedures has increased, growing 44% from 2020 to 2021, and the number of surgical procedures growing 54% over the same period.

•

Broader availability of minimally and non-invasive procedures. Technological developments have resulted in the introduction of a broader range of safe, effective, easy-to-use, and low-cost minimally invasive and non-invasive aesthetic procedures, with fewer side effects. This has resulted in wider adoption of aesthetic procedures by practitioners. According to the ASAPS, nonsurgical procedures were performed more often in 2021 than surgical procedures. There has also been a market shift to less invasive hair restoration procedures such as follicular unit extraction ("FUE") surgery which, according to ISHRS, is the most common method among males (75.4%), followed by strip/linear harvesting (21.3%) and combination strip and FUE (3.3%). The most common type of procedure among female patients is also FUE (57.0%) followed by strip/linear harvesting (41.7%).

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

•	Maintains strong customer relationships. Our “high-touch” customer philosophy leads to continuous interactions with our customers and enables us to cultivate strong and long-term relationships.

•

Controls secondary market resales. Our 30-day activation code technology also reduces the risk that our products will be resold in the secondary market without authorization. This allows us to control the various distribution channels for our products and maximize the value of our products after purchase.

•

Opportunities for access to the newest available Venus Concept’s technology and revenue enhancement. Where the conditions are appropriate, our customers have the opportunity to upgrade into our newest available or alternative technology. In addition, our customers participate in the most current marketing and branding activities we offer. Our quarterly educational webinars, online promotions events, and periodic remote consultations lead to continuing client interaction and the ability to expand the client’s business and service offerings.

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

Non-Surgical Options

Traditional non-surgical options for hair loss include prescription therapeutics and non-prescription remedies. In the United States, the FDA has authorized two prescription therapeutics for hair loss: Rogaine which is applied topically, and Propecia, a pharmaceutical ingested in pill form. Both Rogaine and Propecia have several drawbacks, including limited efficacy in some individuals, potential side effects and the need for strict patient compliance for the treatment to have meaningful effect.

Surgical Procedures

Surgical procedures to address hair loss, specifically follicular unit transplantation (“FUT Strip Surgery”) and FUE, continue to evolve and become more popular. FUE is significantly less invasive than FUT Strip Surgery, which requires the physician to surgically remove a large strip of the patient’s scalp and implant individual hair follicles from the strip into the patient’s scalp. This procedure results in a linear scar at the donor area. In a FUE procedure, the physician or technician removes individual hair follicles from the patient’s scalp without removing a strip of tissue. Because a strip of the patient’s scalp is not removed, a FUE procedure avoids a long linear scar and reduces the post-operative pain and numbness associated with strip surgery. FUE can be performed with manual hand-held punches, automated hand-held devices (e.g., NeoGraft) ("Manual FUE") or robotically with the ARTAS System.

Limitation of Traditional Hair Loss Treatment Options

While FUT Strip Surgery and Manual FUE can provide significant, long-term results in restoring hair, there are several limitations associated with these procedures, including the demanding training and major investment of time required for a physician or technician to become proficient, the labor intensive nature of the procedures, the ability of physician or technician to effective create sites for hair follicle implantation, and the risk of inconsistence of physician or technician performance.

Our Hair Loss Treatment Solutions

The ARTAS Solution

We believe the ARTAS System addresses many of the shortcomings of other hair restoration procedures. The ARTAS System is capable of robotically assisting a physician through many of the most challenging steps of the hair restoration process, including the dissection of hair follicles, site planning and recipient site making. We believe, with this assistance, the ARTAS System can help shorten the often-long learning curve for both physicians and technicians to become proficient in performing hair restoration procedures. In addition, we believe that by assisting the physician and technicians with many of the repetitive tasks associated with the hair restoration procedures, the ARTAS System can make hair restoration procedures less labor intensive and can reduce operator fatigue, thereby reducing inconsistent results. Further, we believe the ARTAS System’s site making functionality, which includes an enhanced imaging system and sophisticated algorithms, helps physicians avoid damaging existing follicles and enables them to create a more natural, aesthetically pleasing outcome for the patient. In March 2018, we received 510(k) clearance from the FDA to expand the ARTAS technology to include implantation of harvested hair follicles into our ARTAS iX System for sale in the United States. As of December 1, 2022, the ARTAS iX conforms to the European Union’s (“EU”) “Low Voltage Directive” which allows us to affix the CE Mark and market the ARTAS iX system in the EU.

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

Patient Value

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

Physician Value

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

Clinically-Established Results

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

•

Apply robotic technologies to new applications. Our research and development teams in Israel and the United States continue to collaborate on the development of new and innovative technology solutions to the non-invasive and minimally invasive categories of aesthetic medicine. We are working on robotically assisted minimally invasive solutions for aesthetic procedures that are primarily treated by surgical intervention, including the AI.ME platform for which we received FDA 510(k) clearance for fractional skin resurfacing in December 2022. In addition, we commenced enrollment for our multicentered clinical trial for treatment of wrinkles on the cheeks in March 2022 and will be working over the coming year with our key clinical advisors in evaluating several new potential clinical applications including treatment of loose skin, stria and scars. We also believe that robotics, machine vision and artificial intelligence can provide significant improvements in the delivery of a broad range of non-invasive and minimally aesthetic procedures. We are currently investigating a number of internal development programs and partnering opportunities for the application of our robotics technologies in a wide range of aesthetic procedures.

•

Hair restoration market. We continue to focus on providing a complete set of products and services to the hair restoration market. With ARTAS and NeoGraft, we believe that our hair restoration product offering serves a broad segment of the market.

•

Expand FDA (and other regulatory agencies) cleared indications for our products. We intend to seek additional regulatory clearances from the FDA and other national regulatory bodies and to extend the scope of our existing FDA clearance and CE Mark certifications. Additionally, we intend to expand the scope of marketable indications for our technologies in other markets.

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

•

Enhance our international operations. We have built a direct sales force through wholly owned subsidiaries in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Spain, Germany, Israel, Australia and China, with a majority-owned subsidiary in Hong Kong and a strong and growing network of international distributors and strategic partners. We have implemented a strategy to bolster our sales and marketing capabilities internationally and believe we are well positioned to continue to grow our revenue from customers located outside North America.

Our Aesthetic Technologies

We use a variety of technologies that allow us to expand into non-traditional physician markets. One differentiating technology is our proprietary (MP)2 technology. Our (MP)2 technology is applicable to a wide range of non-invasive skin tightening, wrinkle reduction, body contouring, cellulite, and fat reduction, which have been cleared in the United States, Canada, and Europe, and we have commenced our entrance into the rapidly growing feminine wellness market both domestically and internationally. We also currently have solutions based on other technologies such as fractional ablative RF, IPL and laser technologies, affording a broader set of solution options to address key markets for hair removal, and vascular pigmented lesions, circumference reduction and fat reduction (lipolysis). As part of our strategy, our Venus Velocity, Venus Viva, Venus Viva MD, Venus Fiore, Venus Bliss, Venus Bliss Max, Venus Epileve, ARTAS and NeoGraft systems come with integrated internet of things capabilities.

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

Elements of (MP)2 Technology

Benefits of (MP)2 Technology

Our proprietary (MP)2 technology enables medical and aesthetic practitioners to offer a wide range of non-invasive skin tightening and body contouring solutions with a technology that is cleared for various indications by the FDA, Health Canada and the EU (CE Mark). Additional benefits of using our (MP)2 technology include:

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

Electrical Muscle Stimulation (EMS)

Electrical Muscular Stimulation (“EMS”) employs electrical pulses of predetermined frequencies, durations, and intensities for elicitation of healthy muscle contraction. EMS employs its cycled stimuli of muscles’ warm up contraction/relaxation of the treated area via two electrodes. We have incorporated EMS technology into Bliss Max and our upcoming Astera device to create comprehensive multi-treatment body solutions.

Micro-Coring

Micro-coring employs a mechanical rotating needle assembly for fractional removal of portions of epidermal and dermal layers of the skin. The sub-millimetric excised skin columns are evacuated from the skin using a vacuum and the triggered demarcated wound healing process results in fractional skin resurfacing through the mechanisms of re-epithelization and deposition of newly synthesized collagen. The micro-coring procedure has been initially used in the ARTAS device for harvesting and implantation of hair follicles. In skin treatment, micro-coring is used by our robotic AI.ME device for fractional skin resurfacing.

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

Our Products

Our product portfolio includes nine energy-based systems that provide solutions for various non-invasive aesthetic applications using Venus Concept’s (MP)² technology, as well as the VariPulse, and/or fractional ablative RF, IPL, or laser technologies. We offer two hair restoration solutions, NeoGraft and ARTAS, as well as the newest addition to our portfolio, our AI.ME next generation robotic platform for fractional skin resurfacing.

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

United States, EU and Canada

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

The Octipolar applicator (EU and Canada only), is designed for use in temporary body contouring via skin tightening, circumferential reduction, and cellulite reduction.

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

United States, EU and Canada

The Venus Viva SR is intended for dermatological procedures requiring ablation and resurfacing of the skin.

EU and Canada

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

United States, EU and Canada

The Venus Velocity is intended for all Fitzpatrick skin types, including tanned skin, for use in dermatology, general and plastic surgery applications for:

• Hair removal;

• Permanent hair reduction (defined as the long-term stable reduction in the number of hairs regrowing when measured at 6, 9, and 12 months after the completion of a treatment regimen); and

• Treatment of pseudofolliculitis barbae.

Venus Fiore	Venus Fiore incorporates Venus Concept’s (MP)2 technology, supporting three different applicators. Venus Fiore has a desktop configuration and is portable and compact. It incorporates ATC technology, allowing the operator to choose a target temperature within the therapeutic range and have the system adjust the output power accordingly, to automatically maintain the desired temperature. The applicator incorporates three pairs of electrodes, each pair of electrodes accompanied by a temperature sensor, allowing the operator to control the temperature in the distal, middle and proximal thirds of the applicator independently. Venus Fiore has received clearance in United States, Canada, the EU and Israel.

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

EU and Canada

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

United States and Canada

Using the diode laser system, the Venus Bliss device is intended for non-invasive lipolysis of the abdomen, flanks, back and thighs in individuals with a Body Mass Index (BMI) of 30 or less.

Using the (MP)² applicator (United States only) for delivery of RF energy combined with massage and magnetic field pulses, the Venus Bliss device is intended for the treatment of the following medical conditions:

• Relief of minor muscle aches and pain, relief of muscle spasm
• Temporary improvement of local blood circulation
• Temporary reduction in the appearance of cellulite.

Using the (MP2) applicator (EU and Canada only) is intended for:
• Temporary increase of skin tightening.
• Temporary circumferential reduction.
• Temporary cellulite reduction.
• Temporary wrinkle reduction. (Canada only)

Product Name	Technology	Regulatory Clearance
Venus Bliss Max	The Venus Bliss Max device is a computerized system comprised of a system console (main unit), four (4) Diode Laser applicators, one (1) MP2 (RF+ PEMF+ Vacuum) applicator and four (4) FlexMAX (EMS) applicators. The system delivers laser, bipolar RF and biphasic electrical energies, vacuum pressure, and pulsed electromagnetic fields (PEMF) to the skin and the underlying tissues of the treatment area. The device provides individual adjustment of laser power, EMS intensity level, and RF power, in addition to vacuum levels, for each patient. The console of the Venus Bliss Max device contains a power supply unit, Laser, RF, and EMS controllers, (power modules, on main board), a suction module (vacuum), a controller unit (on main board), Laser water cooling system (power module, on main board), a touch- screen user interface and display panel. The applicators are connected to the console via a cable. The RF applicator is comprised of various combinations of RF electrodes, magnetic coils, and vacuum conduits. The Laser applicators are comprised of a light guide, touch sensors and light-emitting diodes. The EMS applicator is comprised of two electrodes and a light indicator.

United States

The Venus Bliss Max device is a diode laser system intended for non-invasive lipolysis of the abdomen, flanks, back and thighs in individuals with a Body Mass Index (BMI) of 30 or less. In addition, the Venus Bliss Max device is intended for the treatment of the following medical conditions; using the MP2 applicator for delivery of RF energy combined with massage and magnetic field pulses:

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

United States (listed as a Class I device by the FDA) Motorized dermabrasion device. Canada (listed as a Class I device). EU Not a medical device.
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

EU and Canada

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

EU

Computer assisted hair follicle harvesting, incision making and implantation system.

AI.ME	The AI.ME System is an interactive, image-guided, computer assisted system consisting of several main subsystems. These include a cart robotic arm, integrated imaging system, vacuum assembly, coring mechanism, punch assembly, and computer. The AI.ME system is a micro coring device controlled by a robot that removes skin by using a disposable punch assembly containing six (6), hollow needle punches inserted into the skin with a fixed maximum penetration depth of 3 mm to remove up to 10% of skin in the treatment area for fractional skin resurfacing.	United States Fractional skin resurfacing

Products in Development

Our ongoing research and development activities are primarily focused on improving and enhancing our current technologies, products, and services, as well as expanding our current product offering with the introduction of new products for different aesthetic, medical and hair restoration applications. We are currently developing the following products and technologies:

Skin Resurfacing on the AI.ME Platform

The skin resurfacing technology contained in our AI.ME platform is intended to provide a non-surgical alternative to lift and tighten skin for procedures typically requiring surgical intervention. It uses mechanical vision, artificial intelligence and robotics to achieve the intended outcomes. The punches utilized for coring are designed not to leave scars on tissue. The skin will be contracted and smoothed after coring by applying a flexible patch to the area which will allow healing of the skin with predefined directional effect.

Venus Astera

We are working on the next generation of the well-established Venus Legacy product line. This device is intended to extend the capabilities of the original Venus Legacy system product line by combining (MP)² and VariPulse technologies with real-time thermal feedback and ATC to provide homogeneous heating to multiple tissue depths while allowing for adjustable pulsed suction to further support deep energy penetration. This will result in enhanced lymphatic drainage and improved circulation stimulation. The device will come with both hand-held and hands-free applicators which will include (MP)² and EMS technologies.

Other Developments

Our research and development efforts also currently include research to expand indications, broaden our offering of system applicators, advance our proprietary (MP)2 technology, add new technologies and indications, develop design improvements and new products, as well as continue to support our harvesting, site making and implantation functions for the ARTAS iX System, including the enhancements released this year which help promote faster procedures, achieve more acute angles for a more natural looking hairline, and includes a new training and demo mode for a more expedited training process and more life-like consultations.

Clinical Developments

We continue to invest in research and development to support our technology, marketing and post-marketing surveillance. We also have a portfolio of 34 peer-reviewed publications and more than 20 white papers, many of which pertain to indications cleared outside of the United States to educate users in other countries and to study expanded indications in the United States. Authors for several of these publications hold stock options in Venus Concept or were paid consultants for us.

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

Direct Sales

We currently provide our subscription model and traditional sales model, as well as the associated marketing support programs through our wholly owned subsidiaries in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Spain, Germany, Israel, Australia, and China as well as through Venus Concept’s majority-owned subsidiary in Hong Kong.

Direct sales force

In the United States and select international markets, we use our direct sales force to sell our systems and other products and services. As of December 31, 2022, we had a direct sales and marketing team of approximately 136 employees, managed by one President of Global Sales, four Vice Presidents of Sales for various international markets and one Vice President of Global Marketing and Product Management. We plan to continue to focus our direct sales efforts in the North America market and continue to evaluate and optimize our use of direct and distributor resources in our international markets.

Distributors

In countries where we do not operate directly, we sell our products through distributors. As of December 31, 2022, we had distribution agreements in over 40 countries. We enter into both exclusive and non-exclusive distribution agreements, which generally provide the distributor with a right to distribute certain of our products within a designated territory. Each agreement sets forth the minimum quarterly purchase commitments and if the distributor fails to meet its minimum purchase commitments, we have the ability to either convert any exclusive distribution rights to non-exclusive rights during the then-remaining term or terminate the agreement. To provide more comprehensive customer support, these agreements require our distributors to provide after sales service to customers, such as training and technical support, and various marketing activities, such as preparing and executing marketing plans and working with key market leaders in the designated territory to promote the product.

Marketing and Branding Programs

We are focused on, and invest heavily in, direct-to-consumer marketing initiatives to increase awareness of our products and services. We believe our marketing activities are both cost effective and critical in supporting the continued growth and development of our business. As of December 31, 2022, we had a Vice President of Global Marketing and Product Management, with regional marketing support in select countries. We have an internal team of digital marketing, brand, marketing operations and events specialists that support North America and our regional markets.

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

•

New Customer Launch Kits comprised of a starter package with marketing materials necessary to introduce and promote new Venus Concept products with a heavy emphasis on a digital and social media strategy.

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

Technical and Clinical Support

We warranty our products against defects in materials and workmanship under normal use and service for a period of one year, with certain other products carrying a different warranty correlating to the number of uses the product undergoes or based upon the perishability of the product. Once the warranty expires, our customers have the option of purchasing an extended warranty service contract, which is typically for a term of one to three years.

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

Intellectual Property

Portfolio

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2022, our patent portfolio is comprised of:

•

14 issued U.S. patents which cover our (MP)[2], fractional RF and Directional Skin Tightening technology (including cellulite treatments) that are associated with six different patent families (the earliest of which will expire in 2028), 9 pending U.S. patent applications, 27 issued foreign counterpart patents, and 7 pending foreign counterpart patent applications;

•	5 issued foreign patents covering the NeoGraft system and its methods of use (the earliest of which expired in 2022); and
•

90 issued U.S. patents primarily covering the ARTAS System and methods of use (the earliest of which expire in 2025, 1 pending U.S. patent applications, 152 issued foreign counterpart patents, and 8 pending foreign counterpart patent applications.

As of December 31, 2022, our trademark portfolio included the following trademark registrations, pending trademark applications or common law trademark rights, among others: Venus Viva®,Venus Viva® MD, Venus Legacy®, Venus Concept®, Venus Versa®, Venus Fiore®, Venus Freedom™, Venus Bliss™, Venus Bliss Max™, NeoGraft®, Venus Glow™®, ARTAS®, ARTAS iX®, and AI.ME™. We continue to file new trademark applications in many countries to protect our current and future products and related slogans.

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

Similarly, in Europe a clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the ministry of health in the applicable country. In the EU, physico-chemical tests carried out on the medical device may be necessary in order to obtain the CE mark. These tests must be performed by accredited laboratories for Class II b and III medical devices. The reports and tests are required to be filed in a technical file submitted to the notified body for validation of and obtaining the CE mark. Regulation 2017/745 (the "MDR") applicable as of May 2021 in the EU will significantly strengthen the requirements for clinical evaluation (EC). The clinical evaluation for Class II b and Class III medical devices will be based on a critical evaluation of relevant scientific publications, the results of all available clinical investigations as well as the consideration of other medical devices with the same purpose. Regulation 2017/745 notably requires the manufacturer to carry out a post-marketing safety monitoring plan, which includes post-marketing clinical follow-ups (SCAC) in order to update information about the devices marketed throughout its life cycle, and notably any adverse effects.

Post-market Regulation

Any devices that are manufactured or distributed pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. After a device is placed on the market, numerous regulatory requirements continue to apply. These include establishment registration and device listing with the FDA, QSR requirements, labeling and marketing regulations, clearance or approval of product modifications, medical device reporting regulations, correction, removal and recall reporting regulations, Unique Device Identifiers compliance, the FDA’s recall authority, and post-market surveillance activities and regulations.

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

Environmental Regulation

We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable environmental laws and regulations have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

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

We are also subject to evolving international laws on data transfer, data localization and electronic marketing. The rules on data transfer will apply when we transfer personal data to group companies or third parties outside of certain geographies. For example, there is currently litigation challenging companies’ data transfers using the EEA’s standard contractual clauses and use of third-party cookies. It is uncertain whether such transfers will be invalidated by the European courts. These changes may require us to find alternative bases for the compliant transfer of personal data from the EEA to the United States to change vendors, or to arrange for local storage of personal data and we are monitoring developments in this area.

Employees

As of December 31, 2022, we had a total of 384 full-time employees. Of the total number of employees, 139 were based in the United States, 76 based in Canada, 64 based in Israel, and 105 in the rest of the world. Of the total number of full-time employees as of December 31, 2022, approximately 98 were direct sales representatives and sales management. As of December 31, 2021, approximately 120 full-time employees were direct sales representatives and sales management.

Corporate Information

We were founded on November 22, 2002 as a Delaware corporation. Our principal executive offices are located at 235 Yorkland Blvd., Suite 900, Toronto, Ontario M2J 4Y8, Canada and our telephone number is (877) 848-8430. You may find on our website at https://www.venusconcept.com/en-us/ electronic copies of the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such filings are placed on our website as soon as reasonably practicable after they are filed with the SEC. Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Business Conduct and Ethics and our Anti-Corruption Policy are available on our website as well. Any waiver of our Code of Business Conduct and Ethics may be made only by the Board of Directors of the Company (the "Board"). Any waiver of our Code of Business Conduct and Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable regulation. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report. We have included our website address as an inactive textual reference only.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business operations. You should carefully consider the risks described below and the other information in this Annual Report, including our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business

We offer credit terms to some qualified customers and distributors. In the event that a customer or distributor defaults on the amounts payable to us, our financial results may be adversely affected.

For the year ended December 31, 2022 and 2021, approximately 42% and 51% of our system revenues were derived from our subscription-based model. Under our subscription model, we collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

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

We have initiated and intend to initiate several restructuring programs to improve our operating performance and achieve cost savings, but we may not be able to implement and/or administer these programs in the manner contemplated and these restructuring programs may not produce the desired results.

On February 7, 2023, the Company announced its restructuring plan, including workforce reductions, management changes and the discontinuation of operations in unprofitable markets. Although we expect these initiatives to help us achieve operational improvements and cost savings, we may not be able to implement these initiatives in the manner contemplated or achieve the desired results. Additionally, the implementation of restructuring programs may result in additional costs, some of which could be material. Failure to successfully implement our restructuring initiatives may negatively affect our financial performance.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern.

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future, and, as such, the audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has had recurring net operating losses and negative cash flows from operations. As of December 31, 2022 and December 31, 2021, the Company had an accumulated deficit of $224,105 and $180,405, respectively, though, the Company was in compliance with all required covenants as of December 31, 2022, and December 31, 2021. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the audited consolidated financial statements are issued. As of December 31, 2022, management believes the impact of COVID-19 on our business has largely subsided, but we continue to closely monitor all COVID-19 developments including its impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. In addition, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

Unfavorable macroeconomic conditions may adversely impact our business and we may need additional capital to fund its future operations.

Given the economic uncertainty in the global markets, the Company cannot anticipate the extent to which the current economic turmoil and financial market conditions will continue to adversely impact the Company’s business and the Company may need additional capital to fund its future operations and to access the capital markets sooner than planned. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, it may be compelled to reduce the scope of its operations and planned capital expenditures or sell certain assets, including intellectual property assets. These audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the uncertainty. Such adjustments could be material.

Global supply chain disruption and inflation may have a material adverse effect on the Company's business, financial condition and results of operations.

Global supply chain disruption and inflation may have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains manufacturing operations at its facilities in San Jose, California and Yokneam, Israel. We depend on third-party suppliers and manufacturers to produce components and provide raw materials used to manufacture our products. The disruptions to the global economy in 2021 and 2022 impeded global supply chains and resulted in longer lead times and increased component costs and freight expenses. As a result, our suppliers or manufacturers may not have the materials, capacity, or capability to timely manufacture our products and alternative suppliers or manufacturers may not be readily available or cost efficient, which would negatively affect our results of operations. Despite the actions the Company has undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on its business, financial condition, and results of operations.

Our loan and security agreements contain restrictions that may limit our flexibility to effectively operate our business.

CNB Loan Agreement

We have a revolving credit facility with City National Bank of Florida (“CNB”) pursuant to a loan agreement (the “CNB Loan Agreement”) which, among other things, contains various covenants that limit our ability to engage in specified types of transactions and requires us to maintain either a minimum cash balance in deposit accounts or a maximum total liability to tangible net worth ratio and a minimum debt service coverage ratio. An event of default under the CNB Loan Agreement would cause a default under the Notes and the MSLP Loan Agreement each as described below, provided that a waiver of each default by CNB will also result in the termination of the corresponding default in the Notes. Upon the occurrence, and during the continuance of, an event of default under the CNB Loan Agreement, if we are unable to repay all outstanding amounts, CNB may foreclose on the collateral granted to it to collateralize the indebtedness, which would significantly affect our ability to operate our business. In addition, the CNB Loan Agreement is secured by substantially all of our assets and the assets of certain of our subsidiaries.

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

Contemporaneously with the MSLP Loan Agreement, the Company, Venus USA, Venus Concept Canada Corp. (“Venus Canada”), Venus Ltd., and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the “Exchange Agreement”) dated as of December 8, 2020, pursuant to which the Company (i) repaid on December 9, 2020, $42.5 million aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued, on December 9, 2020, to Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (the “Madryn Noteholders”) secured subordinated convertible notes in the aggregate principal amount of $26.7 million (the “Notes”). The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements and seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of December 31, 2022, we had capital resources consisting of cash and cash equivalents of approximately $11.6 million. Further, in order to grow our business and increase revenues, we will need to introduce and commercialize new products, maintain an effective sales and marketing force, and implement new software systems. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of our systems, supporting our sales and marketing efforts, and continuing research and development and product enhancements activities. We will have to continue to increase our revenues while effectively managing our expenses in order to achieve profitability and to sustain it. Our operating expenses may fluctuate significantly in the future because of a variety of factors, many of which are outside of our control. Our failure to control expenses could make it difficult to achieve profitability or to sustain profitability in the future.

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

While we believe that the net proceeds from our recent and announced financing activities, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, we may need to raise additional capital through public or private equity or debt financings or other sources, such as strategic collaborations sooner than expected or otherwise implement additional cost-saving initiatives. Any such financing may result in dilution to stockholders, the issuance of securities that may have rights, preferences, or privileges senior to those of holders of our common stock, the imposition of more burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital if favorable market conditions exist or given other strategic considerations even if we believe we have sufficient capital to fund our current or future operating plans.

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

In the years ended December 31, 2022 and 2021, 62% and 58%, respectively, of our global revenues were denominated in U.S. dollars and our reporting currency was the U.S. dollar. We pay a meaningful portion of our expenses in New Israeli Shekels (“NIS”), Canadian Dollars (“CAD”), and other foreign currencies. Expenses in NIS and CAD accounted for 27% and 15%, respectively, of our expenses for the year ended December 31, 2022, and 28% and 17%, respectively, of our expenses for the year ended December 31, 2021. Salaries paid to our employees, general and administrative expenses and general sales and related expenses are paid in many different currencies. As a result, we are exposed to the currency fluctuation risks relating to the denomination of its future revenues in U.S. dollars. More specifically, if the U.S. dollar devalues against the CAD or the NIS, our CAD and NIS denominated expenses will be greater than anticipated when reported in U.S. dollars. Inflation in Israel compounds the adverse impact of such devaluation by further increasing the amount of our Israeli expenses. Israeli inflation may also in the future outweigh the positive effect of any appreciation of the U.S. dollar relative to the CAD and the NIS, if, and to the extent that, it outpaces such appreciation or precedes such appreciation. We generally do not engage in currency hedging to protect the Company from fluctuations in the exchange rates of the CAD, NIS, and other foreign currencies in relation to the U.S. dollar (and/or from inflation of such foreign currencies), and we may be exposed to material adverse effects from such movements. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the U.S. dollar or any other currency against the NIS or CAD.

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

The rapid evolution of the markets for medical technologies and aesthetic products makes it difficult for us to predict our future performance. Several factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	variations in market demand for our systems and services from quarter to quarter;

•	the inability of our customers to obtain the necessary financing or access capital;

•	performance of new functionalities and system updates;

•	performance of third-party distributors, manufacturers or suppliers;

•	positive or negative media coverage of our systems, positive or negative patient experiences, the procedures or products of our competitors, or our industry generally;

•	our ability to maintain our current, or obtain further, regulatory clearances, approvals or CE Certificates of Conformity;

•	seasonal or other variations in patient demand for aesthetic procedures; and

•	introduction of new medical aesthetic procedures or products and services that compete with our products and services.

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

In addition to our direct sales and marketing forces, we currently depend on third-party distributors to sell, market, and service our systems in certain markets outside of North America and to train our customers in these markets. For the years ended December 31, 2022 and 2021, we generated 10% and 9%, respectively, of our systems revenues from sales made through third-party distributors. Our agreements with third-party distributors set forth minimum quarterly purchase commitments required for each distributor and provide the distributor the right to distribute our systems within a designated territory. If we continue to expand into new markets outside of North America, we will need to engage additional third-party distributors which exposes us to a number of risks, including:

•	the lack of day-to-day control over the activities of third-party distributors;

•	third-party distributors may not commit the necessary resources to market, sell, train, support and service our systems to the level of our expectations;

•	third-party distributors may emphasize the sale of third-party products over our products;

•	third-party distributors may not be as selective as we would be in choosing customers to purchase our systems or as effective in training those customers in marketing and patient selection;

•	third-party distributors may violate applicable laws and regulations, which may limit our ability to sell products in certain markets; and

•

disagreements with our distributors that could require or result in costly and time-consuming litigation or arbitration, which we could be required to conduct in jurisdictions in which we are not familiar with the governing law.

Economic and other risks associated with international sales and operations could adversely affect our business.

Sales in markets outside of the United States accounted for approximately 48% of our revenue for the year ended December 31, 2022 and 51% of our revenue for the year ended December 31, 2021. In addition, the majority of our research and development activities and the manufacture of our systems are located outside of the United States. As a result of our international business, we are subject to a number of risks, including:

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

If one or more of these risks were realized, it could require us to dedicate significant financial and managerial resources, and our results of operations and financial condition could be adversely affected.

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

We and NPI, as the case may be, rely on several sole source suppliers for certain components of the ARTAS System, reusable procedure kits, disposable procedure kits and spare procedure kits. We also rely on other suppliers for some of the components used to manufacture our other devices. These suppliers may be unwilling or unable to supply components of these systems to us or NPI reliably and at the levels we anticipate or require to meet demand for our products. For us to be successful, our suppliers must be able to provide products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. We source a number of components used in the manufacture of our systems from China and given the lingering effects on global supply chain caused by the COVID-19 pandemic, access to our existing supply chain may be become impaired, which could result in manufacturing delays and inventory shortages. If we are required to transition to new third-party suppliers for certain components of our systems or our ARTAS procedure kits, we believe that there are only a few such suppliers that can supply the necessary components. A supply interruption, price fluctuation or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our systems and NPI’s ability to manufacture our ARTAS procedure kits until new sources of supply are identified and qualified. In addition, the use of components or materials furnished by these alternative suppliers could require us to alter our operations.

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

Where practicable, we are seeking, or intending to seek, second-source manufacturers for certain of our components. However, we cannot provide assurances that we will be successful in establishing second-source manufacturers or that the second-source manufacturers will be able to satisfy commercial demand for our systems. If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted. If we are unable to satisfy commercial demand for our systems in a timely manner, our ability to generate revenue from these systems would be impaired.

Although we actively train our customers on the use of our systems and post-treatment care, misuse by the operator of our systems may result in adverse medical events which may subject us to claims or otherwise harm our reputation and our business.

We and our independent distributors market and sell our systems to physicians and other customers. In the United States and certain international markets, subject to local regulations, physician customers may allow nurse practitioners, technicians and other non-physicians to perform aesthetic procedures using our systems under their direct supervision. Although we and our distributors provide training on the use of our systems as well as the proper post-treatment care, we do not supervise the procedures performed with our systems, nor can we be certain that physicians are directly supervising procedures according to our recommendations. The potential misuse of our systems or failing to adhere to operating guidelines can cause skin damage and underlying tissue damage, which could harm the reputation of our systems and expose us to costly product liability litigation. In addition, patients may not comply with post-treatment guidelines, which could also lead to adverse results and subject us to claims by patients.

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

Furthermore, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, the Data Safety Monitoring Board for such trial, any of our clinical trial sites with respect to that site, or other regulatory authorities due to several factors, including:

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

The Company maintains manufacturing operations at its facilities in San Jose, California and Yokneam, Israel. We rely on third-party suppliers and manufacturers in various countries to produce components and provide raw materials used in the manufacturing of our products. The lingering effects on the global supply chain brought about by the COVID-19 pandemic has resulted in both worldwide shortage of raw materials and goods required for manufacturing of our products. Therefore, our third-party suppliers and manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications and we may need to seek alternate supply and/or manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations.

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

We have obtained and maintained our existing patents, sought to diligently prosecute our existing patent applications, and sought to file patent applications and obtain additional patents and other intellectual property rights to restrict the ability of others to market products that compete with our current and future products. As of December 31, 2022, the Company’s patent portfolio was comprised of 14 issued U.S. patents, 9 pending U.S. patent applications, 27 issued foreign counterpart patents, and 7 pending foreign counterpart patent applications relating to the (MP)2, fractional RF and Directional Skin Tightening technology (including cellulite treatments), 5 issued foreign patents covering the NeoGraft system and its methods of use, and 90 issued U.S. patents, 1 pending U.S. patent applications, 152 issued foreign counterpart patents, and 8 pending foreign counterpart patent applications relating to the ARTAS System and methods of use. However, patents may not be issued on any pending or future patent applications we file, the claims that issue may provide limited or no coverage of its products and technologies, and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable at any time. We may choose to not apply for patent protection or may fail to apply for patent protection on important technologies or product candidates in a timely fashion. In addition, we may be unable to obtain patents necessary to protect our technology or products due to prior uses of or claims to similar processes or systems by third parties, or to blocking intellectual property owned by third parties. Even though we have issued patents, and even if additional patents are issued to us in the future, they may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to prevent competitors from using similar technology or marketing similar products, or limit the length of time our technologies and products have patent protection. Also, even if our existing and future patents are determined to be valid and enforceable, they may not be drafted or interpreted broadly enough to prevent others from marketing products and services similar to ours, by easily designing products around our patents or otherwise developing competing products or technologies. In addition, the ownership or inventorship of one or more of our patents and patent applications may be challenged by one or more parties in one or more jurisdictions, including in a patent interference or a derivation proceeding in the United States Patent and Trademark Office (“USPTO”), or a similar foreign governmental agency or during the course of a litigation. If a competitor were able to successfully design around our patents, we may not be able to block such competition, and furthermore the competitor’s products may be more effective or commercially successful than its products. In addition, our current patents will eventually expire, or they may otherwise cease to provide meaningful competitive advantage, and we may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage or avoid other adverse effects on our business.

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

We have trademark registrations and applications in the United States and in certain foreign countries. Actions taken by us to establish and protect our trademarks might not prevent imitation of our products or services, infringement of our trademark rights by unauthorized parties or other challenges to our ownership or validity of our trademarks. If we are unable to register our trademarks, enforce our trademarks, or bar a third-party from registering or using a trademark, our ability to establish name recognition based on our trademarks and compete effectively in our markets of interest may be adversely affected. In addition, our enforcement against third-party infringers or violators may be expensive and time-consuming, and the outcome is unpredictable and may not provide an adequate remedy.

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

We must maintain regulatory approval in foreign jurisdictions in which we plan to market and sell our systems. In the EEA, for example, manufacturers of medical devices need to comply with the Essential Requirements laid down in Annex II to the EU Medical Devices Directive (Council Directive 93/42/EEC) and the MDR which is replacing the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to medical devices, without which they cannot be marketed or sold in the EEA. With respect to active implantable medical devices or Class III devices, the manufacturer must conduct clinical studies to obtain the required clinical data, unless reliance on existing clinical data from equivalent devices can be justified. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the competent authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming.

We are subject to governmental regulation and other legal obligations, particularly related to privacy and data security, which are complex and rapidly changing. Our actual or perceived failure to comply with such obligations could harm our business.

We are subject to diverse laws and regulations relating to data privacy and security, both in the United States and internationally. New global privacy rules are routinely being enacted and existing ones are being updated and strengthened. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized access or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; damages; litigation; consent orders; and injunctive relief.

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

Sale of our systems, outside the United States, are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling certain of our systems or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market a particular system or that we will be able to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for the FDA clearance, and requirements for such registrations, clearances, or approvals may significantly differ from FDA requirements. If we modify our systems, we or our distributors may need to apply for additional regulatory approvals or other authorizations before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country, which could harm our business.

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

Our manufacturing processes and facilities are required to comply with the quality management system regulations of its target markets (i.e., the QSR, ISO 13485:2016, and the MDSAP). Adherence to quality management system regulations and the effectiveness of our quality management control systems are periodically assessed through internal audits and inspections of manufacturing facilities by regulatory authorities. Failure to comply with applicable quality management system requirements, or later discovery of previously unknown problems with our products or manufacturing processes, including our failure or the failure of our third-party manufacturer to take satisfactory corrective action in response to an adverse quality system inspection, can result in enforcement action, which could have an adverse effect on our business. Our manufacturing process and facilities are audited annually for compliance with the last editions of QSR, ISO13485 and MDSAP requirements. Regulating agencies, including the FDA, foreign regulatory authorities, and our notified body can institute a wide variety of enforcement actions, ranging from inspectional observations to more severe sanctions such as:

•	untitled letters or warning letters;

•	clinical holds;

•	administrative or judicially imposed sanctions;

•	injunctions, fines, consent decrees, or the imposition of civil penalties;

•	customer notifications for repair, replacement, or refunds;

•	recall, detention, or seizure of products;

•	operating restrictions, or total or partial suspension of production or distribution;

•	refusal by the FDA, a foreign regulatory authority or the notified body to grant pending future clearance or pre-market approval, or to issue CE Certificates of Conformity for our devices;

•	debarment of us or our employees;

•	withdrawal or suspension of marketing clearances, approvals, and CE Certificates of Conformity;

•	refusal to permit the import or export of our products; and

•	criminal prosecution of us or our employees.

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

Risks Related to Our Common Stock

Our common stock failed to meet the requirements for continued listing on the Nasdaq Global Market and the listing was transferred to the Nasdaq Capital Market, which could decrease the liquidity of our common stock and our ability to raise additional capital.

Our common stock was previously listed for trading on the Nasdaq Global Market. We were required to meet specified requirements in order to maintain our listing on the Nasdaq Global Market, including, among other things, a minimum bid price of $1.00 per share (the “Minimum Bid Price”). On June 13, 2022, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”), notifying us that, for 30 consecutive business days, the bid price for our common stock was below the Minimum Bid Price required to maintain continued listing on the Nasdaq Global Market under the Nasdaq Listing Rules, (the “Minimum Bid Requirement”). We had 180 days to regain compliance by maintaining the Minimum Bid Price for a minimum of ten consecutive business days before December 12, 2022 (the “Initial Compliance Date”).  The Company did not regain compliance with the Minimum Bid Requirement by the Initial Compliance Date.

On December 13, 2022, Nasdaq notified the Company that it is eligible for an additional 180 calendar day period, or until June 12, 2023 (the “Extended Compliance Date”), to regain compliance with the Minimum Bid Requirement and approved the Company’s transfer from the Nasdaq Global Market to the Nasdaq Capital Market, a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market. Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the Minimum Bid Requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if required. The transfer became effective at the opening of business on December 14, 2022.

If, at any time before the Extended Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it complies with the Minimum Bid Requirement, unless the Staff exercises its discretion to extend this 10 day period pursuant to the Nasdaq Listing Rules.

If the Company does not regain compliance with the Minimum Bid Requirement by the Extended Compliance Date, the Staff will provide written notification to the Company that its common stock will be delisted. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (“Panel”). The Company expects that its common stock would remain listed on the Nasdaq Capital Market pending the Panel’s decision. There can be no assurance that, if the Company does appeal a delisting determination to the Panel, such appeal would be successful.

If we do not regain compliance by the Extended Compliance Date, we may transfer to the OTCQB® Venture Market or OTCQX® Best Market (together, the “OTC”), if the applicable initial quotation criteria are met. A transfer of our listing to the OTC could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

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

Under SEC rules, we are a smaller reporting company and we have taken advantage of certain exemptions from disclosure requirements available to smaller reporting companies; this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Under SEC rules, we qualify as, a "smaller reporting company". We have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, because of our non-accelerated filer status, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

We do not intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not intend to pay any cash dividends on our common stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Payment of future cash dividends, if any, will be at the discretion of the Board, subject to applicable law and will depend on various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the Board deems relevant. Therefore, our stockholders are not likely to receive any dividends on their common stock for the foreseeable future. Since we do not intend to pay dividends, our stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it. The terms of our credit facilities limit our ability to pay dividends.

Provisions in our charter documents and under Delaware law could make an acquisition more difficult and may discourage any takeover attempts our stockholders may consider favorable, and may lead to entrenchment of management.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws could delay or prevent changes in control or changes in management without the consent of the Board. These provisions will include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of the Board;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board;

•

the ability of the Board to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of the Board to alter its bylaws without obtaining stockholder approval;

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

•

the requirement that a special meeting of stockholders may be called only by the chairman of the Board, the chief executive officer, the president or the Board, which may delay the ability of the stockholders to force consideration of a proposal or to act, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions would apply even we were to receive an offer that some stockholders may consider beneficial.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law (“Section 203”). Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the Board has approved the transaction.

Our executive officers, directors and certain of our shareholders who are affiliated with our directors will have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of December 31, 2022, our executive officers, directors and certain of our shareholders who are affiliated with our directors, in the aggregate, beneficially own approximately 46% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, if they choose to act together, these persons would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time-to-time issue additional shares of common stock at a discount from the current market price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located at 235 Yorkland Blvd, Suite 900, Toronto, Ontario, Canada. We lease these facilities pursuant to a lease agreement that expires on August 31, 2030. These facilities consist of 15,678 square feet of office space, and 2,134 square feet of warehouse space.

We lease a facility in San Jose, California which hosts our offices, research and development activities, logistics and manufacturing. We lease these facilities pursuant to a lease agreement that expires July 14, 2027. The facilities consist of approximately 30,011 square feet of total space.

We lease a facility in Davie, Florida, which is used to support our logistics and technical support services for our United States operations. We lease these facilities pursuant to a lease agreement that expires November 30, 2025.  The facilities consist of approximately 4,733 square feet of total space.

We also have offices and a research and development center located at 6 Hayozma Street, Yokne’am Illit 2069203, Israel. We lease these facilities pursuant to a lease agreement that expires on September 30, 2023, with an option to extend the term for an additional 60 months. These facilities consist of approximately 12,580 square feet of total space.

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

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “VERO”.

Holders

As of March 22, 2023, there were 99 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available earnings, if any, for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant.

Performance Graph

As a smaller reporting company, we are not required to provide disclosure for this Item.

Recent Sale of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A “Risk Factors” of this Annual Report. Any statements contained in this Annual Report that are not historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate or may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors”. Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or verbal, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In 2022 and 2021, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets. As we grow our ARTAS hair restoration business and expand robotics offerings through the AI.ME™ platform we expect our penetration into the core practices of dermatology and plastic surgery to increase.

We have had recurring net operating losses and negative cash flows from operations. As of December 31, 2022 and 2021, we had an accumulated deficit of $224.1 million and $180.4 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of December 31, 2022 and 2021, we had cash and cash equivalents of $11.6 million and $30.9 million, respectively.

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruption, including increases to inflation rates, rising interest rates, foreign currency impacts and declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted. See ‘‘—Liquidity and Capital Resources’’ for additional information.

Venus Viva®, Venus Viva® MD, Venus Legacy®, Venus Concept®, Venus Versa®, Venus Fiore®, Venus Freedom™, Venus Bliss™, Venus Bliss Max™, NeoGraft®, Venus Glow™®, ARTAS®, ARTAS iX®, and AI.ME™, are trademarks of the Company and its subsidiaries. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the ® symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into a purchase agreement (the "Equity Purchase Agreement") with Lincoln Park Capital Fund LLC ("Lincoln Park") which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale was based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. Concurrently with entering into the Equity Purchase Agreement, we also entered into the Registration Rights Agreement. During the year ended December 31, 2022, we sold to Lincoln Park 0.4 million shares of our common stock, at which point this agreement expired, and raised net cash proceeds of $0.3 million under the Equity Purchase Agreement. See ‘‘—Liquidity and Capital Resources’’ below. The Equity Purchase Agreement expired on July 1, 2022 and was replaced by the 2022 LPC Purchase Agreement.

The 2022 LPC Purchase Agreement

On July 12, 2022, we entered into a subsequent purchase agreement (the "2022 LPC Purchase Agreement") with Lincoln Park, which will enhance our balance sheet and financial condition to support our future growth initiatives. As part of the 2022 LPC Purchase Agreement, we issued and sold to Lincoln Park 0.7 million shares of our common stock as a commitment fee for entering into the 2022 LPC Purchase Agreement with the total value of $0.3 million. Through December 31, 2022, the Company issued an additional 6.5 million shares of common stock to Lincoln Park at an average price of $0.30 per share, for a total value of $2.0 million. For additional information regarding the 2022 LPC Purchase Agreement, see Note 16 “Stockholders Equity” in the notes to our audited consolidated financial statements included elsewhere in this report.

The 2021 Private Placement

On December 15, 2021, we entered into a securities purchase agreement pursuant to which we issued and sold to certain investors an aggregate of 9,808,418 shares of our common stock and 3,790,755 shares of our non-voting convertible preferred stock (the “2021 Private Placement”). The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2021 Private Placement transaction is discussed in Note 16 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

The 2022 Private Placement

On November 18, 2022, we entered into a securities purchase agreement pursuant to which we issued and sold to certain investors an aggregate of 1,750,000 shares of our common stock and 3,185,000 shares of our voting convertible preferred stock (the "2022 Private Placement"). The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2022 Private Placement transaction is discussed in Note 16 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

Products and Services

We derive revenue from the sale of products and services. Product revenue includes revenue from the following:

•	the sale, including traditional sales and subscription-based sales, of systems, inclusive of the main console and applicators/handpieces (referred to as system revenue);

•	marketing supplies and kits;

•	hair restoration kits, Viva® tips and other consumables and disposables;

•	Technician service revenue; and

•	replacement applicators/handpieces.

Service revenue includes revenue derived from our extended warranty service contracts provided to our existing customers and VeroGrafters technician services (which were discontinued in the fourth quarter of 2021).

Systems are sold through our subscription model, through traditional cash sales directly and through distributors. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under subscription agreements in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

We generate revenue under our subscription-based business model and from traditional system sales. Venus Ltd. commenced a subscription-based model in North America in 2011, which is also available in select international markets in which we operate directly. Approximately 42% and 55% of our aesthetic revenues were derived from our subscription model in the year ended December 31, 2022 and 2021, respectively. We currently do not offer the ARTAS iX system under the subscription model. For additional details related to our subscription model, see Item 1. Business – Subscription-Based Business Model and as included elsewhere in this report.

Our subscription model includes an up-front fee and a monthly payment schedule, typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. To ensure that each monthly payment is made on time and that the customer’s system is serviced in accordance with the terms of the warranty, every product purchased under a subscription agreement requires a monthly activation code, which we provide to the customer upon receipt of the monthly payment. These recurring monthly payments provide our customers with enhanced financial transparency and predictability. If economic circumstances are appropriate, we provide customers in good standing with the opportunity to “upgrade” into our newest available or alternative Venus Concept technology throughout the subscription period. This structure can provide greater flexibility than traditional equipment leases secured through financing companies. We work closely with our customers to provide business recommendations that improve the quality-of-service outcomes, build patient traffic and improve financial returns for the customer’s business.

We have developed and commercialized twelve technology platforms, including our ARTAS and NeoGraft systems. We believe our ARTAS and NeoGraft systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market. Our medical aesthetic technology platforms have received regulatory clearance for a variety of indications, including treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains in jurisdictions around the world. In addition, our technology pipeline is heavily focused on the development of robotically assisted minimally invasive solutions for aesthetic procedures that are primarily treated by surgical intervention, including the AI.ME platform for which we received FDA 510(k) clearance for fractional skin resurfacing in December 2022.

In the United States, we have obtained 510(k) clearance from the FDA for our Venus Viva, Venus Viva MD, Venus Legacy, Venus Versa, Venus Velocity, Venus Bliss, Venus Bliss Max, Venus Epileve, Venus Fiore, AI.ME, ARTAS and ARTAS iX systems. Outside the United States, we market our technologies in over 60 countries across Europe, the Middle East, Africa, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

As of December 31, 2022, we operated directly in 15 international markets through our 12 direct offices in the United States, Canada, United Kingdom, Japan, South Korea, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the year ended December 31, 2022, and 2021 were $99.5 million and $105.6 million, respectively. We had a net loss attributable to the Company of $43.7 million and $23.0 million in the year ended December 31, 2022, and 2021, respectively. We had an Adjusted EBITDA loss of $25.4 million and $10.6 million for the year ended December 31, 2022, and 2021, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the years presented:

Venus Concept Inc.

Reconciliation of Net loss to Non-GAAP Adjusted EBITDA

	Year Ended, December 31,
	2022	2021
Reconciliation of net loss to adjusted EBITDA	(in thousands)
Net loss	$(43,584)	$(22,141)
Foreign exchange loss	3,387	2,559
Loss on disposal of subsidiaries	1,482	567
Finance expenses	4,561	4,955
Income tax (benefit) expense	(722)	(707)
Depreciation and amortization	4,463	4,854
Stock-based compensation expense	2,104	2,068
Gain on forgiveness of government assistance loans	—	(2,775)
Inventory provision (1)	1,388	—
Other adjustments (2)	1,544	—
Adjusted EBITDA	$(25,377)	$(10,620)

(1) For the year ended December 31, 2022, the inventory provision represents a strategic review of our product offerings which culminated in a decision to discontinue production and sale of certain models and component parts, resulting in an inventory adjustment of $1.4 million.

(2) For the year ended December 31, 2022, the other adjustments are represented by severance payments associated with a workforce reduction in Venus Spain and Venus Canada of $0.8 million and restructuring plan payments of $0.7 million.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Year Ended December 31,
	2022	2021
United States	438	435
International	1,134	1,234
Total systems delivered	1,572	1,669

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

Investment in Sales, Marketing and Operations. In recent years, we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This included the opening of direct offices and hiring experienced sales, marketing, and operational staff. While we generated incremental product sales in these new markets, these revenues and the related margins did not fully offset the startup investments made in certain countries. We are evaluating our profitability and growth prospects in these countries and will continue to take steps to exit countries which we do not believe will produce sustainable results. Since June 2020 we have closed 11 direct offices across Europe, Asia Pacific, Latin America and Africa and have increased our investment, and focus, in the United States market.

In the years ended December 31, 2022 and 2021, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for doubtful accounts for estimated losses that may primarily arise from subscription customers that are unable to make the remaining payments required under their subscription agreements. During the year ended December 31, 2022, our collections results were negatively impacted by macroeconomic headwinds, including increased interest rates and inflationary factors impacting the operating costs and liquidity positions of our customers. In addition, we increased the allowance for doubtful accounts as a percentage of gross outstanding accounts receivable from the period ended December 31, 2021 to the period ended December 31, 2022.

In the year ended December 31, 2022, we incurred bad debt expense of $7.3 million compared to a bad debt recovery of $0.3 million in the year ended December 31, 2021. As of December 31, 2022, our allowance for doubtful accounts stands at $13.6 million which represents 19% of the gross outstanding accounts receivable as of this date.

Outlook

While the impact of COVID-19 on our business has largely subsided, we continue to closely monitor all COVID-19 developments, including its impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. In addition, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruption, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted. The momentum and strength in our overall performance demonstrated in the first half of this fiscal year slowed in the second half of 2022. The bulk of the revenue decline in the second half of 2022 was due to a strategy shift to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity. However, we remain focused on adapting to the challenges presented by the current macro-economic environment.

Supply chain. In the second half of 2021 we were impacted by the global supply disruptions related to COVID-19, which resulted in our inability to fulfil demand for certain of our products. The value of such purchase order backlog in the third and the fourth quarters of 2021 was $2.4 million and $1.0 million, respectively, which was substantially fulfilled during the fourth quarter of 2021 and the first quarter of 2022. We did not experience significant supply issues during the year ended December 31, 2022 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and build inventory of key component parts. We anticipate some supply challenges in 2023, including long production lead times and shortages of certain materials or components that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which we expect to continue into 2023. We expect to mitigate such pressures, where possible, through price increases and margin management.

Global Economic conditions. General global economic downturns and macroeconomic trends, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, have resulted and may continue to result in unfavorable conditions that negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near-term, impacting our cost of sales as well as selling, general and administrative expenses. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation. Interest rate increases or other government actions taken to reduce inflation have resulted in recessionary pressures in many parts of the world and has had and may continue to have the effect of further increasing economic uncertainty and heightening these risks.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. While the continued economic recovery related to COVID-19 in individual countries during 2022 progressed well in most countries in which we operate, we continue to evaluate our direct operations, particularly those outside of North America.

Accounts receivable collections. We remain fully focused on reactivating collections with those at-risk accounts that have struggled through the pandemic but show signs of viability. As of December 31, 2022, our allowance for doubtful accounts stands at $13.6 million, which represents 19.3% of the gross outstanding accounts receivable as of that date. This represents an increase of $1.6 million from our December 31, 2021 allowance for doubtful accounts balance of $12.0 million.

Foreign Exchange fluctuations. We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in NIS, Euro, CAD, British Pound, Australian Dollar, Chinese Renminbi, Hong Kong Dollar, Japanese Yen, and Mexican Peso. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. We do not hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of marketing supplies, ARTAS kits, Viva tips, other consumables and (3) service revenue from our extended warranty service contracts provided to existing customers and the sale of our VeroGrafters technician services. VeroGrafters services were discontinued in the fourth quarter of 2021.

System Revenue

For the years ended December 31, 2022 and 2021, approximately 42% and 51%, respectively, of our system revenues were derived from our subscription contracts. The relative decrease in subscription revenues in 2022 is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the years ended December 31, 2022 and 2021, approximately 47% and 40%, respectively, of our system revenues were derived from traditional sales. The increased focus on traditional sales is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity.

Customers generally demand higher discounts in connection with traditional sales. We recognize revenues from products sold to customers based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the separate performance obligations in the contract; and (5) recognition of revenue when (or as) the entity satisfies a performance obligation.

We do not grant rights of return or early termination rights to our customers under either our traditional sales or subscription models. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the years ended December 31, 2022 and 2021, approximately 10% and 9% of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, or the sell-in method.

Procedure Based Revenue

We generate revenue from the harvesting, site making, and implantation procedures performed with our ARTAS system. The harvesting procedure, as the name suggests, is the act of harvesting hair follicles from the patient’s scalp for implantation in the prescribed areas. To perform these procedures, a disposable clinical kit is required. These kits can be large (with an unlimited number of harvests) or small (with a maximum of 1,100 harvests). The customer must place an online order with us for the number and type of kits desired and make a payment. Upon receipt of the order and the related payment, we ship the kit(s), and the customer must scan the barcode on the kit label in order to perform the procedure. Once the kits are exhausted, the customer must purchase additional kits. The site making procedure uses the ARTAS system to create a recipient site (i.e., site making) in the patient’s scalp affected by androgenic alopecia (or male pattern baldness). The site making procedure also requires a disposable site making kit. The site making kits are sold to customers in the same manner as the kits for harvesting procedures. The implantation procedure utilizes the same disposal kit that is used for site making and involves immediately implanting follicles into the created recipient site. The implantation kits are sold to customers in the same manner as the harvesting and site making kits.

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

Operating Expenses

Selling and Marketing

We currently sell our products and services using direct sales representatives in North America and in select international markets. Our sales costs primarily consist of salaries, commissions, benefits, incentive compensation and stock-based compensation. Costs also include expenses for travel and other promotional and sales-related activities as well as clinical training costs.

Our marketing costs primarily consist of salaries, benefits, incentive compensation and stock-based compensation. They also include expenses for travel, trade shows, regional sales events and other promotional and marketing activities, including direct, online lead generation and digital marketing. As the business environment improves, we expect sales and marketing expenses to continue to increase, but at a rate slightly below our rate of revenue growth.

General and Administrative

Our general and administrative costs primarily consist of expenses associated with our executive, accounting and finance, information technology, legal, regulatory affairs, quality assurance and human resource departments, direct office rent/facilities costs, and intellectual property portfolio management. These expenses consist of personnel-related expenses (primarily salaries, benefits, incentive compensation and stock-based compensation), audit fees, legal fees, consultants, travel, insurance, and bad debt expense. During the normal course of operations, we may incur bad debt expense on accounts receivable balances that are deemed to be uncollectible.

Research and Development

Our research and development costs primarily consist of personnel-related costs (primarily salaries, benefits, incentive compensation, and stock-based compensation), material costs, amortization of intangible assets, clinical costs, and facilities costs in our Yokneam, Israel and San Jose, California research centers. Our ongoing research and development activities are primarily focused on improving and enhancing our current technologies, products, and services, and on expanding our current product offering with the introduction of new products and expanded indications.

We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in absolute dollars as we continue to invest in research, clinical studies, and development activities, but to decline as a percentage of revenue as our revenue increases over time.

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 7.39% for the MSLP Loan and 8.0% for the Notes as of December 31, 2022 and 3.10% for the MSLP Loan and 8.0% for the Notes as of December 31, 2021.

Foreign Exchange (Gain) Loss

Foreign currency exchange (gain) loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Income Taxes Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription contract is reported and tax affected. This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer. Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Income tax benefit is recognized based on the actual taxable loss incurred during the year ended December 31, 2022.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the years indicated:

	Year Ended December 31,
	2022	2021
Consolidated Statements of Loss:	(dollars in thousands)
Revenues:
Leases	$35,267	$45,094
Products and services	64,230	60,528
Total revenue	99,497	105,622
Cost of goods sold	33,526	31,528
Gross profit	65,971	74,094
Operating expenses:
Sales and marketing	40,276	41,920
General and administrative	49,618	40,070
Research and development	10,953	9,646
Gain on forgiveness of government assistance loans	—	(2,775)
Total operating expenses	100,847	88,861
Loss from operations	(34,876)	(14,767)
Other expenses:
Foreign exchange loss (gain)	3,387	2,559
Finance expenses	4,561	4,955
Loss on disposal of subsidiaries	1,482	567
Loss before income taxes	(44,306)	(22,848)
Income tax (benefit) expense	(722)	(707)
Net loss	$(43,584)	$(22,141)
Deemed dividend	—	—
Net loss attributable to the Company	(43,700)	(23,013)
Net income (loss) attributable to noncontrolling interest	116	872
As a % of revenue:
Revenues	100%	100%
Cost of goods sold	33.7	29.8
Gross profit	66.3	70.2
Operating expenses:
Selling and marketing	40.5	39.7
General and administrative	49.9	37.9
Research and development	11.0	9.1
Gain on forgiveness of government assistance loans	—	(2.6)
Total operating expenses	101.4	84.1
Loss from operations	(35.1)	(14.0)
Foreign exchange (gain) loss	3.4	2.4
Finance expenses	4.5	4.7
Loss on disposal of subsidiaries	1.5	0.5
Loss before income taxes	(44.5)	(21.6)

The following tables set forth our revenue by region and by product type for the years indicated:

	Year Ended December 31,
Revenues by region:	2022	2021
United States	$52,101	$51,400
International	47,396	54,222
Total revenue	$99,497	$105,622

	Year Ended December 31,
	2022	2021
Revenues by product:	(in thousands)
Subscription—Systems	$35,267	$45,094
Products—Systems	47,906	43,106
Products—Other(1)	13,316	13,230
Services (2)	3,008	4,192
Total revenue	$99,497	$105,622

(1)	Products-Other include ARTAS procedure kits, Viva tips and other consumables.
(2)	Services include extended warranty sales and VeroGrafters technician services. VeroGrafters technician services were discontinued in the fourth quarter of 2021.

Comparison of the Years Ended December 31, 2022 and 2021

Revenues

	Year Ended December 31,
	2022		2021		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$35,267	35.5	$45,094	42.7	$(9,827)	(21.8)
Products—Systems	47,906	48.1	43,106	40.8	4,800	11.1
Products—Other	13,316	13.4	13,230	12.5	86	0.7
Services	3,008	3.0	4,192	4.0	(1,184)	(28.2)
Total	$99,497	100.0	$105,622	100.0	$(6,125)	(5.8)

Total revenue decreased by $6.1 million, or 5.8%, to $99.5 million for the year ended December 31, 2022 from $105.6 million for the year ended December 31, 2021. The decrease in revenue is primarily attributed to an initiative to reduce our reliance on system sales sold under subscription agreements. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates. Our international business was also impacted by negative foreign exchange headwinds of $1.7 million due to a strengthening U.S. dollar, as well as general macroeconomic headwinds that impacted customer access to capital. Despite the reduction in systems sales sold under subscription agreements, our cash generation in the second half of 2022 improved due to higher system sales sold on a cash basis.

We sold an aggregate of 1,572 systems in the year ended December 31, 2022 compared to 1,669 in the year ended December 31, 2021. The percentage of systems revenue derived from our subscription model was approximately 42% in the year ended December 31, 2022 compared to 51% in the year ended December 31, 2021. The relative decrease in subscription revenues is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity.

Other product revenue increased by $0.1 million, or 0.7%, to $13.3 million in the year ended December 31, 2022 from $13.2 million in the year ended December 31, 2021. The increase was driven by stronger performance on Venus Viva tips and other consumables.

Services revenue decreased by $1.2 million, or 28.2%, to $3.0 million in the year ended December 31, 2022 from $4.2 million in the year ended December 31, 2021. The decrease was driven by the discontinuation of our VeroGrafters technician services in the fourth quarter of 2021.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $2.0 million, or 6.3%, to $33.5 million in the year ended December 31, 2022 from $31.5 million in the year ended December 31, 2021. Gross profit decreased by $8.1 million, or 10.9%, to $66.0 million in the year ended December 31, 2022, as compared to $74.1 million in the year ended December 31, 2021. The decrease in gross profit is primarily due to a decrease in revenue in the United States and International markets driven by the strategic decision to deemphasize subscription sales, the macroeconomic headwinds discussed above, and inventory write-downs and foreign currency headwinds as noted below. Gross margin was 66.3% of revenue in the year ended December 31, 2022 compared to 70.2% of revenue in the year ended December 31, 2021. The decrease was due to a shortfall in sales of our energy based devices normally sold under subscription agreements partially offset by continued strong performance on ARTAS sales at a lower margin, a $1.4 million write-down of end-of-life devices and parts inventory, and a $1.7 million foreign exchange headwind as a result of most currencies depreciating relative to the U.S. dollar. Adjusting for inventory write-downs and foreign exchange, our gross margins are relatively flat compared to the prior year.

Operating Expenses

	Year Ended December 31,
	2022		2021		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$40,276	40.5	$41,920	39.7	$(1,644)	(3.9)
General and administrative	49,618	49.9	40,070	37.9	9,548	23.8
Research and development	10,953	11.0	9,646	9.1	1,307	13.5
Gain on forgiveness of government assistance loans	-	—	(2,775)	(2.6)	2,775	100.0
Total operating expenses	$100,847	101.4	$88,861	84.1	$11,986	13.5

Selling and Marketing

Sales and marketing expenses decreased by $1.6 million or 3.9% in the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease is largely due to lower revenues and reduced marketing expenditures as we consolidate some of these activities. As a percentage of total revenues, our sales and marketing expenses increased by 0.8%, from 39.7% in the year ended December 31, 2021 to 40.5% in the year ended December 31, 2021. As the business environment improves and we complete the transition to focus on cash sales in mid-2023, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses increased by $9.5 million or 23.8% in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to increased bad debt expense, severance and other one-time restructuring charges, and inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 12.0%, from 37.9% in the year ended December 31, 2021, to 49.9% in the year ended December 31, 2022, primarily due to the increases in costs previously discussed.

Research and Development

Research and development expenses increased by $1.3 million or 13.5% in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is due to a reinvestment in research and development efforts on our AI.ME robotic technology aimed at scaling our robotic capability across other aesthetic platforms. As a percentage of total revenues, our research and development expenses increased by 1.9%, from 9.1% in the year ended December 31, 2021, to 11.0% in the year ended December 31, 2022.

Gain on forgiveness of government assistance loans

In 2021, we applied for and received partial forgiveness of the PPP Loans with the SBA in the aggregate amount of $2.8 million of original PPP Loans as of December 31, 2022.

Foreign exchange loss

We had a foreign exchange loss of $3.4 million in the year ended December 31, 2022 and a foreign exchange loss of $2.6 million in the year ended December 31, 2021. Changes in foreign are driven mainly by the effect of foreign exchange on accounts receivable and accounts payable balances denominated in currencies other than the US dollar. For the year ended December 31, 2022, most currencies depreciated relative to the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance expenses

Finance expenses decreased by $0.4 million, to $4.6 million in the year ended December 31, 2022 from $5.0 million in the year ended December 31, 2021, primarily due to decreased amortization of deferred finance costs partially offset by an increase in LIBOR rates on the variable portion of our MSLP loan. See “—Liquidity and Capital Resources” below.

Loss on disposal of subsidiaries

During the year ended December 31, 2022, the Company dissolved its equity interests in Venus Concept France SAS (“Venus France”) and Venus Concept Argentina SA (“Venus Argentina”). The disposals resulted in losses of approximately $0.06 million for Venus France, and approximately $1.45 million for Venus Argentina.

Income tax benefit

We had an income tax benefit of $0.7 million in the year ended December 31, 2022, compared to $0.7 million income tax benefit in the year ended December 31, 2021. In 2022, geographic sales mix, true up to tax return, and changes in timing of deductible expenses, resulted in a $0.7 million income tax benefit.

Liquidity and Capital Resources

We had $11.6 million and $30.9 million of cash and cash equivalents as of December 31, 2022 and December 31, 2021, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $77.7 million as of December 31, 2022, including the MSLP Loan of $51.0 million, and convertible notes of $26.7 million, compared to total debt obligations of approximately $77.3 million as of December 31, 2021.

Our working capital requirements reflect the growth of our business over the last few years, in particular, the past focus on our subscription model. Working capital is primarily driven by growth in our subscription sales which impacts accounts receivable. Our recent shift to prioritize traditional cash sales over subscription sales is designed to improve liquidity and reduce working capital requirements over time. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 47:53 in the year ended December 31, 2022, compared to 56:44 in 2021. We expect to increase the ratio of traditional sales to subscription sales in 2023 and beyond. We expect inventory to continue to increase in the short term, but at a lower rate than the rate of revenue growth.

We also require modest funding for capital expenditures. Our capital expenditures relate primarily to our research and development facilities in Yokneam, Israel and San Jose, California. In addition, our capital investments have included improvements and expansion of our subsidiaries’ operations to support our growth.

Issuance of Secured Subordinated Convertible Notes

Contemporaneously with the MSLP Loan Agreement, on December 9, 2020, we issued $26.7 million aggregate principal amount of the Notes to the Madryn noteholders pursuant to the terms of the Exchange Agreement. The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. In connection with the Exchange Agreement, we also entered into (i) the Madryn Security Agreement as of December 9, 2020, pursuant to which we agreed to grant Madryn a security interest, in substantially all of our assets, to secure the obligations under the Notes and (ii) a Subordination of Debt Agreement dated as of December 9, 2020 (the “CNB Subordination Agreement”). The Notes are convertible at any time into shares of our common stock at an initial conversion price of $3.25 per share, subject to adjustment. For additional information regarding the Notes, Exchange Agreement, Madryn Security Agreement and CNB Subordination Agreement, see Note 11 “Madryn Long-Term Debt and Convertible Notes” to our consolidated financial statements included elsewhere in this report.

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

CNB Loan Agreement

We have a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries to be used to finance working capital requirements. As of December 31, 2021, a portion of the proceeds from the MSLP Loan described above was used to repay $3.2 million of outstanding borrowings under the CNB Loan Agreement. There was $nil outstanding balance as of December 31, 2022 and December 31, 2021. On February 22, 2023, CNB notified the Company that it would be temporarily restricting advances under the Fourth Amended and Restated CNB Loan Agreement pursuant to its rights under Section 2 of the agreement. CNB and the Company continue to actively discuss lifting the restrictions on advances under the credit facility.

On August 26, 2021 we entered into the Fourth Amended and Restated CNB Loan Agreement with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced from $10.0 million to $5.0 million at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3.0 million to $1.5 million, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. As of December 31, 2022, and December 31, 2021, we were in compliance with all required covenants. For additional information on the CNB Loan Agreement and the related agreements, see Note 13 “Credit Facility” to our consolidated financial statements included elsewhere in this report.

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

During the year ended December 31, 2022, we issued and sold 0.4 million shares of our common stock shares to Lincoln Park under the Equity Purchase Agreement, at which point this agreement expired. The net cash proceeds from shares issuance as of December 31, 2022 were $0.3 million. The Equity Purchase Agreement expired on July 1, 2022 and was subsequently replaced by the 2022 LPC Purchase Agreement.

The 2021 Private Placement

On December 15, 2021, we entered into a securities purchase agreement pursuant to which we issued and sold to certain investors an aggregate of 9,808,418 shares of our common stock and 3,790,755 shares of our non-voting convertible preferred stock. The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2021 Private Placement transaction is discussed in Note 16 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

The 2022 LPC Purchase Agreement

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.7 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Through December 31, 2022, we issued an additional 6.5 million shares of common stock to Lincoln Park at an average price of $0.30 per share, for a total value of $2.0 million. For additional information regarding the 2022 LPC Purchase Agreement, see Note 16 “Stockholders Equity” in the notes to our audited consolidated financial statements included elsewhere in this report.

The 2022 Private Placement

On November 18, 2022, we consummated the 2022 Private Placement whereby we entered into a securities purchase agreement pursuant to which we issued and sold to certain investors an aggregate of 1,750,000 shares of our common stock and 3,185,000 shares of our voting convertible preferred stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2022 Private Placement transaction is discussed in Note 16 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

Government Assistance Programs

In April 2020, Venus Concept Inc. and Venus USA, received funding in the total amount of $4.1 million, in connection with two “Small Business Loans” under the PPP.

We borrowed $1.7 million pursuant to the Venus Concept PPP Loan. Venus USA also borrowed $2.4 million pursuant to the Venus USA PPP Loan. The terms of the Venus USA PPP Loan are substantially similar to the terms of the Venus Concept PPP Loan. In 2021, we applied through CNB, for partial forgiveness of both PPP Loans with the SBA and received partial forgiveness of the Venus USA PPP Loan in the amount of $1.7 million and the Venus Concept PPP Loan in the amount of $1.1 million. The remaining portion of the PPP Loans of the Company was fully repaid in the year ended December 31, 2022.

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

Capital Resources

As of December 31, 2022, we had capital resources consisting of cash and cash equivalents of approximately $11.6 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

We believe that the net proceeds from the 2022 Private Placement, the 2021 Private Placement, the proceeds from issuance of our common stock to Lincoln Park, the proceeds from the government assistance programs, the proceeds from the MSLP Loan, our continued availability under the 2022 LPC Purchase Agreement, our strategic cash flow enhancement initiatives, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We cannot assure you that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

Cash flows

The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(26,980)	$(19,771)
Cash used in investing activities	(336)	(552)
Cash provided by financing activities	8,009	16,819
Net increase in cash, cash equivalents and restricted cash	$(19,307)	$(3,504)

Cash Flows from Operating Activities

For the year ended December 31, 2022, cash used in operating activities consisted of a net loss of $43.6 million, partially offset by a decrease in net operating assets of $0.4 million and non-cash operating expenses of $16.2 million. The use of cash in net operating assets was attributable to a decrease in accounts receivable of $9.9 million, a decrease in prepaid expenses of $1.0 million, an increase in current operating lease liabilities of $1.8 million, and an increase in other long-term operating lease liabilities of $4.2 million. These were offset by an increase in inventories of $5.8 million, an increase in operating right-of-use assets of $5.9 million, and a decrease in accrued expenses and other current liabilities of $3.7 million. The non-cash operating expenses consisted of provision for bad debts of $7.3 million, depreciation and amortization of $4.5 million, finance expenses and accretion of $0.4 million, stock-based compensation expense of $2.1 million, provision for inventory obsolescence of $2.4 million, partially offset by a deferred tax recovery of $0.7 million.

In the year ended December 31, 2021, cash used in operating activities consisted of a net loss of $22.1 million and an investment in net operating assets of $5.3 million, partially offset by non-cash operating expenses of $7.6 million. The investment in net operating assets was primarily attributable to a decrease in inventories of $4.3 million, an increase in other current assets of $1.9 million, a decrease in other long-term assets of $0.1 million, an increase in advances to suppliers of $0.4 million, an increase in unearned interest income of $0.3 million and an increase in other long-term liabilities of $0.3 million. This was partially offset by a decrease in prepaid expenses of $0.5 million, a decrease in accounts receivable of $0.9 million, primarily due to stronger collections as customers start to recover from the pandemic globally during 2021, a decrease in accounts payable of $1.4 million, a decrease in accrued expenses and other current liabilities of $0.9 million and a decrease in severance pay funds of $0.1 million. The non-cash operating expenses consisted mainly of a recovery for bad debts of $0.3 million, depreciation and amortization of $4.9 million, finance expenses and accretion of $1.8 million, stock-based compensation expense of $2.1 million, provision for inventory obsolescence of $1.5 million, loss on the sale of a subsidiary of $0.6 million, gain on forgiveness of government assistance loans of $2.8 million and deferred tax benefit of $0.2 million.

Cash Flows from Investing Activities

In the year ended December 31, 2022, cash used in investing activities consisted of $0.3 million for the purchase of property and equipment.

In the year ended December 31, 2021, cash used in investing activities consisted of $0.5 million for the purchase of property and equipment and the proceeds from the sale of a subsidiary, net of cash relinquished.

Cash Flows from Financing Activities

In the year ended December 31, 2022, cash provided by financing activities consisted primarily of net proceeds from 2022 Private Placement of $6.5 million and proceeds from the issuance of common stock of $2.1 million, partially offset by the $0.5 million repayment of government assistance loans.

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

As of December 31, 2022, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $20.8 million. In addition, as of December 31, 2022, we had $1.6 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items”.

The following table summarizes our contractual obligations as of December 31, 2022, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$13,731	$79,768	$—	$—	$93,499
Operating leases	1,959	2,689	1,545	543	6,736
Purchase commitments	21,175	—	—	—	21,175
Total contractual obligations	$36,865	$82,457	$1,545	$543	$121,410

On March 25, 2021, we entered into an endorsement agreement for the services of Venus Williams, four-time Olympic Gold Medalist, seven-time Grand Slam Champion and entrepreneur, pursuant to which Ms. Williams will act as a brand ambassador for Venus Bliss. The endorsement agreement expired on November 1, 2022.

For an additional description of our commitments see Note 9, “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Annual Report.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report. We believe that the assumptions and estimates associated with revenue recognition, long-term receivables, allowance for doubtful accounts, warranty accrual, and stock-based compensation have the most significant impact on our consolidated financial statements, and therefore, we consider these to be our critical accounting policies and estimates.

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

Long-term receivables

Long-term receivables relate to our subscription revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for doubtful accounts. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% to 10% for the year ended December 31, 2022, and 8% to 9% for the year ended December 31, 2021. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure for this Item.

Item 8.	Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Venus Concept Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Venus Concept Inc. and its subsidiaries (the Company) as of December 31, 2022, and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and 2021, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has reported recurring net losses and negative cash flows from operations, that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2022 due to the adoption of ASU No. 2016-02, Leases as amended.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory valuation – Refer to Note 2 and 7 to the consolidated financial statements

Critical Audit Matter Description

As described in Note 2 and 7 to the consolidated financial statements, inventory is valued at the lower of cost and net realizable value, and management records a provision as necessary to appropriately value inventories that are obsolete, have quality issues, or are damaged. Provision expense is recorded in cost of goods sold. As of December 31, 2022, the Company’s consolidated net inventories balance was $23,906 (‘000) inclusive of the inventory provision.

Auditing management’s inventory carrying value adjustments involved significant judgment because the estimates are based on a number of factors that are affected by market, industry, and competitive conditions outside the Company's control. In particular, in estimating inventory carrying value adjustments, management developed assumptions such as forecasts of future sales quantities and the selling prices, which are sensitive to the competitiveness of product offerings, customer requirements, and product life cycles. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How the Critical Audit Matter Was Addressed in the Audit

Our approach to addressing the matter included the following procedures, among others:

●

We obtained an understanding, evaluated the design and implementation of internal controls over the Company's inventory carrying value adjustment determination process, including the basis for developing above-described assumptions and management’s judgments.

●	We observed the physical condition of inventories during inventory counts.

●	We evaluated the appropriateness of management’s process for developing the estimates of net realizable value.

●	We tested the reliability of reports used by management by agreeing to underlying records.

●

We tested the reasonableness of the assumptions about quality, damaged inventory, future demand, selling prices and cost necessary to sell by considering historical trends and consistency with evidence obtained in other areas of the audit.

●	We confirmed the assumptions related to future sales with individuals within the production and manufacturing teams to ensure consistency with management’s estimates.

Going Concern

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company may not have sufficient cash to fund its operations, and therefore, must achieve profitable operations and/ or obtain additional equity or debt financing. In addition, the global economy, including the financial and credits markets has recently experienced extreme volatility and disruptions including increases in inflation rates, rising interest rates, foreign currency fluctuations. All these factors point to uncertainty and about economic stability and impacted management’s judgements and estimates. Management has prepared future cash flow forecasts, which involves judgement and estimation of key variables that affect cash flows, such as planned capital expenditures, revenue, production volumes and market conditions.

We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts, planned refinancing actions and other assumptions used in the Company’s going concern analysis. The Company’s ability to execute the planned financing actions are especially judgmental given that the global financial markets and economic conditions have been, and continue to be, volatile.

This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report.

Audit Response

We responded to this matter by evaluating management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We evaluated the cash flow forecasts prepared by management and evaluated the integrity and arithmetical accuracy of the model.

●

We evaluated the key assumptions used in management’s model to estimate future cash flows by comparing assumptions used by management against historical performance, budgets, economic and industry indicators and publicly available information.

●	We compared the assumptions related to revenue projections to those used in impairment assessments of non-financial assets.

●

We assessed the adequacy of the going concern disclosure included in Note 1 to the consolidated financial statements and consider these to appropriately reflect the assessments that management has performed.

/s/ MNP LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2019.

Toronto, Canada

March 27, 2023

VENUS CONCEPT INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended, December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,569	$30,876
Accounts receivable, net of allowance of $13,619 and $11,997 as of December 31, 2022, and 2021	37,262	46,918
Inventories	23,906	20,543
Prepaid expenses	1,688	2,737
Advances to suppliers	5,881	5,667
Other current assets	3,702	3,758
Total current assets	84,008	110,499
LONG-TERM ASSETS:
Long-term receivables, net	20,044	27,710
Deferred tax assets	947	284
Severance pay funds	741	817
Property and equipment, net	1,857	2,669
Operating right-of-use assets, net	5,862	—
Intangible assets	11,919	15,393
Total long-term assets	41,370	46,873
TOTAL ASSETS	$125,378	$157,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$8,033	$8,418
Accrued expenses and other current liabilities	16,667	19,512
Current portion of long-term debt	7,735	—
Income taxes payable	117	294
Unearned interest income	2,397	2,678
Warranty accrual	1,074	1,245
Deferred revenues	1,765	2,030
Operating lease liabilities	1,807	—
Current portion of government assistance loans	—	543
Total current liabilities	39,595	34,720
LONG-TERM LIABILITIES:
Long-term debt	70,003	77,325
Income tax payable	374	563
Accrued severance pay	867	911
Deferred tax liabilities	—	46
Unearned interest income	957	1,355
Warranty accrual	408	508
Long-term operating lease liabilities	4,221	—
Other long-term liabilities	215	348
Total long-term liabilities	77,045	81,056
TOTAL LIABILITIES	116,640	115,776
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (Note 1):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of December 31, 2022 and 2021; 77,125,328 and 63,982,580 issued and outstanding as of December 31, 2022 and 2021, respectively	29	27
Additional paid-in capital	232,169	221,321
Accumulated deficit	(224,105)	(180,405)
TOTAL STOCKHOLDERS’ EQUITY	8,093	40,943
Non-controlling interests	645	653
	8,738	41,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,378	$157,372

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended, December 31,
	2022	2021
Revenue
Leases	$35,267	$45,094
Products and services	64,230	60,528
	99,497	105,622
Cost of goods sold
Leases	9,435	10,459
Products and services	24,091	21,069
	33,526	31,528
Gross profit	65,971	74,094
Operating expenses:
Selling and marketing	40,276	41,920
General and administrative	49,618	40,070
Research and development	10,953	9,646
Gain on forgiveness of government assistance loans	—	(2,775)
Total operating expenses	100,847	88,861
Loss from operations	(34,876)	(14,767)
Other expenses:
Foreign exchange loss	3,387	2,559
Finance expenses	4,561	4,955
Loss on disposal of subsidiaries	1,482	567
Loss before income taxes	(44,306)	(22,848)
Income tax (benefit) expense	(722)	(707)
Net loss	(43,584)	(22,141)
Net loss attributable to stockholders of the Company	(43,700)	(23,013)
Net income (loss) attributable to non-controlling interest	116	872

Net loss per share:
Basic	$(0.66)	$(0.42)
Diluted	$(0.66)	$(0.42)
Weighted-average number of shares used in per share calculation:
Basic	65,960	54,466
Diluted	65,960	54,466

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(43,584)	$(22,141)
Loss attributable to stockholders of the Company	(43,700)	(23,013)
Income (loss) attributable to non-controlling interest	116	872
Comprehensive loss	$(43,584)	$(22,141)

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

	Series A Preferred	Series A Preferred	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2021	—	—	53,551,126	$26	$201,598	$(157,392)	$(471)	$43,761
2021 Private Placement shares, net of costs	3,790,755	—	9,808,418	1	16,587	—	—	16,588
Dividends from subsidiaries	—	—	—	—	—	—	(293)	(293)
December 2020 Public Offering warrants exercise	—	—	361,200	—	903	—	—	903
Beneficial conversion feature	—	—	—	—	152	—	—	152
Acquisition of non-controlling interest	—	—	—	—	(341)	—	341	-
Net loss — the Company	—	—	—	—	—	(23,013)	—	(23,013)
Net loss — non-controlling interest	—	—	—	—	—	—	872	872
Options exercised	—	—	261,836	—	354	—	—	354
Disposal of subsidiary	—	—	—	—	—	—	204	204
Stock-based compensation	—	—	—	—	2,068	—	—	2,068
Balance — December 31, 2021	3,790,755	—	63,982,580	$27	$221,321	$(180,405)	$653	$41,596
Net loss — the Company	—	—	—	—	—	(43,700)	—	(43,700)
Net income — non-controlling interest	—	—	—	—	—	—	116	116
Dividends from subsidiaries	—	—	—	—	—	—	(124)	(124)
Options exercised	—	—	16,464	0*	23	—	—	23
Conversion of 2021 Private Placemat shares	(3,790,755)	—	3,790,755	1	—	—	—	1
2022 Private Placement shares, net of costs	3,185,000	—	1,750,000	0*	6,518	—	—	6,518
Issuance of common stock	—	—	7,585,529	1	2,203	—	—	2,204
Stock-based compensation	—	—	—	—	2,104	—	—	2,104
Balance — December 31, 2022	3,185,000	—	77,125,328	29	232,169	(224,105)	645	8,738

* Presented as $0 due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,584)	$(22,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,463	4,854
Stock-based compensation	2,104	2,068
Provision (recovery) for bad debt	7,337	(263)
Provision for inventory obsolescence	2,420	1,456
Finance expenses and accretion	414	1,779
Deferred tax recovery	(709)	(165)
Loss on sale of subsidiaries	—	567
Loss on disposal of property and equipment	158	—
Gain on forgiveness of government assistance loans	—	(2,775)
Changes in operating assets and liabilities:
Accounts receivable short- and long-term	9,855	(869)
Inventories	(5,783)	(4,261)
Prepaid expenses	1,049	(454)
Advances to suppliers	(214)	(3,080)
Other current assets	56	1,908
Operating right-of-use assets, net	(5,862)	-
Other long-term assets	200	(98)
Trade payables	(385)	2,096
Accrued expenses and other current liabilities	(3,647)	(889)
Current operating lease liabilities	1,807	-
Severance payments	76	(132)
Unearned interest income	(679)	305
Long-term operating lease liabilities	4,221	—
Other long-term liabilities	(277)	323
Net cash used in operating activities	(26,980)	(19,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(336)	(512)
Cash received from sale of subsidiaries, net of cash relinquished	-	(40)
Net cash used in investing activities	(336)	(552)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercises of 2020 December Public Offering Warrants	—	903
2021 Private Placement, net of costs of $259	—	16,740
2022 Private Placement, net of costs of $202	6,518	—
Proceeds from issuance of common stock	2,135	—
Repayment of government assistance loans	(543)	(738)
Dividends from subsidiaries paid to non-controlling interest	(124)	(293)
Payment of earn-out liability	-	(147)
Proceeds from exercise of options	23	354
Net cash provided by financing activities	8,009	16,819
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(19,307)	(3,504)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	30,876	34,380
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$11,569	$30,876
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$329	$116
Cash paid for interest	$4,147	$3,292
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issuance costs	$438	$-
2021 Private Placement costs	$-	$259
2022 Private Placement costs	$202	$-

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  December 31, 2022 and  December 31, 2021, the Company had an accumulated deficit of $224,105 and $180,405, respectively. The Company was in compliance with all required covenants as of  December 31, 2022, and  December 31, 2021. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the consolidated financial statements are issued. As of  December 31, 2022, and for the twelve months then ended management believes the impact of COVID-19 on our business has largely subsided, but we continue to closely monitor all COVID-19 developments including its impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. In addition, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings, and issuance of capital stock. On  June 16, 2020, the Company entered into the Equity Purchase Agreement with Lincoln Park Capital Fund LLC ("Lincoln Park"), which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company  may sell to Lincoln Park up to $31,000 worth of shares of its common stock from time to time over the two-year term of the agreement. Any shares of common stock sold to Lincoln Park will be sold at a purchase price that is based on the prevailing prices of the common stock at the time of each sale. During the year ended  December 31, 2022, the Company raised net cash proceeds of $272 under the Equity Purchase Agreement as described below. The Equity Purchase Agreement expired on  July 1, 2022. On  July 12, 2022, the Company entered into the 2022 LPC Purchase Agreement with Lincoln Park, the details of which are described in Note 16 below. In  December 2021, the Company issued and sold to investors 9,808,418 shares of common stock, par value $0.0001 per share, and 3,790,755 shares of the convertible preferred stock, par value $0.0001 per share for the total gross proceeds of $16,999 (see “The 2021 Private Placement” in Note 16). In  February 2021, several investors exercised an aggregate of 361,200  December 2020 Public Offering Warrants at the exercise price of $2.50 per share. The total proceeds received by the Company from the  December 2020 Public Offering Warrants exercises were $903. In  November 2022, the Company issued and sold to investors 1,750,000 shares of common stock, par value $0.0001 per share, and 3,185,000 shares of voting convertible preferred stock, par value $0.0001 per share for the total gross proceeds of $6,720 (see “The 2022 Private Placement” in Note 16). Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

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

Operational Review of Subsidiaries

During the year ended  December 31, 2022, the Board of Directors of the Company (the "Board") made several strategic decisions to dissolve itself of underperforming direct sales offices in the countries which were not anticipated to produce sustainable results. As a part of this initiative, the Company has enacted a plan to dissolve its equity interests in Venus Concept Sucursal Colombia ("Venus Colombia"), a branch office of Venus Canada, Venus Concept France SAS ("Venus France"), and Venus Concept Argentina SA ("Venus Argentina"). In November 2022, the Company completed the dissolution of Venus France, and no severance costs are expected to be incurred in association with the planned divestiture of Venus Colombia Venus France, or Venus Argentina. The Company recognized severance and retention costs associated with Venus Concept SL ("Venus Spain") totaling $102 during the year ended  December 31, 2022. These disposals will not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, therefore the results of operations and net assets of these subsidiaries are not reported as discontinued operations or held for sale, respectively, under the guidance of Accounting Standards Codification (“ASC”) 205-20-45.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and with the instructions to Form 10-K and Regulation S-X.

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of December 31, 2022 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts and the carrying value of intangible and long-lived assets.

Amounts reported in thousands within this report are computed based on the amounts in dollars. As a result, the sum of the components reported in thousands  may not equal the total amount reported in thousands due to rounding. Certain columns and rows within tables  may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

In the Form 10-Q for the period ended  March 31, 2021, filed with the SEC on  May 17, 2021, in the Form 10-Q for the period ended  June 30, 2021, filed with the SEC on  August 17, 2021, in the form 10-Q for the period ended  September 30, 2021, filed with the SEC on  November 12, 2021 and in the Form 10-K for the year ended  December 31, 2021, filed with the SEC on  March 28, 2022, the revenue by geographic location, which is based on the product shipped to location, was presented incorrectly (see below). The Company corrected the presentation in the accompanying consolidated financial statements for the periods presented (see Note 18).

	Reclassification Adjustment
	Three Months Ended				Year Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
United States	$(362)	$(615)	$(703)	$(440)	$(2,120)
International	362	615	703	440	2,120
Total revenue	$—	$—	$—	$—	$—

Additionally, the Company performed reclassifications within the Operating Expenses section of the Statements of Operations. The intent was to reclassify clinical affairs costs and clinical training costs previously presented within general and administrative expenses into research and development and selling and marketing expenses, respectively.

The following table summarizes the impact of the reclassification adjustment on the Company's Annual Report on Form 10-K filed on March 28, 2022, as well as the unaudited Form 10-Q filings for the periods in 2021 and 2022:

	As previously reported	Adjustment	As reclassified

Consolidated statements of operations:
For the year ended December 31, 2021
Selling and marketing	$37,438	$4,482	$41,920
General and administrative	45,940	(5,870)	40,070
Research and development	8,258	1,388	9,646

Condensed consolidated statements of operations for the three months ended:
March 31, 2022
Selling and marketing	9,903	1,181	11,084
General and administrative	13,094	(1,622)	11,472
Research and development	2,202	441	2,643
March 31, 2021
Selling and marketing	7,854	1,052	8,906
General and administrative	12,165	(1,408)	10,757
Research and development	2,051	356	2,407

June 30, 2022
Selling and marketing	9,487	1,036	10,523
General and administrative	14,249	(1,312)	12,937
Research and development	2,436	276	2,712
June 30, 2021
Selling and marketing	10,114	1,139	11,253
General and administrative	7,828	(1,468)	6,360
Research and development	2,024	329	2,353

September 30, 2022
Selling and marketing	8,094	1,275	9,369
General and administrative	14,128	(1,723)	12,405
Research and development	2,576	448	3,024
September 30, 2021
Selling and marketing	8,775	1,035	9,810
General and administrative	11,990	(1,337)	10,653
Research and development	1,930	302	2,232

Reclassification of Comparative Amounts

The Company previously offset certain Trade Payables with Advances to Suppliers associated with one vendor. In accordance with U.S. GAAP, the Company determined there is no intent to settle the Trade Payables on a net basis. The error is a reclassification which results in an increase of Trade Payables and Advances to Suppliers. Items previously reported have been reclassified to conform to U.S. GAAP and the reclassification did not have any impact on the consolidated statements of operations, consolidated statements of comprehensive loss, or consolidated statement of stockholders' equity.

The following table summarizes the impact of the reclassification adjustments on the Company's Form 10-K previously filed on March 28, 2022 as well as the unaudited condensed consolidated balance sheets for the affected Quarterly Periods in 2022:

	As previously reported	Adjustment	As reclassified

Consolidated balance sheets:
December 31, 2021
Advances to suppliers	$2,162	$3,505	$5,667
Trade payables	4,913	3,505	8,418

March 31, 2022
Advances to suppliers	3,532	2,856	6,388
Trade payables	4,788	2,856	7,644

June 30, 2022
Advances to suppliers	2,869	3,090	5,959
Trade payables	4,184	3,090	7,274

September 30, 2022
Advances to suppliers	3,605	2,186	5,791
Trade payables	6,093	2,186	8,279

The following table summarizes the impact of the reclassification adjustments on the Company's Form 10-K previously filed on March 28, 2022 as well as the unaudited condensed consolidated statements of cash flows for the affected Quarterly Periods in 2022:

	As previously reported	Adjustment	As reclassified

Consolidated statements of cash flows:
For the year ended December 31, 2021
Changes in operating assets and liabilities:
Advances to suppliers	$425	$(3,505)	$(3,080)
Trade payables	(1,409)	3,505	2,096

For the three months ended March 31, 2022
Changes in operating assets and liabilities:
Advances to suppliers	(1,370)	(2,856)	(4,226)
Trade payables	(125)	2,856	2,731
For the three months ended March 31, 2021
Changes in operating assets and liabilities:
Advances to suppliers	(1,417)	(1,680)	(3,097)
Trade payables	(178)	1,680	1,502

For the six months ended June 30, 2022
Changes in operating assets and liabilities:
Advances to suppliers	(707)	(3,090)	(3,797)
Trade payables	(729)	3,090	2,361
For the six months ended June 30, 2021
Changes in operating assets and liabilities:
Advances to suppliers	(772)	(2,291)	(3,063)
Trade payables	(640)	2,291	1,651

For the nine months ended September 30, 2022
Changes in operating assets and liabilities:
Advances to suppliers	(1,443)	(2,186)	(3,629)
Trade payables	1,180	2,186	3,366
For the nine months ended September 30, 2021
Changes in operating assets and liabilities:
Advances to suppliers	(142)	(2,500)	(2,642)
Trade payables	(1,573)	2,500	927

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Venus Concept Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Where the Company does not own 100% of its subsidiaries, it accounts for the partial ownership interest through non-controlling interest.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the implicit interest rate used to record lease revenue, allowance for doubtful accounts, inventory valuation, stock-based compensation, warranty accrual, the valuation and measurement of deferred tax assets and liabilities, accrued severance pay, useful lives of property and equipment, earn-out liability, useful lives of intangible assets, impairment of long-lived assets and valuation of acquired intangible assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

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

Risks and Uncertainties

While the impact of COVID-19 on our Company has largely subsided, we continue to closely monitor all COVID-19 developments including its impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. In addition, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, foreign currency impacts, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our Company cannot be predicted.

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

The Company has borrowings with interest rates that are subject to fluctuations as charged by the lender. The Company does not use derivative financial instruments to mitigate the exposure to interest rate risk. The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash used in operating activities to meet its requirements. As of December 31, 2022 and 2021, the most significant financial liabilities are trade payables, accrued expenses and other current liabilities and long-term debt.

Concentration of Customers

For the years ended December 31, 2022 and 2021, there were no customers accounting for more than 10% of the Company’s revenue and no customers accounting for more than 10% of the Company’s accounts receivable.

Allowance for Doubtful Accounts

Trade accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to the Company's consolidated financial position, results of operations and cash flows. The allowance for doubtful accounts was $13,619 and $11,997 as of December 31, 2022 and 2021, respectively.

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

Long-term Receivables

Long-term receivables relate to the Company’s subscription revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, plus accrued interest, net of the allowance for credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% to 10% for the year ended December 31, 2022 and 8% to 9% for the year ended December 31, 2021. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

Leases

The Company determines if an agreement is, or contains, a lease at inception. An agreement is, or contains, a lease if the contact conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company leases assets including land and buildings, vehicles, and equipment. For leases with a term of 12 months or less or of low value, the payments are expensed as incurred.

The Company recognizes a right-of-use asset and a lease liability at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and an estimate of costs to dismantle and remove the underlying asset or to restore the underlying asset or the site on which it is located, less any lease incentives received.

An operating lease is a lease in which a lessor transfers the use of an asset to a lessee for a period of time but does not effectively transfer control of the underlying asset. For lessees, a lease is a finance lease if the lessee effectively obtains control of the underlying asset, by meeting any of the following five criteria:

i.	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.

ii.	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

iii.	The lease term is for a major part (generally 75%) of the remaining economic life of the underlying asset.

iv.	The sum of the lease payments and the present value of any residual value guaranteed by the lessee amounts to or exceeds substantially all (generally 90%) of the fair value of the underlying asset.

v.	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

For a finance lease, the right-of-use asset is subsequently depreciated using the straight-line method from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term. The estimated useful lives of right-of-use assets are determined on the same basis as those of property, plant and equipment. For an operating lease, amortization of the right-of-use asset is calculated as the difference between the straight-line rent expense and the interest expense on the lease liability for a given period. In addition, the right-of-use asset is periodically reduced by impairment losses, if any, and adjusted for certain remeasurements of the lease liability.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company uses its incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the discount rate. The Company has determined that there are no variable payments, residual value guarantees, lease renewal options or early termination options that are reasonably certain to be exercised, and therefore have been excluded these from initial measurement.

The lease liabilities are subsequently measured at amortized cost using the effective interest method. They are remeasured when there is a change in future lease payments arising from a change in the lease term, if there is a change in the Company’s estimate of the amount expected to be payable under a residual value guarantee, or if the Company changes its assessment of whether it will exercise a purchase, extension or termination option.

All of our leases for which we are the lessee are operating leases and are included within operating lease right-of-use assets, net, operating lease liabilities, and long-term operating lease liabilities in our Consolidated Balance Sheets.

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

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with FASB, ASC 360-10, “Accounting for the Impairment of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. For assets that are to be held and used, impairment is assessed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying values. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value and estimated net realizable value. During the years ended December 31, 2022 and 2021, there was no impairment of long-lived assets.

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

Revenue Recognition

The Company adopted ASC 606 “Revenue from contract with customers” (“ASC 606”) on January 1, 2019 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s goods or services and will provide the consolidated financial statements’ readers with enhanced disclosures.

The Company generates revenue from (1) sales of systems through the subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and (3) service revenue from the sale of VeroGrafters technician services and an extended warranty service contracts provided to existing customers. VeroGrafters technician services were discontinued in the fourth quarter of 2021.

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

Advertising Costs

The cost of advertising and media is expensed as incurred. For the years ended December 31, 2022 and 2021, advertising costs totaled $1,776 and $1,821, respectively.

Research and Development

Research and development costs are charged to operations as incurred. Major components of research and development expenses consist of personnel costs, including salaries and benefits, hardware and software research and development costs, and clinical studies.

Warranty

The Company provides a standard warranty against defects for all of its systems. The warranty period begins upon shipment and is for a period of one to three years.

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

Recently Adopted Accounting Standards

In  November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). The authoritative guidance intended to provide consistent and transparent disclosures around government assistance by requiring disclosures of the type of government assistance, our accounting for the government assistance and the effect on our financial statements. This guidance was effective for the Company for the year ended  December 31, 2021. See Note 14 for more details regarding government assistance.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting.

On January 1, 2022, the Company adopted the standard and all related amendments, using the optional transition method (modified retrospective approach) applied to leases at the adoption date. Under the modified retrospective approach, comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

The Company elected the optional package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company also elected the practical expedient to not separate lease components from non-lease components for real estate leases.

As a result of the adoption of ASU 2016-02, the Company recorded right-of-use assets (“ROU”) of $5,862 and corresponding lease liabilities of $6,028 with no adjustment made to opening accumulated deficit.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Upon adoption of ASU 2016-02, ROU assets were adjusted for deferred rent and prepaids as of January 1, 2022. Lease expense is recognized on a straight-line basis over the expected lease term. The Company’s incremental borrowing rate is used in determining the present value of future payments at the commencement date of the lease, or for the adoption of ASU 2016-02, at January 1, 2022. Balances related to operating leases are included in ROU assets and current or noncurrent lease liabilities on the consolidated balance sheet.

All real estate leases are recorded on the balance sheet. Equipment and other non-real estate leases with an initial term of twelve months or less are not recorded on the balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Many leases include one or more options to renew the lease at the end of the initial term. The Company considered renewals in its ROU assets and operating lease liabilities. Certain real estate leases require payment for taxes, insurance and maintenance which are considered non-lease components. The company excluded the non-lease components for all real estate leases and included the non-lease components for all other leases (e.g., cars and equipment). The non-lease components were not separated for certain assets, as there may be no practical way to split the components in certain leases (e.g., cars) and are not material to the company.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract.

In  October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after  December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

In  May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260): Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”, which clarifies and reduces diversity in an issuer’s accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity being classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. This was effective for fiscal years beginning after  December 15, 2021, and interim periods within those years. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

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

In  February 2020, the FASB issued authoritative guidance (ASU 2020-02 – Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842)) that amends and clarifies Topic 326 and Topic 842. For Topic 326, the codification was updated to include the SEC staff interpretations associated with registrants engaged in lending activities. ASC Topic 326 is effective for annual periods beginning after  January 1, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact of applying this guidance.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	For the year ended December 31,
	2022	2021
Numerator:
Net loss	$(43,584)	$(22,141)
Net loss allocated to stockholders of the Company	$(43,700)	$(23,013)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic and diluted	65,960	54,466
Net loss per share:
Basic and diluted	$(0.66)	$(0.42)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2022 and 2021 because including them would have been antidilutive:

	December 31,
	2022	2021
Options to purchase common stock and restricted stock units ("RSUs")	12,741,394	5,977,179
Preferred stock	31,850,000	3,790,755
Restricted Stock	388,750	-
Shares reserved for convertible notes	8,215,706	8,213,880
Warrants for common stock	15,928,867	15,928,867
Total potential dilutive shares	69,124,717	33,910,681

4. SALE OF SUBSIDIARIES

Beginning in 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices in the countries which were not anticipated to produce sustainable results. As a part of this initiative over the course of fiscal year ended  December 31, 2021, the Company completed the following transactions:

•

Sold its share (80%) in its subsidiary, Venus Concept Africa (Pty) Ltd., to a non-controlling shareholder for a nominal cash consideration. The disposal resulted in a loss of approximately $188 for the year ended December 31, 2021, and no expenses for the year ended December 31, 2022.

•

In 2020, the Company sold its share (51%) in its Indian subsidiary, Venus Aesthetic LLP, to an unrelated third party for cash consideration of $400. The disposal resulted in a loss of approximately $579. In 2021 the Company wrote off the accounts receivable from the subsidiary disposal of $379.

•	Filed a Certificate of Dissolution to dissolve its wholly-owned subsidiary, Restoration Robotics Spain S.L. The dissolution resulted in no losses recognized for the year ended December 31, 2021.

As a part of this initiative over the course of fiscal year ended  December 31, 2022, the Company completed the following:

•	Filed a Certificate of Dissolution to dissolve its wholly-owned subsidiary, Venus France. The dissolution resulted in a loss of approximately $60 for the year ended December 31, 2022.

As these disposals did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, and total operating revenue of the disposed subsidiaries did not exceed 15% of the Company’s total revenue, therefore the results of operations for disposed subsidiaries were not reported as discontinued operations under the guidance of ASC 205- 20- 45.

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

Guaranteed investment certificates are classified within Level 2 as the Company uses alternative pricing sources and models utilizing market observable inputs for valuation. Contingent earn-out consideration was classified within Level 3. The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$59	$—	$59
Total assets	$—	$59	$—	$59

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$64	$—	$64
Total assets	$—	$64	$—	$64

6. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription contracts with control passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received within the arrangement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s consolidated balance sheets. The Company’s financing receivables, consisting of its sales-type leases, totaled $40,377 and $53,887 at December 31, 2022 and 2021, respectively, and are included in accounts receivable and long-term receivables on the consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for doubtful accounts as of December 31, 2022 and 2021. Based upon such assessment, the Company recorded an allowance for doubtful totaling $13,619 and $11,997 as of December 31, 2022 and 2021, respectively.

A summary of the Company’s accounts receivables is presented as follows:

	As of December 31,
	2022	2021
Gross accounts receivable	$70,925	$86,625
Unearned income	(3,354)	(4,033)
Allowance for doubtful accounts	(13,619)	(11,997)
	$53,952	$70,595
Reported as:
Current trade receivables	$37,262	$46,918
Current unearned interest income	(2,397)	(2,678)
Long-term trade receivables	20,044	27,710
Long-term unearned interest income	(957)	(1,355)
	$53,952	$70,595

Current subscription contracts are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for doubtful accounts, to be received by the Company over the next 5 years:

		December 31,
	Total	2023	2024	2025	2026	2027
Current financing receivables, net of allowance of $6,938	$20,333	$20,333	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $906	20,044	—	15,965	4,029	50	—
	$40,377	$20,333	$15,965	$4,029	$50	$—

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

The allowance for doubtful accounts consisted of the following activity for years ended  December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Balance at beginning of year	$11,997	$18,490
Write-offs	(5,715)	(6,230)
(Recovery) provision	7,337	(263)
Balance at end of year	$13,619	$11,997

7. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	December 31,
	2022	2021
Raw materials	$2,478	$2,368
Work-in-progress	2,112	1,649
Finished goods	19,316	16,526
Total inventory	$23,906	$20,543

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the year from upgraded sales. The Company expensed $31,555 ($28,089 in 2021) in cost of goods sold during the year. The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of December 31, 2022, a provision for obsolescence of $3,258 ($2,213 in 2021) was taken against inventory.

Property and Equipment, Net

Property and equipment, net consist of the following:

		December 31,
	Useful Lives (in years)	2022	2021
Lab equipment tooling and molds	4 – 10	$4,356	$8,194
Office furniture and equipment	6 – 10	1,240	1,743
Leasehold improvements	up to 10	794	1,839
Computers and software	3	906	1,939
Vehicles	5 – 7	37	37
Demo units	5	214	114
Total property and equipment		7,547	13,866
Less: Accumulated depreciation		(5,690)	(11,197)
Total property and equipment, net		$1,857	$2,669

Depreciation expense amounted to $990 and $1,381 for the years ended  December 31, 2022 and 2021.

Other Current Assets

	December 31,
	2022	2021
Government remittances (1)	$1,602	$1,322
Consideration receivable from subsidiaries sale	629	1,405
Deferred financing costs	301	223
Sundry assets and miscellaneous	1,170	808
Total other current assets	$3,702	$3,758

(1)	Government remittances are receivables from the local tax authorities for refund of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	December 31,
	2022	2021
Payroll and related expense	$2,244	$1,770
Accrued expenses	5,045	6,584
Commission accrual	3,761	4,529
Sales and consumption taxes	5,617	6,629
Total accrued expenses and other current liabilities	$16,667	$19,512

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	December 31,
	2022	2021
Balance as of the beginning of the year	$1,753	$1,639
Warranties issued during the year	993	1,231
Warranty costs incurred during the year	(1,264)	(1,117)
Balance at the end of the year	$1,482	$1,753
Current	1,074	1,245
Long-term	408	508
Total	$1,482	$1,753

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	December 31,
	2022	2021
Interest expense	$4,297	$3,720
Accretion on long-term debt and amortization of fees	264	1,235
Total finance expenses	$4,561	$4,955

8. LEASES

The following presents the various components of lease costs.

Year Ended December 31,
2022
Operating lease cost	$1,942,765
Short-term lease cost	267,503
Total lease cost	$2,210,268

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the amounts below.

Year Ended December 31,
2022
Operating cash outflows from operating leases	$1,943

The following table presents the weighted-average lease term and discount rate for operating leases.

Year Ended December 31,
2022
Operating leases
Weighted-average remaining lease term	4.2 yrs.
Weighted-average discount rate	4.00%

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.

Years ending December 31,	Operating leases
2023	$1,807
2024	1,409
2025	1,228
2026	1,038
2027	594
Thereafter	544
Imputed Interest (1)	(592)
Total	$6,028

(1)	Imputed interest represents the difference between undiscounted cash flows and cash flows.

9. INTANGIBLE ASSETS

In November 2019, the Company completed its business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the "Merger"), which included the addition of amortizable intangible assets, represented by the technology ($16,900) and the brand name ($1,200).

The carrying values of goodwill and indefinite-life intangible assets are subject to annual impairment assessment as of the last day of each fiscal year. Between annual assessments, impairment review may also be triggered by any significant events or changes in circumstances affecting the Company’s business. Based on the analysis of the intangible assets performed by management as of December 31, 2022 and 2021, no impairment was considered necessary.

Intangible assets net of accumulated amortization were as follows:

	At December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(429)	$971
Brand	2,500	(1,066)	1,434
Technology	16,900	(8,919)	7,981
Supplier agreement	3,000	(1,467)	1,533
Total intangible assets	$23,800	$(11,881)	$11,919

	At December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(336)	$1,064
Brand	2,500	(803)	1,697
Technology	16,900	(6,103)	10,797
Supplier agreement	3,000	(1,165)	1,835
Total intangible assets	$23,800	$(8,407)	$15,393

Amortization expense was $3,473 for the years ended December 31, 2022 and 2021.

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2023	$3,473
2024	3,473
2025	3,004
2026	657
2027	657
Thereafter	655
Total	$11,919

10. COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2022, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $20,775. In addition, as of December 31, 2022, the Company had $1,599 of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items”.

On  March 25, 2021, the Company entered into an endorsement agreement for the services of Venus Williams, four-time Olympic Gold Medalist, seven-time Grand Slam Champion and entrepreneur, pursuant to which Ms. Williams will act as a brand ambassador for Venus Bliss. The endorsement agreement expired on  November 1, 2022.

Aggregate service and purchase commitments with manufacturers as of December 31, 2022 are as follows:

Years ending December 31,	Purchase and Service Commitments
2023	$21,174,831
2024	—
2025	—
2026	—
2027	—
Thereafter	—
Total	$21,174,831

Legal Proceedings

Purported Shareholder Class Actions

In 2018 and 2019, four putative shareholder class action complaints were filed against Restoration Robotics, Inc., certain of its former officers and directors, certain of its venture capital investors, and the underwriters of the initial public offering (“IPO”). Two claims, captioned Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609, and Li v. Restoration Robotics, Inc., et al., No. 19CIV08173 (together, the “State Actions”), were filed in the Superior Court of the State of California, County of San Mateo, and assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act. Two additional claims, captioned Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712-EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18-cv-03883-BLF (together, the “Federal Actions”), were filed in the United States District Court for the Northern District of California and assert claims under Sections 11 and 15 of the Securities Act. The complaints in both the State Actions and Federal Actions alleged, among other things, that the Restoration Robotics’ Registration Statement filed with the SEC on  September 1, 2017 and the Prospectus filed with the SEC on  October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints sought unspecified monetary damages, other equitable relief and attorneys’ fees and costs. A settlement in the Federal Actions was granted final approval in the District Court on  September 9, 2021. A hearing on Plaintiff’s motion for final distribution of the settlement funds in the Federal Actions was held on February 16, 2023, and the District Court granted the motion for final distribution on February 17, 2023.

In the State Actions, the Plaintiffs filed a consolidated amended complaint on  January 17, 2020 seeking unspecified monetary damages, other equitable relief and attorneys’ fees and costs. Following the Delaware Supreme Court reversal of the Chancery Court’s decision in Sciabacucchi v. Salzberg which held that exclusive federal forum provisions are valid under Delaware law, the Company filed a renewed motion to dismiss based on its federal forum selection clause on  March 30, 2020, which was granted as to the Company and the individual defendants on  September 1, 2020 and a judgement of dismissal was entered by the Court on  September 22, 2020. On  November 23, 2020, plaintiff filed a notice of appeal of the Court’s order granting the renewed motion to dismiss. The court of appeal heard oral argument related to the appeal on  April 20, 2022, and on  April 28, 2022, issued its opinion affirming the trial court’s dismissal of the State Actions based on the federal forum selection clause. On  June 7, 2022, Plaintiff-Appellant Wong petitioned the California Supreme Court to review the appellate court’s opinion. The Company filed its Response to Plaintiff-Appellant Wong’s petition on  June 27, 2022, and Plaintiff-Appellant Wong filed a Reply in Support of the Petition For Review on  July 7, 2022. On  July 27, 2022, the California Supreme Court denied Plaintiff-Appellant Wong’s petition for review. Plaintiff-Appellant Wong’s deadline to seek review in the United States Supreme Court was  October 25, 2022, but no petition for review has been filed. As such, we consider this matter to have concluded as to the Company and the Company Defendants.

On  July 11, 2019, a verified shareholder derivative complaint was filed in the United States District Court for the Northern District of California, captioned Mason v. Rhodes, No. 5:19-cv-03997-NC. The complaint alleges that certain of Restoration Robotics’ former officers and directors breached their fiduciary duties, have been unjustly enriched and violated Section 14(a) of the Exchange Act in connection with the IPO and Restoration Robotics’ 2018 proxy statement. The complaint seeks unspecified damages, declaratory relief, other equitable relief and attorneys’ fees and costs. On  August 21, 2019, the District Court granted the parties’ joint stipulation to stay the Mason action. On  June 21, 2021, the District Court granted the parties’ further stipulation to stay the Mason action. On March 2, 2023, Plaintiff filed a stipulation voluntarily dismissing the action. The District Court has not yet entered the stipulation.

11. MAIN STREET TERM LOAN

On  December 8, 2020, the Company executed the MSLP Loan Agreement, the MSLP Note, and related documents for the MSLP loan. On  December 9, 2020, the MSLP Loan had been funded and the transaction was closed. The MSLP Note has a term of five years and bears interest at a rate per annum equal to 30-day LIBOR plus 3%. On  December 8, 2023 and  December 8, 2024, the Company must make an annual payment of principal plus accrued but unpaid interest in an amount equal to fifteen percent (15%) of the outstanding principal balance of the MSLP Note (inclusive of accrued but unpaid interest). The entire outstanding principal balance of the MSLP Note together with all accrued and unpaid interest is due and payable in full on  December 8, 2025. The Company  may prepay the MSLP Loan at any time without incurring any prepayment penalties. The MSLP Note provides for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. In addition, the MSLP Loan Agreement and MSLP Note contain various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of the Company’s assets, incur, create or permit to exist additional indebtedness, or liens, to make dividends and other restricted payments, and to make certain changes to its ownership structure.

As of December 31, 2022 and December 31, 2021, the Company was in compliance with all required covenants.

The scheduled payments on the outstanding borrowings as of December 31, 2022 are as follows:

As of December 31, 2022
2023	$11,594
2024	9,870
2025	40,053
Total	$61,517

12. MADRYN LONG-TERM DEBT AND CONVERTIBLE NOTES

On  October 11, 2016, Venus Ltd. entered into the Madryn Credit Agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Ltd.’s subsidiaries (the “Subsidiary Obligors”). The Madryn Credit Agreement was comprised of four tranches of debt aggregating $70,000. As of  September 30, 2020, the Subsidiary Obligors had borrowed $60,000 under the term A-1 and A-2 and B tranches of the Madryn Credit Agreement. Borrowings under the Madryn Credit Agreement were secured by substantially all of the Company’s assets and the assets of the Subsidiary Obligors. On the 24th payment date, which was  September 30, 2022, the aggregate outstanding principal amount of the loans, together with any accrued and unpaid interest thereon and all other amounts due and owing under the loan agreement were to become due and payable in full. The Madryn Credit Agreement was terminated effective  December 9, 2020 upon the funding and closing of the MSLP Loan as discussed below.

On  December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 11), the Company and its subsidiaries, Venus USA, Venus Canada, Venus Ltd., and the Madryn Noteholders (as defined below), entered into the Exchange Agreement dated as of  December 8, 2020, pursuant to which the Company (i) repaid $42,500 aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued, to the Madryn Noteholders, the Notes. The Madryn Credit Agreement was terminated effective  December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. Under certain circumstances, in the case of an event of default under the Notes, the then-applicable interest rate will increase by 4.0% per annum. Interest is payable quarterly in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on  December 31, 2020. The Notes will mature on  December 9, 2025, unless earlier redeemed or converted. In connection with the Exchange Agreement, the Company also entered into, by and among the Company, Venus USA, Venus Canada, Venus Ltd., and the Madryn Noteholders, (i) the Madryn Security Agreement, pursuant to which the Company agreed to grant Madryn a security interest in substantially all of its assets to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The security interests and liens granted to the Madryn Noteholders under the Madryn Security Agreement will terminate upon the earlier of (i) an assignment of the Notes (other than to an affiliate of the Madryn Noteholders) pursuant to the terms of the Exchange Agreement and (ii) the first date on which the outstanding principal amount of the Notes is less than $10,000. Obligations under the Notes are secured by substantially all of the assets of Venus Concept Inc. and its subsidiaries party to the Madryn Security Agreement. The Company’s obligations under the Notes and the security interests and liens created by the Madryn Security Agreement are subordinated to the Company’s indebtedness owing to CNB (including, but not limited, pursuant to the MSLP Loan Agreement (Note 11) and the CNB Loan Agreement, (Note 13)) and any security interests and liens which secure such indebtedness owing to CNB. The Notes are convertible at any time into shares of the Company’s common stock, par value $0.0001 per share, calculated by dividing the outstanding principal amount of the Notes (and any accrued and unpaid interest under the Notes) by the initial conversion price of $3.25 per share. In connection with the Notes, the Company recognized interest expense of $2,165 and $2,158 during the years ended December 31, 2022 and December 31, 2021, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of  December 31, 2022, and  December 31, 2021, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of December 31, 2022, and  December 31, 2021.

The scheduled payments on the outstanding borrowings as of December 31, 2022 are as follows:

As of December 31, 2022
2023	$2,137
2024	1,628
2025	28,217
Total	$31,982

For the years ended December 31, 2022 and 2021, the Company did not make any principal repayments.

13. CREDIT FACILITY

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

As of December 31, 2022 and December 31, 2021, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 11).

In connection with the Amended CNB Loan Agreement, the Company, Venus USA and Venus Canada issued a promissory note dated  August 26, 2021, in favor of CNB (the “CNB Note”) in the amount of $5,000 with a maturity date of   July 24, 2023 and the obligations of the Company pursuant to certain of the Company’s outstanding promissory notes were reaffirmed as subordinated to the indebtedness of the Company owing to CNB pursuant to a Supplement to Subordination of Debt Agreements dated as of  August 26, 2021 (the “Subordination Supplement”) by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, the Company and CNB. On February 22, 2023, CNB notified the Company that it would be temporarily restricting advances under the Fourth Amended and Restated CNB Loan Agreement pursuant to its rights under Section 2 of the agreement. CNB and the Company continue to actively discuss lifting the restrictions on advances under the credit facility.

14. GOVERNMENT ASSISTANCE PROGRAMS

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

In 2021, through CNB, the Company applied for and received partial forgiveness of the Venus USA PPP Loan in the amount of $1,689 and the Venus Concept PPP Loan in the amount of $1,086. The Company repaid $407 during the three months ended  March 31, 2022, and the remaining portion of the PPP Loans in the amount of $136 was fully repaid in  April 2022. As of December 31, 2022 the Company had $nil outstanding under the PPP Loans ($543 as of  December 31, 2021).

15. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all options granted and available for grant under the incentive plans and warrants to purchase common stock.

	December 31, 2022	December 31, 2021
Outstanding common stock warrants	15,928,867	15,928,867
Outstanding stock options and RSUs	13,130,144	5,977,179
Preferred shares	31,850,000	3,790,755
Shares reserved for conversion of future non-voting preferred share issuance	1,209,245	1,209,245
Shares reserved for conversion of future voting preferred share issuance	9,150,000	—
Shares reserved for future option grants and RSUs	376,201	589,064
Shares reserved for Lincoln Park	15,814,471	5,222,867
Shares reserved for Madryn Noteholders	8,215,706	8,213,880
Total common stock reserved for issuance	95,674,634	40,931,857

16. STOCKHOLDERS EQUITY

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

From commencement to expiry on  July 1, 2022, the Company issued and sold to Lincoln Park 3,437,087 shares of its common stock at an average price of $2.70 per share, and 209,566 of these shares were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $620 together with the issuance costs of $123 were recorded as deferred issuance costs in the consolidated balance sheet at inception and were amortized into consolidated statements of stockholders’ equity proportionally based on proceeds received during the term of the Equity Purchase Agreement. In 2022, the Company issued 400,000 shares of its common stock and the proceeds from common stock issuances as of December 31, 2022 were $272, with no issuance costs. The proceeds in the amount of $272 were recorded in the condensed consolidated statements of cash flows as net cash proceeds from issuance of common stock. The Equity Purchase Agreement expired on  July 1, 2022, and was replaced with the 2022 LPC Purchase Agreement discussed below.

2022 LPC Purchase Agreement with Lincoln Park

On  July 12, 2022, the Company entered into the 2022 LPC Purchase Agreement, as the Equity Purchase Agreement expired on  July 1, 2022. The 2022 LPC Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company  may sell to Lincoln Park up to $11,000 of shares (the “Purchase Shares”) of its common stock, par value $0.0001 per share. Concurrently with entering into the 2022 LPC Purchase Agreement, the Company also entered into a registration rights agreement (the “2022 LPC Registration Rights Agreement”) with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2022 LPC Purchase Agreement. The aggregate number of shares that the Company can issue to Lincoln Park under the 2022 LPC Purchase Agreement  may not exceed 12,873,368 shares of common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the 2022 LPC Purchase Agreement (the “2022 Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the 2022 Exchange Cap, in which case the 2022 Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the 2022 LPC Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the 2022 LPC Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the 2022 LPC Purchase Agreement, plus an incremental amount to take into account the issuance of the commitment shares to Lincoln Park under the 2022 LPC Purchase Agreement, such that the transactions contemplated by the 2022 LPC Purchase Agreement are exempt from the 2022 Exchange Cap limitation under applicable Nasdaq rules. In all instances, the Company  may not sell shares of its common stock to Lincoln Park under the 2022 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. Upon execution of the 2022 LPC Purchase Agreement, the Company issued 685,529 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement at the total amount of $330. Through December 31, 2022, the Company issued an additional 6,500,000 shares of common stock to Lincoln Park at an average price of $0.30 per share for a total value of $1,970. Further information regarding the 2022 LPC Purchase Agreement is contained in the Company’s Form 8-K filed with the SEC on  July 12, 2022.

The 2021 Private Placement

In  December 2021, the Company consummated the 2021 Private Placement whereby it entered into a securities purchase agreement with certain investors (collectively, the “2021 Investors”) pursuant to which the Company issued and sold to the 2021 Investors an aggregate of 9,808,418 shares of common stock, par value $0.0001 per share, and 3,790,755 shares of the convertible preferred stock, par value $0.0001 per share (the “Non-Voting Preferred Stock”), which are convertible into 3,790,755 shares of common stock upon receipt of a valid conversion notice by the Company from a 2021 Investor. The 2021 Private Placement was completed on  December 15, 2021. The gross proceeds from the securities sold in the 2021 Private Placement was $16,999. The costs incurred with respect to the 2021 Private Placement totaled $259 and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity as presented in the 2021 Annual Report on Form 10-K filed with the SEC on  March 28, 2022.

Preferred Stock issued in December 2021

As noted above, in December 2021, the Company issued and sold to certain 2021 Investors an aggregate of 3,790,755 shares of the Non-Voting Preferred Stock. The terms of the Non-Voting Preferred Stock are governed by a Certificate of Designation filed by the Company with the Secretary of State of the State of Delaware on December 14, 2021. The following is a summary of the material terms of the Non-Voting Preferred Stock:

•

Voting Rights. The Non-Voting Preferred Stock has no voting rights except as required by law and except that the consent of the holders of a majority of outstanding shares of the Non-Voting Preferred Stock will be required to amend the terms of the Non-Voting Preferred Stock or take certain other actions with respect to the Non-Voting Preferred Stock.

•	Liquidation. The Non-Voting Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

•

Conversion. The Non-Voting Preferred Stock is automatically convertible into shares of common stock, based on an initial conversion ratio of 1:1, as adjusted in accordance with the Certificate of Designation, upon receipt of a valid conversion notice by the Company from an Investor. The Company is not permitted to issue any shares of common stock upon conversion of the Non-Voting Preferred Stock to the extent that the issuance of such shares of common stock would exceed 9.99% of the Company’s outstanding shares of common stock as of the date of the initial issuance of the Non-Voting Preferred Stock (the “Ownership Limitation”). The Ownership Limitation will be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction, but was eliminated in connection with the 2022 Private Placement (discussed below).

•	Dividends. No dividends will be paid on the outstanding shares of the Non-Voting Preferred Stock.

•	Redemption. The Non-Voting Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Non-Voting Preferred Stock shall be perpetual unless converted.

Upon issuance, the effective conversion price of the Non-Voting Preferred Stock of $1.25 per share was lower than the market price of the Company’s common stock on the date of issuance of the Non-Voting Preferred Stock of $1.29 per share; as a result, the Company recorded the beneficial conversion feature of $152 in accumulated paid in capital ("APIC"). Because the Non-Voting Preferred Stock is perpetual, it is carried at the amount recorded at inception. Upon conversion of the Non-Voting Preferred Stock, the beneficial conversion feature will be accounted for as deemed dividend.

The Company evaluated the Non-Voting Preferred Stock for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Non-Voting Preferred Stock did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the Non-Voting Preferred Stock is not mandatorily redeemable and does not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the Non-Voting Preferred Stock would be recorded as permanent equity, not temporary equity, based on the guidance of ASC 480 given that the holders of equally and more subordinated equity would be entitled to also receive the same form of consideration upon the occurrence of the event that gives rise to the redemption or events of redemption that are within the control of the Company.

Since the Non-Voting Preferred Stock was sold as a unit with the common stock, the proceeds received were allocated to each instrument on a relative fair value basis. Total net proceeds of $16,740 reduced by $152 of the beneficial conversion feature were allocated as follows: $4,514 to the Non-Voting Preferred Stock and $12,074 to shares of common stock. The Non-Voting Preferred Stock and common stock issued in the 2021 Private Placement were recorded at par value of $0.0001 with the excess of par value recorded in APIC.

The 2022 Private Placement

In  November 2022, the Company consummated the 2022 Private Placement whereby we entered into a securities purchase agreement with certain investors (collectively, the “2022 Investors”) pursuant to which the Company issued and sold to the 2022 Investors an aggregate of 1,750,000 shares of common stock, par value $0.0001 per share, and 3,185,000 shares of voting convertible preferred stock, par value $0.0001 per share (the "Voting Preferred Stock"), which are convertible into 31,850,000 shares of common stock upon receipt of stockholder approval or at the option of the Company within 30 days following the occurrence of certain events. The 2022 Private Placement was completed on  November 18, 2022. The gross proceeds from the securities sold in the 2022 Private Placement was $6,720. The costs incurred with respect to the 2022 Private Placement totaled $202 and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. Further information regarding the 2022 Private Placement is contained in the Company’s Form 8-K filed with the SEC on  November 18, 2022.

Voting Preferred Stock issued in November 2022

As noted above, in November 2022, the Company issued and sold to certain 2022 Investors an aggregate of 3,185,000 shares of Voting Preferred Stock. The terms of the Voting Preferred Stock are governed by a Certificate of Designation filed by the Company with the Secretary of State of the State of Delaware on November 17, 2022. The following is a summary of the material terms of the Voting Preferred Stock:

•	Voting Rights. The Voting Preferred Stock votes with the Common Stock on an as-converted basis.

•

Liquidation. Each share of Voting Preferred Stock carries a liquidation preference, senior to the Common Stock and Nonvoting Preferred Stock, in an amount equal to the greater of (a) $2.00 (being the issuance price) and (b) the amount that would be distributed in respect of such share of Voting Preferred Stock if it were converted into Common Stock and participated in such liquidating distribution with the other shares of Common Stock.

•

Conversion. The Voting Preferred Stock will convert into shares of Common Stock on a one for ten basis (i) at the option of an Investor upon delivery of a valid conversion notice to the Company or (ii) at the option of the Company within 30 days following the earlier to occur of (a) the date on which the volume-weighted average price of the Common Stock has been greater than or equal to $1.25 for 30 consecutive trading days and (b) the date on which the Company has reported two consecutive fiscal quarters of positive cash flow.

•

Dividends. Each share of Voting Preferred Stock is entitled to participate in dividends and other non-liquidating distributions (if , as and when declared by the Board of the Company) on an as-converted basis, pari passu with the Common Stock and Non-Voting Preferred Stock.

•	Redemption. The Voting Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Voting Preferred Stock shall be perpetual unless converted.

2010 Share Option Plan

In November 2010, the Board adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of December 31, 2022 and December 31, 2021, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 94,254 (212,650 as of December 31, 2021).

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

Under the 2019 Plan, 450,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date of the Merger. As of December 31, 2022, there were 281,947 of shares of common stock available under the 2019 Plan (376,414 as of December 31, 2021). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021
Cost of sales	$73	$31
Selling and marketing	576	848
General and administrative	1,195	1,084
Research and development	260	105
Total stock-based compensation	$2,104	$2,068

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Year Ended December 31,
	2022	2021
Expected term (in years)	6.00	6.00
Risk-free interest rate	2.56-4.20%	0.98-1.36%
Expected volatility	42.77%	44.26%
Expected dividend rate	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2022	5,977,179	$3.72	7.20	$136
Options granted	8,238,250	0.62		209
Options exercised	(16,464)	1.59		-
Options forfeited/cancelled	(1,457,571)	4.15	—	—
Outstanding - December 31, 2022	12,741,394	$1.67	8.23	$209
Exercisable – December 31, 2022	3,376,223	$3.78	5.41	$—
Expected to vest – after December 31, 2022	9,365,171	$0.91	9.24	$209

The following tables summarize information about share options outstanding and exercisable on December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.21 - $3.64	11,915,903	8.47	$1.26	2,586,015	5.64	$2.58
$4.26 - $7.95	783,523	4.71	6.68	748,243	4.62	6.70
$12.45 - $25.50	24,277	5.75	18.06	24,274	5.75	18.06
$27.00 - $29.25	9,752	2.30	27.01	9,752	2.30	27.01
$36.00 - $63.90	7,939	4.90	45.65	7,939	4.90	45.65
	12,741,394	8.23	$1.67	3,376,223	5.41	$3.78

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $0 and $92 for the years ended December 31, 2022 and 2021, respectively.

The weighted-average grant date fair value of options granted was $0.62 and $2.20 per share for the years ended December 31, 2022 and 2021, respectively. The fair value of options vested was $1,645 and $1,545 for the years ended December 31, 2022 and 2021, respectively.

Restricted Stock Units

The following table summarizes information about RSUs outstanding at  December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share, $
Outstanding - January 1, 2022	—	$—
RSUs granted	396,250	1.30
RSUs forfeited/cancelled	(7,500)	1.38
Outstanding - December 31, 2022	388,750	$1.30

17. INCOME TAXES

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2022	2021
United States	$(32,045)	$(12,260)
Other jurisdictions	(12,261)	(10,588)
Loss before income taxes	$(44,306)	$(22,848)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021
Current tax provision (benefit):
Federal	$—	$—
Foreign	(13)	(542)
Total current tax provision (benefit)	(13)	(542)
Deferred tax provision (benefit):
Federal	—	—
Foreign	(709)	(165)
Total deferred tax provision (benefit)	$(709)	$(165)
Total provision (benefit) for income taxes	$(722)	$(707)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $64,341 ($51,437 as of December 31, 2021) has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. The valuation allowance increased by $12,904 and decreased by $31,150 for the years ended  December 31, 2022 and 2021, respectively.

The Company’s effective tax rate substantially differed from the federal statutory tax rate primarily due to the change in the valuation allowance. The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

	Year Ended December 31,
	2022	2021
Loss before income taxes	$(44,306)	$(22,848)
Theoretical tax benefit at the statutory rate (21.0% in 2022 and 2021)	(9,304)	(4,798)
Differences in jurisdictional tax rates	(1,671)	(350)
Valuation allowance	10,015	5,755
Non-deductible expenses	803	(266)
Other	(565)	(1,048)
Total income tax (benefit) provision	(722)	(707)
Net loss	$(43,584)	$(22,141)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Property and equipment	$690	$668
Deferred revenue	1,560	647
Allowance for doubtful accounts	3,917	3,133
Intangible assets	(785)	(1,543)
Non-deductible expenses	10,371	8,694
Warranty and other reserves	1,806	1,159
Other	1,020	610
Loss carryforwards	46,709	38,353
Valuation allowance	(64,341)	(51,437)
Total deferred tax assets	$947	$284
Deferred tax liabilities:
Deferred revenue	$—	$46
Total deferred tax liabilities	$—	$46

As of December 31, 2022, the Company had federal, state and foreign non-operating loss (“NOL”) carryforwards of approximately $191,313 ($163,395 in 2021). The use of these NOL carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the IRC and similar state provisions; however, a complete analysis of the limitation of the NOL carryforwards will not be complete until the time the Company projects it will be able to utilize such NOLs. The NOL carryforwards expire between 2022 and indefinitely, and valuation allowances have been reserved, where necessary. The Company also had federal and state research and development credit carryforwards of approximately $276 and nil as of December 31, 2022. The federal credits will expire starting in 2025 if not utilized. The state credits have no expiration date.

The Company may recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. During the year the Company determined that $947 of future tax benefits met this criterion.

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

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Tax years 2016 through 2022 remain open to examination by the Internal Revenue Service for U.S. federal tax purposes.

Uncertain Tax Positions

The activity related to gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021
Balance as of the beginning of the year	$36	$1,584
Increases (reductions) related to tax positions in prior period	47	(1,548)
Increases related to tax positions taken during the current period	—	—
Balance as of the end of the year	$83	$36

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. If recognized, the impact on the Company’s effective tax rate would not be material due to the full valuation allowance. Management believes that there will not be any significant changes in the Company’s unrecognized tax benefits in the next twelve-months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties, if applicable, are included in accrued expenses and other current liabilities in the consolidated balance sheets. For the years ended December 31, 2022 and 2021, the Company did not recognize any accrued interest and penalties.

The activity related to the tax effected amount of the recognized tax position as follows:

	Year Ended December 31,
	2022	2021
Balance as of the beginning of the year	$(563)	$(478)
Increases related to tax positions in prior period	—	—
Reduction (increase) related to tax position taken during the current period	210	(49)
Increase related to interest expense	(23)	(36)
Balance as of the end of the year	$(376)	$(563)

Additional current tax expense has been booked including interest and penalties relating to Venus Concept Australia Pty Ltd. for its historical tax return filing positions, which may be successfully challenged by the Australian Tax Office. The Company has recognized the full amount of the potential tax liability plus interest. Management believes that there will not be any significant changes in the Company’s recognized tax position in the next twelve-months. As such, the amount has been classified as a long-term tax payable in the consolidated balance sheets.

18. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment, as the CODM reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geography and type for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company does not assess the performance of individual product line on measures of profit or loss, or asset-based metrics. Therefore, the information below is presented only for revenues by geography and type.

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Year Ended December 31,
	2022	2021
United States	$52,101	$51,400
International	47,396	54,222
Total revenue	$99,497	$105,622

As of December 31, 2022, long-lived assets in the amount of $12,346 were located in the United States and $1,431 were located in foreign locations. As of December 31, 2021, long-lived assets in the amount of $16,090 were located in the United States and $1,972 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.	Lease revenue - includes all system sales with typical lease terms of 36 months.

2.	System revenue – includes all systems sales with payment terms within 12 months.

3.	Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.	Service revenue - includes NeoGraft technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Year Ended December 31,
	2022	2021
Lease revenue	$35,267	$45,094
System revenue	47,906	43,106
Product revenue	13,316	13,230
Service revenue	3,008	4,192
Total revenue	$99,497	$105,622

19. RELATED PARTY TRANSACTIONS

All amounts were at recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and parties related through employment.

Sales and Purchases of Securities

On November 18, 2022, in the 2022 Private Placement (see Note 1) the Company issued and sold to certain investors 1,750,000 shares of common stock and 3,185,000 shares of Voting Preferred Stock, convertible into shares of common stock on a 10:1 basis. The gross proceeds of the 2022 Private Placement were $6,720 before offering expenses. Rajiv De Silva, the Company’s Chief Executive Officer, Hemanth Varghese, the Company’s President and Chief Innovation and Business Officer, were among those who purchased common stock in the 2022 Private Placement.

Registration Rights Agreements

On  November 18, 2022, in connection with the 2022 Private Placement, the Company, Rajiv De Silva, Hemanth Varghese and the remaining 2022 Investors entered into an amended and restated registration rights agreement, previously executed in connection with the 2021 Private Placement. The registration rights agreement provides, among other things, that certain holders of the Company’s capital stock have certain rights relating to the registration of shares of such capital stock.

Distribution Agreements

On  January 1, 2018, the Company entered into a Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will distribute the Company’s products in Thailand. A former senior officer of the Company is a 30.0% shareholder of TBC. For the year ended December 31, 2022 and 2021, TBC purchased products in the amount of $951 and $537, respectively, under this distribution agreement. These sales are included in products and services revenue.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd. ("Venus Singapore"). On  January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Aexel Biomed will continue to distribute the Company’s products in Singapore. A former senior officer of the Company is a 45.0% shareholder of Aexel Biomed. During the year ended December 31, 2022 and 2021, Aexel Biomed purchased products in the amount of $441 and $239, respectively, under the distribution agreement. These sales are included in products and services revenue.

20. SUBSEQUENT EVENTS

Separation of Chief Operation Officer

On February 7, 2023, the Company announced the separation of Soeren Maor Sinay as Chief Operating Officer, effective March 6, 2023. On March 1, 2023, Mr. Sinay and Venus Concept UK Limited (“Venus UK”) entered into a Settlement Agreement (the “Settlement”). Pursuant to the terms of the Settlement, Mr. Sinay is entitled to receive, in connection with his separation, an aggregate total of £315,418.77 in accordance with the payment schedule set forth in the Settlement. In addition, Mr. Sinay’s granted and unvested options, including RSUs granted in March 2022, will continue to vest in the regular course per the vesting schedule of the respective grant until June 15, 2024 (the “Final Vesting Date”). Mr. Sinay will have ninety (90) days from the Final Vesting Date to exercise any vested but unexercised options. Venus UK will also contribute £3,400 toward Mr. Sinay’s personal pension and £2,000 in respect of Mr. Sinay’s legal and accounting fees incurred in connection with the Settlement. The Settlement provides for a general waiver and release of claims in favor of the Company and its affiliates and other customary provisions, including indemnification, non-disclosure, and confidentiality provisions.

Sale of Stock to LPC

Between  January 1, 2023, and  March 22, 2023, the Company issued 2,865,802 shares of common stock to Lincoln Park at an average price of $0.248 per share. See Note 16 for further information regarding the 2022 LPC Purchase Agreement.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of December 31, 2022, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the SEC, as the Company is a non-accelerated filer.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.         Other Information.

None.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

Item 16.	Form 10-K summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan or Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	3-15-19	2.1

2.2	Amendment No. 1, dated August 14, 2019, to the Agreement and Plan of Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	8-20-19	2.1

2.3	Second Amendment to the Agreement and Plan of Merger and Reorganization, dated as of October 31, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd. and Venus Concept Ltd.	8-K	10-31-19	2.1

2.4	Master Asset Purchase Agreement between Venus Concept Ltd., the Neograft entities, Medicamat and Miriam Merkur, dated January 26, 2018.	10-K	3-30-20	2.4

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Certificate of Designations of Nonvoting Convertible Preferred Stock of Venus Concept Inc.	8-K	10-15-21	3.1

3.4	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

3.5	Certificate of Designations of Voting Convertible Preferred Stock.	8-K	11-18-22	3.1

3.6	Certificate of Amendment to Certificate of Designations of Nonvoting Convertible Preferred Stock.	8-K	11-18-22	3.2

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

4.1	Description of Securities Registered under Section 12 of the Exchange Act.				X

4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2

4.3	Form of 2020 Warrant.	10-K	3-29-21	4.3

4.4	Amendment to 2019 Warrant.	8-K	3-10-20	4.1

4.5	Form of 2019 Warrant.	8-K	11-7-19	4.1

4.6	Form of Madryn Warrant.	8-K	11-7-19	4.2

4.7	Form of Warrant to Purchase Stock, dated November 7, 2019, by and between Venus Concept Inc. and Solar Capital Ltd.	8-K	11-7-19	4.3

4.8	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Solar Capital Ltd.	10-K	3-20-19	4.10

4.9	Form of Warrant to Purchase Stock, dated May 19, 2015, by and between Restoration Robotics, Inc. and Oxford Finance LLC.	10-K	3-30-20	4.9

4.10	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Western Alliance Bank.	10-K	3-30-20	4.10

4.11	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and SUNS SPV LLC.	10-K	3-30-20	4.11

4.12	Securities Purchase Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3-30-20	4.12

4.13	Registration Rights Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3-30-20	4.13

4.14	Amended and Restated Investors’ Rights Agreement, dated February 7, 2013, by and among Restoration Robotics, Inc. and the investors listed therein, as amended.	S-1	9-1-17	10.10

10.1	Registration Rights Agreement, dated November 7, 2019, by and between Venus Concept Inc. and the investors listed therein.	8-K	11-7-19	10.2

10.2	Registration Rights Agreement, dated November 7, 2019, by and between Venus Concept Inc. and the investors listed therein.	8-K	11-7-19	10.15

10.3	Registration Rights Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC.	8-K	6-16-20	10.2

10.4	Second Amended and Restated Loan Agreement, dated March 20, 2020, by and among Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.1

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.5	Second Amended and Restated Guaranty of Payment and Performance, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3- 24-20	10.2

10.6	Third Amended and Restated Revolving Promissory Note, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3- 24-20	10.3

10.7	Security Agreement, dated as of March 20, 2020, by and between Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.4

10.8†	License Agreement, dated July 25, 2006 by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.7

10.9†	First Amendment to License Agreement, dated January 5, 2009, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.8

10.10†	Second Amendment to License Agreement, dated February 23, 2015, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.9

10.11#	Venus Concept Inc. 2019 Incentive Award Plan.	8-K	11-7-19	10.21

10.12#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	10-K	3-30-20	10.24

10.13#	2017 Incentive Award Plan.	S-8	10-17-17	99.7

10.14#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.26

10.15#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.27

10.16#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.28

10.17#	2017 Employee Stock Purchase Plan.	S-8	10-17-17	99.11

10.18#	Non-Employee Director Compensation Program.	S-1/A	9-18-17	10.35

10.19#	2015 Equity Incentive Plan.	S-8	10-17-17	99.4

10.20#	Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.23

10.21#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.24

10.22#	Venus Concept Ltd. 2010 Israeli Employee Share Option Plan.	8-K	11-7-19	10.20

10.23#	Minutes of Settlement, by and between Domenic Serafino and Venus Concept Canada Corp, dated December 30, 2022.	8-K	1-6-23	10.1

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.24#	Employment Agreement by and between Venus Concept Ltd. and Domenic Della Penna, effective September 5, 2017.	8-K	11-7-19	10.17

10.25#	Employment Agreement by and between Venus Concept Inc. and Ross Portaro, effective October 15, 2021.	10-K	3-28-22	10.26

10.26#	Form of Indemnification Agreement between Venus Concept Inc. and each of its directors and executive officers.	8-K	11-7-19	10.19

10.27	Lease between 235 Investment Limited, Venus Concept Canada Corp and Venus Concept Ltd, dated March 29, 2019.	10-K	3-30-20	10.49

10.28	Lease between AMB Tripoint, LLC and Venus Concept Inc., dated July 29, 2021.	10-K	3-28-22	10.32

10.29†	Quality Agreement, dated October 11, 2011, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd. (signed December 3, 2017).	10-K	3-30-20	10.54

10.30†	Turn-Key Project Manufacturing Agreement, dated March 23, 2014, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd.	10-K	3-30-20	10.55

10.31†	Quality Agreement, dated July 13/17 2018, by and between Venus Concept Ltd. and Electronique du Mazet.	10-K	3-30-20	10.56

10.32†	Intellectual Property Rights Assignment, dated February 15, 2018, by and between Venus Concept Ltd. and Electronique du Mazet.	10-K	3-30-20	10.57

10.33	Consent to Transfer Confidentiality and Nonsolicitation Subcontracting Agreement, dated February 1, 2018, by and between Venus Concept Ltd. and Societe de Promotion et d'Equipement Medical Medicamat.	10-K	3-30-20	10.58

10.34	Manufacturing Agreement for Consumables, dated October 26, 2018, by and between NPI Solutions and Restoration Robotics, Inc.	10-K	3-30-20	10.59

10.35	SBA Payroll Protection Program Note dated April 21, 2020, by Venus Concepts Inc. and in favor of City National Bank of Florida.	8-K	4-30-20	10.2

10.36	Purchase Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC	8-K	6-16-20	10.1

10.37	Third Amended and Restated Loan Agreement dated as of December 9, 2020, by and among the Company, Venus Concept USA Inc., Venus Concept Canada Corp. and City National Bank of Florida.	8-K/A	12-15-20	10.1

10.38	Second Amended and Restated Security Agreement dated as of December 9, 2020 by and among the Company, Venus Concept USA Inc. and City National Bank.	8-K/A	12-15-20	10.2

10.39	Fourth Amended and Restated Revolving Promissory Note dated as of December 9, 2020 by Venus Concept USA Inc., Venus Concept Canada Corp. and the Company in favor of City National Bank of Florida.	8-K/A	12-15-20	10.3

10.40	Third Amended and Restated Guaranty of Payment and Performance dated as of December 9, 2020 by Venus Concept Ltd. in favor of City National Bank of Florida.	8-K/A	12-15-20	10.4

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.41	Amendment to General Security Agreement dated as of December 9, 2020 between Venus Concept Canada Corp. and City National Bank of Florida.	8-K/A	12-15-20	10.5

10.42	Loan and Security Agreement dated as of December 8, 2020, by and between Venus Concept USA Inc. and City National Bank.	8-K/A	12-15-20	10.6

10.43	Promissory Note dated December 8, 2020, by Venus Concept USA Inc. in favor of City National Bank.	8-K/A	12-15-20	10.7

10.44	Guaranty of Payment and Performance Agreement dated as of December 8, 2020 by and between the Company and City National Bank.	8-K/A	12-15-20	10.8

10.45	Securities Exchange and Registration Rights Agreement as of December 8, 2020 by and among the Company, Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and the Investors.	8-K/A	12-15-20	10.9

10.46	Secured Subordinated Convertible Note dated as of December 9, 2020 by the Company in favor of Madryn Health Partners, LP.	8-K/A	12-15-20	10.10

10.47	Secured Subordinated Convertible Note dated as of December 9, 2020 by the Company in favor of and Madryn Health Partners (Cayman Master), LP.	8-K/A	12-15-20	10.11

10.48	Guaranty and Security Agreement dated as of December 9, 2020 by and among the Company, Venus Concept USA, Venus Concept Canada Corp., Venus Concept Ltd. and Madryn Health Partners, LP.	8-K/A	12-15-20	10.12

10.49	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept Inc.	8-K/A	12-15-20	10.13

10.50	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept Canada Corp.	8-K/A	12-15-20	10.14

10.51	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept USA Inc.	8-K/A	12-15-20	10.15

10.52	Fourth Amended and Restated Loan Agreement, dated July 24, 2021, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	8-26-21	10.1

10.53	Fourth Amended and Restated Guaranty of Payment and Performance, dated July 24th, 2021, by Venus Concept Ltd in favor of City National Bank of Florida.	8-K	8-26-21	10.2

10.54	Third Amended and Restated Security Agreement, dated July 24, 2021, by and between Venus Concept Inc., Venus Concept USA Inc., and City National Bank of Florida.	8-K	8-26-21	10.3

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.55	Fifth Amended and Restated Revolving Promissory Note, dated July 24, 2021, by Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	8-26-21	10.4

10.56	Supplement to Subordination of Debt Agreements, dated July 24, 2021, by and between Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank of Florida, and Venus Concept Inc.	8-K	8-26-21	10.5

10.57	Supplement to Subordination of Debt Agreements, dated July 24, 2021, by and between Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank of Florida, and Venus Concept Inc.	8-K	10-5-21	10.1

10.58	Stock Purchase Agreement, dated December 15, 2021, by and between Venus Concept Inc. and the investors listed therein.	8-K	12-15-21	10.1

10.59	Resale Registration Rights Agreement, dated December 15, 2021, by and between Venus Concept Inc. and the Purchasers.	8-K	12-15-21	10.2

10.60	Investor Rights Agreement, dated December 15, 2021, by and between Venus Concept, Inc., Masters Special Situations, LLC, and the other purchasers from time to time party hereto.	8-K	12-15-21	10.3

10.61	Purchase Agreement, dated as of July 12, 2022, by and between the Company and Lincoln Park.	8-K	7-12-22	10.1

10.62	Registration Rights Agreement, dated as of July 12, 2022, by and between the Company and Lincoln Park.	8-K	7-12-22	10.2

10.63#	Employment Agreement, dated October 2, 2022, by and between the Company and Rajiv De Silva.	8-K	10-3-22	10.1

10.64#	Employment Agreement, dated October 11, 2022, by and between Venus Concept Canada Corp. and Hemanth Varghese,	8-K	10-11-22	10.1

10.65	Stock Purchase Agreement, dated November 18, 2022, by and among Venus Concept Inc., and certain investors listed therein.	8-K	11-18-22	10.1

10.66	Amended and Restated Registration Rights Agreement, dated November 18, 2022, by and between Venus Concept Inc. and certain investors listed therein.	8-K	11-18-22	10.2

10.67#	Amendment to Employment Agreement, dated as of January 1, 2023, by and between Venus Concept Inc. and Ross Portaro.				X

10.68#	Settlement Agreement, by and between Soeren Maor Sinay and Venus Concept UK Limited, dated March 1, 2023.	8-K	3-7-23	10.1

14.1	Code of Business Conduct and Ethics.	8-K	11-7-19	14.1

21.1	List of Subsidiaries.				X

23.2	Consent of MNP LLP, independent registered public accounting firm.				X

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
24.1	Power of Attorney. Reference is made to the signature page of this Annual Report on Form 10-K.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.

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

Venus Concept Inc.

Date: March 27, 2023	By:	/s/ Rajiv De Silva
Rajiv De Silva
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Rajiv De Silva and Domenic Della Penna his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rajiv De Silva	Chief Executive Officer and Director	March 27, 2023
Rajiv De Silva	(Principal Executive Officer)

/s/ Domenic Della Penna	Chief Financial Officer	March 27, 2023
Domenic Della Penna	(Principal Financial and Accounting Officer)

/s/ Scott Barry	Chairman and Director	March 27, 2023
Scott Barry

/s/ Garheng Kong, M.D.	Director	March 27, 2023
Garheng Kong, M.D.

/s/ Louise Lacchin	Director	March 27, 2023
Louise Lacchin

/s/ Fritz LaPorte	Director	March 27, 2023
Fritz LaPorte

/s/ Anthony Natale, M.D	Director	March 27, 2023
Anthony Natale, M.D.

/s/ Keith Sullivan	Director	March 27, 2023
Keith Sullivan

/s/ S. Tyler Hollmig, M.D.	Director	March 27, 2023
S. Tyler Hollmig, M.D.