Form 10-Q
period 2023-03-31
Venus Concept Inc.
filed 2023-05-15
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023 the registrant had 5,454,742 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,414	$11,569
Accounts receivable, net of allowance of $14,207 and $13,619 as of March 31, 2023, and December 31, 2022, respectively	39,147	37,262
Inventories	22,673	23,906
Prepaid expenses	1,619	1,688
Advances to suppliers	5,861	5,881
Other current assets	2,029	3,702
Total current assets	77,743	84,008
LONG-TERM ASSETS:
Long-term receivables, net	15,325	20,044
Deferred tax assets	799	947
Severance pay funds	698	741
Property and equipment, net	1,743	1,857
Operating right-of-use assets, net	5,439	5,862
Intangible assets	11,063	11,919
Total long-term assets	35,067	41,370
TOTAL ASSETS	$112,810	$125,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$7,511	$8,033
Accrued expenses and other current liabilities	14,965	16,667
Current portion of long-term debt	7,735	7,735
Income taxes payable	187	117
Unearned interest income	2,222	2,397
Warranty accrual	945	1,074
Deferred revenues	952	1,765
Operating lease liabilities	1,688	1,807
Total current liabilities	36,205	39,595
LONG-TERM LIABILITIES:
Long-term debt	70,078	70,003
Income tax payable	379	374
Accrued severance pay	834	867
Unearned interest revenue	772	957
Warranty accrual	391	408
Operating lease liabilities	3,932	4,221
Other long-term liabilities	426	215
Total long-term liabilities	76,812	77,045
TOTAL LIABILITIES	113,017	116,640
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (Note 15):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 5,388,074 and 5,141,688 issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	30	29
Additional paid-in capital	233,394	232,169
Accumulated deficit	(234,310)	(224,105)
TOTAL STOCKHOLDERS’ EQUITY	(886)	8,093
Non-controlling interests	679	645
	(207)	8,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,810	$125,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Leases	$5,761	$10,423
Products and services	14,770	15,983
	20,531	26,406
Cost of goods sold
Leases	1,747	2,700
Products and services	5,085	5,943
	6,832	8,643
Gross profit	13,699	17,763
Operating expenses:
Selling and marketing	8,032	11,084
General and administrative	11,185	11,472
Research and development	2,637	2,643
Total operating expenses	21,854	25,199
Loss from operations	(8,155)	(7,436)
Other expenses:
Foreign exchange loss (gain)	(352)	5
Finance expenses	1,508	923
Loss on disposal of subsidiaries	77	-
Loss before income taxes	(9,388)	(8,364)
Income tax expense	235	272
Net loss	(9,623)	(8,636)
Net loss attributable to stockholders of the Company	(9,657)	(8,619)
Net income (loss) attributable to non-controlling interest	34	(17)

Net loss per share:
Basic	$(1.85)	$(2.02)
Diluted	$(1.85)	$(2.02)
Weighted-average number of shares used in per share calculation:
Basic	5,218	4,265
Diluted	5,218	4,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,623)	$(8,636)
Loss attributable to stockholders of the Company	(9,657)	(8,619)
Income (loss) attributable to non-controlling interest	34	(17)
Comprehensive loss	$(9,623)	$(8,636)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Series A Preferred	Series A Preferred	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2023	212,333	$—	5,141,688	$29	$232,169	$(224,105)	$645	$8,738
Restricted share units vested	—	$—	22,000	—	—	—	—	-
Issuance of common stock	—	$—	224,386	1	744	—	—	745
Adoption of ASC 326	—	$—	—	—	—	(548)	—	(548)
Net loss — the Company	—	—	—	—	—	(9,657)	—	(9,657)
Net income — non-controlling interest	—	—	—	—	—	—	34	34
Stock-based compensation	—	—	—	—	481	—	—	481
Balance — March 31, 2023	212,333	$—	5,388,074	30	233,394	(234,310)	679	(207)

	Series A Preferred	Series A Preferred	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2022	252,717	$—	4,265,505	$27	$221,321	$(180,405)	$653	$41,596
Options exercised	—	—	1,097	—	23	—	—	23
Net loss — the Company	—	—	—	—	—	(8,619)	—	(8,619)
Net loss — non-controlling interest	—	—	—	—	—	—	(17)	(17)
Stock-based compensation	—	—	—	—	443	—	—	443
Balance — March 31, 2022	252,717	$—	4,266,602	27	221,787	(189,024)	636	33,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,623)	$(8,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,007	1,101
Stock-based compensation	481	443
Provision for expected credit losses	618	1,004
Provision for inventory obsolescence	343	135
Finance expenses and accretion	74	79
Deferred tax recovery	149	45
Loss on disposal of property and equipment	34	-
Changes in operating assets and liabilities:
Accounts receivable short-term and long-term	1,654	(3,199)
Inventories	891	(911)
Prepaid expenses	69	291
Advances to suppliers	20	(4,226)
Other current assets	1,673	(381)
Operating right-of-use assets, net	423	(6,299)
Other long-term assets	(45)	-
Trade payables	(522)	2,731
Accrued expenses and other current liabilities	(2,570)	(1,128)
Current operating lease liabilities	(119)	1,664
Severance pay funds	43	(67)
Unearned interest income	(360)	70
Long-term operating lease liabilities	(289)	4,635
Other long-term liabilities	161	225
Net cash used in operating activities	(5,888)	(12,424)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(70)	(157)
Net cash used in investing activities	(70)	(157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	—	23
Proceeds from issuance of common stock	803	—
Repayment of government assistance loans	—	(407)
Net cash (used in) provided by financing activities	803	(384)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5,155)	(12,965)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	11,569	30,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$6,414	$17,911
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$12	$99
Cash paid for interest	$1,433	$844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, unless otherwise noted, except share and per share data)

1. NATURE OF OPERATIONS

Venus Concept Inc. is a global medical technology company that develops, commercializes, and sells minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. The Company's systems have been designed on cost-effective, proprietary and flexible platforms that enable it to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. The Company was incorporated in the state of Delaware on November 22, 2002. In these notes to the unaudited condensed consolidated financial statements, the “Company” and “Venus Concept”, refer to Venus Concept Inc. and its subsidiaries on a consolidated basis.

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  March 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $234,310 and $224,105, respectively, though, the Company was in compliance with all required covenants as of March 31, 2023, and December 31, 2022. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the unaudited condensed consolidated financial statements are issued. As of  March 31, 2023, and for the three months then ended management believes the impact of COVID-19 on our business has largely subsided, but we continue to closely monitor all COVID-19 developments including its impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. In addition, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings, and issuance of capital stock. On June 16, 2020, we entered into a purchase agreement (the "Equity Purchase Agreement") with Lincoln Park Capital Fund LLC ("Lincoln Park"), which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. During the year ended December 31, 2022 and until its expiry in July 2022, we sold to Lincoln Park 0.02 million shares of our common stock and raised net cash proceeds of $0.3 million under the Equity Purchase Agreement. On July 12, 2022, we entered into a subsequent purchase agreement (the "2022 LPC Purchase Agreement") with Lincoln Park, which will enhance our balance sheet and financial condition to support our future growth initiatives. As part of the 2022 LPC Purchase Agreement, we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee for entering into the 2022 LPC Purchase Agreement with the total value of $0.3 million. Since commencement of the 2022 LPC Purchase Agreement through March 31, 2023, the Company issued an additional 0.66 million shares of common stock to Lincoln Park at an average price of $4.20 per share, for a total value of $2.8 million. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of March 31, 2023 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses and the carrying value of intangible and long-lived assets.

At the annual and special meeting of the Company’s shareholders held on May 10, 2023, the Company’s shareholders granted the Company’s Board of Directors discretionary authority to implement a consolidation of the issued and outstanding common shares of the Company (a "Reverse Stock Split") and to fix the specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-fifteen (1-for-15) consolidation. On May 11, 2023, the Company filed an amendment to the Company’s Certificate of Incorporation to implement the Reverse Stock Split based on a one-for-fifteen (1-for-15) consolidation ratio. The Company’s common shares began trading on the Nasdaq Capital Market on a split-adjusted basis under the Company’s existing trade symbol “VERO” at the opening of the market on May 12, 2023. In accordance with U.S. GAAP, the change has been applied retroactively.

Amounts reported in thousands within this report are computed based on the amounts in U.S. dollars. As a result, the sum of the components reported in thousands may not equal the total amount reported in thousands due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

Accounting Policies

The accounting policies the Company follows are set forth in the Company’s audited consolidated financial statements for fiscal year 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K. There have been no material changes to these accounting policies.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and ASU 2020-02, which replace the existing incurred loss impairment model with an expected credit loss model and require a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This guidance was adopted as of January 1, 2023. The Company recognized a charge of $0.5 million to opening retained earnings as a result of the adoption.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(9,623)	$(8,636)
Net loss allocated to stockholders of the Company	$(9,657)	$(8,619)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic	5,218	4,265
Weighted-average shares of common stock outstanding used in computing net loss per share, diluted	5,218	4,265
Net loss per share:
Basic	$(1.85)	$(2.02)
Diluted	$(1.85)	$(2.02)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the quarters ended March 31, 2023 and 2022 because including them would have been antidilutive:

	March 31, 2023	March 31, 2022
Options to purchase common stock and restricted stock units ("RSUs")	1,012,456	525,247
Preferred stock	2,123,333	252,717
Shares reserved for convertible notes	547,592	547,592
Warrants for common stock	1,061,924	1,061,924
Total potential dilutive shares	4,745,305	2,387,480

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

Guaranteed investment certificates are classified within Level 2 as the Company uses alternative pricing sources and models utilizing market observable inputs for valuation. The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2023
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$61	$—	$61
Total assets	$—	$61	$—	$61

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$59	$—	$59
Total assets	$—	$59	$—	$59

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription agreements with unencumbered title passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received under the agreement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's unaudited condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $32,809 and $40,377 as of  March 31, 2023 and December 31, 2022, respectively, and are included in accounts receivable and long-term receivables on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for expected credit losses as of March 31, 2023 and December 31, 2022. Based upon such assessment, the Company recorded an allowance for expected credit losses totaling $14,207 and $13,619 as of March 31, 2023, and December 31, 2022, respectively. The balance as of March 31, 2023 includes $0.5 million due to the adoption of revised guidance of Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.

A summary of the Company’s accounts receivables is presented below:

	March 31,	December 31,
	2023	2022
Gross accounts receivable	$68,679	$70,925
Unearned income	(2,994)	(3,354)
Allowance for expected credit losses	(14,207)	(13,619)
	$51,478	$53,952
Reported as:
Current trade receivables	$39,147	$37,262
Current unearned interest income	(2,222)	(2,397)
Long-term trade receivables	15,325	20,044
Long-term unearned interest income	(772)	(957)
	$51,478	$53,952

Current subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for expected credit losses, to be received by the Company over the next 5 years:

		March 31,
	Total	2023	2024	2025	2026	2027
Current financing receivables, net of allowance of $6,013	$17,484	$17,484	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $743	15,325	$—	$12,707	$2,599	$19	$—
	$32,809	$17,484	$12,707	$2,599	$19	$—

Accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for expected credit losses. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for expected credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to its unaudited condensed consolidated financial position, results of operations and cash flows.

The allowance for expected credit losses consisted of the following activity:

Balance at January 1, 2022	$11,997
Write-offs	(5,715)
Provision	7,337
Balance at December 31, 2022	13,619
Write-offs	(30)
Provision	618
Balance at March 31, 2023	$14,207

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$2,090	$2,478
Work-in-progress	1,983	2,112
Finished goods	18,600	19,316
Total inventory	$22,673	$23,906

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the period from upgraded sales. The Company expensed $6,832 and $7,500 in cost of goods sold in the three months ended March 31, 2023 and 2022, respectively. The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of March 31, 2023 and December 31, 2022, a provision for obsolescence of $617 and $3,258 was taken against inventory, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives	March 31,	December 31,
	(in years)	2023	2022
Lab equipment tooling and molds	4 – 10	$3,579	$4,356
Office furniture and equipment	6 – 10	1,246	1,240
Leasehold improvements	up to 10	616	794
Computers and software	3	919	906
Vehicles	5 – 7	37	37
Demo units	5	214	214
Total property and equipment		6,611	7,547
Less: Accumulated depreciation		(4,868)	(5,690)
Total property and equipment, net		$1,743	$1,857

Depreciation expense amounted to $151 and $244 for the three months ended March 31, 2023 and 2022, respectively.

Other Current Assets

	March 31,	December 31,
	2023	2022
Government remittances (1)	$781	$1,602
Consideration receivable from subsidiaries sale	362	629
Deferred financing costs	239	301
Sundry assets and miscellaneous	647	1,170
Total other current assets	$2,029	$3,702

(1)         Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	March 31,	December 31,
	2023	2022
Payroll and related expense	$1,906	$2,244
Accrued expenses	5,631	5,045
Commission accrual	2,609	3,761
Sales and consumption taxes	4,819	5,617
Total accrued expenses and other current liabilities	$14,965	$16,667

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	March 31,	December 31,
	2023	2022
Balance as of the beginning of the period	$1,482	$1,753
Warranties issued during the period	195	993
Warranty costs incurred during the period	(341)	(1,264)
Balance at the end of the period	$1,336	$1,482
Current	945	1,074
Long-term	391	408
Total	$1,336	$1,482

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	Three Months Ended March 31,
	2023	2022
Interest expense	$1,443	$858
Accretion on long-term debt and amortization of fees	65	65
Total finance expenses	$1,508	$923

7. LEASES

The following presents the various components of lease costs.

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$510	$334
Short-term lease cost	—	—
Total lease cost	$510	$334

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the amounts below.

	Three Months Ended March 31,
	2023	2022
Operating cash outflows from operating leases	$510	$334

The following table presents the weighted-average lease term and discount rate for operating leases.

	Three Months Ended March 31,
	2023	2022
Operating leases
Weighted-average remaining lease term	3.73 yrs.	4.29 yrs.
Weighted-average discount rate	4.00%	4.00%

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.

Years ending December 31,	Operating leases
2023	$1,229
2024	1,407
2025	1,228
2026	1,038
2027	594
Thereafter	544
Imputed Interest (1)	(420)
Total	$5,620

(1) Imputed interest represents the difference between undiscounted cash flows and cash flows.

8. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization and goodwill were as follows:

	At March 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(452)	$948
Brand	2,500	(1,131)	1,369
Technology	16,900	(9,613)	7,287
Supplier agreement	3,000	(1,541)	1,459
Total intangible assets	$23,800	$(12,737)	$11,063

	At December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(429)	$971
Brand	2,500	(1,066)	1,434
Technology	16,900	(8,919)	7,981
Supplier agreement	3,000	(1,467)	1,533
Total intangible assets	$23,800	$(11,881)	$11,919

For the three months ended March 31, 2023 and 2022, amortization expense was $856 and $857, respectively.

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2023	$2,617
2024	3,473
2025	3,004
2026	656
2027	657
Thereafter	656
Total	$11,063

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2023, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $19.7 million. In addition, as of March 31, 2023, the Company had $1.8 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items.”

Aggregate future service and purchase commitments with manufacturers as of March 31, 2023 are as follows:

Years ending December 31,	Purchase and Service Commitments
2023	$19,684
2024 and Thereafter	-
Total	$19,684

Legal Proceedings

Purported Shareholder Class Actions

In 2018 and 2019, four putative shareholder class action complaints were filed against Restoration Robotics, Inc., certain of its former officers and directors, certain of its venture capital investors, and the underwriters of the initial public offering (“IPO”). Two claims, captioned Wong v. Restoration Robotics, Inc., et al., No. 18CIV02609, and Li v. Restoration Robotics, Inc., et al., No. 19CIV08173 (together, the “State Actions”), were filed in the Superior Court of the State of California, County of San Mateo, and assert claims under Sections 11, 12(a)(2) and 15of the Securities Act. Two additional claims, captioned Guerrini v. Restoration Robotics, Inc., et al., No. 5:18-cv-03712 -EJD and Yzeiraj v. Restoration Robotics, Inc., et al., No. 5:18 -cv- 03883 -BLF (together, the “Federal Actions”), were filed in the United States District Court for the Northern District of California and assert claims under Sections 11 and 15 of the Securities Act. The complaints in both the State Actions and Federal Actions alleged, among other things, that the Restoration Robotics’ Registration Statement filed with the SEC on September 1, 2017 and the Prospectus filed with the SEC on October 13, 2017 in connection with Restoration Robotics’ IPO were inaccurate and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading and omitted to state material facts required to be stated therein. The complaints sought unspecified monetary damages, other equitable relief and attorneys’ fees and costs. A settlement in the Federal Actions was granted final approval in the District Court on September 9, 2021. A hearing on Plaintiff’s motion for final distribution of the settlement funds in the Federal Actions was held on February 16, 2023, and the District Court granted the motion for final distribution on February 17, 2023.

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

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all required covenants.

The scheduled payments on the outstanding borrowings as of March 31, 2023 are as follows:

Years ending December 31,
2023	$10,825
2024	10,078
2025	40,229
Total	$61,132

11. MADRYN LONG-TERM DEBT AND CONVERTIBLE NOTES

On October 11, 2016, Venus Concept Ltd., a wholly owned subsidiary of the Company ("Venus Ltd.,"), entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept’s subsidiaries.

As of March 31, 2023, the Company had approximately $26.7 million principal amount of convertible notes outstanding that were issued pursuant to the Exchange Agreement (as defined below).

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 10), the Company and its subsidiaries, Venus Concept USA, Inc. ("Venus USA"), Venus Ltd., Venus Canada, and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the "Exchange Agreement") dated as of December 8, 2020, pursuant to which the Company (i) repaid on December 9, 2020, $42.5 million aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued, on December 9, 2020, to Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (the "Madryn Noteholders") secured subordinated convertible notes (in the aggregate principal amount of $26.7 million (the "Notes"). The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. Under certain circumstances, in the case of an event of default under the Notes, the then-applicable interest rate will increase by 4.0% per annum. Interest is payable quarterly in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on  December 31, 2020. The Notes will mature on  December 9, 2025, unless earlier redeemed or converted. In connection with the Exchange Agreement, the Company also entered into, by and among the Company, Venus USA, Venus Canada, Venus Ltd., and the Madryn Noteholders, (i) a Guaranty and Security Agreement dated as of December 9, 2020 (the "Madryn Security Agreement"), pursuant to which the Company agreed to grant Madryn a security interest in substantially all of its assets to secure the obligations under the Notes and (ii) a Subordination of Debt Agreement dated as of December 9, 2020 (the "CNB Subordination Agreement"). The security interests and liens granted to the Madryn Noteholders under the Madryn Security Agreement will terminate upon the earlier of (i) an assignment of the Notes (other than to an affiliate of the Madryn Noteholders) pursuant to the terms of the Exchange Agreement and (ii) the first date on which the outstanding principal amount of the Notes is less than $10,000. Obligations under the Notes are secured by substantially all of the assets of Venus Concept Inc. and its subsidiaries party to the Madryn Security Agreement. The Company’s obligations under the Notes and the security interests and liens created by the Madryn Security Agreement are subordinated to the Company’s indebtedness owing to CNB (including, but not limited, pursuant to the MSLP Loan Agreement (Note 10) and the CNB Loan Agreement, (Note 12)) and any security interests and liens which secure such indebtedness owing to CNB. The Notes are convertible at any time into shares of the Company’s common stock, par value $0.0001 per share, calculated by dividing the outstanding principal amount of the Notes (and any accrued and unpaid interest under the Notes) by the initial conversion price of $48.75 per share. In connection with the Notes, the Company recognized interest expense of $540 and $534 during the three months ended March 31, 2023 and 2022, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of March 31, 2023, and December 31, 2022, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of March 31, 2023, and December 31, 2022.

The scheduled payments on the outstanding borrowings as of March 31, 2023 are as follows:

Years ending December 31,
2023	$1,597
2024	1,628
2025	28,217
Total	$31,442

For the three months ended March 31, 2023, the Company did not make any principal repayments.

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

On August 26, 2021, the Company, Venus USA and Venus Canada entered into a Fourth Amended and Restated Loan Agreement (the “Amended CNB Loan Agreement”) with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced from $10,000 to $5,000 at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3,000 to $1,500, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. The Amended CNB Loan Agreement is secured by substantially all of the Company’s assets and the assets of certain of its subsidiaries. On February 22, 2023, CNB notified the Company that it would be temporarily restricting advances under the Fourth Amended and Restated CNB Loan Agreement pursuant to its rights under Section 2 of the agreement. CNB and the Company continue to actively discuss lifting the restrictions on advances under the credit facility. However, CNB and the Company have not yet agreed to the criteria the Company must satisfy in order to lift the restrictions on advances under the credit facility.

As of March 31, 2023, and December 31, 2022, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 10).

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

In 2021, through CNB, the Company applied for and received partial forgiveness of the Venus USA PPP Loan in the amount of $1,689 and the Venus Concept PPP Loan in the amount of $1,086. The Company repaid $407 during the three months ended  March 31, 2022, and the remaining portion of the PPP Loans in the amount of $136 was fully repaid in  April 2022. As of  March 31, 2023, the Company had $nil outstanding under the PPP Loans ($nil as of December 31, 2022).

14. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all options granted and available for grant under the incentive plans and warrants to purchase common stock.

	March 31, 2023	December 31, 2022
Outstanding common stock warrants	1,061,924	1,061,924
Outstanding stock options and RSUs	1,012,456	875,343
Preferred shares	2,123,333	2,123,333
Shares reserved for conversion of future non-voting preferred share issuance	80,616	80,616
Shares reserved for conversion of future voting preferred share issuance	610,000	610,000
Shares reserved for future option grants and RSUs	71,633	25,080
Shares reserved for Lincoln Park	829,911	1,054,298
Shares reserved for Madryn Noteholders	547,592	547,713
Total common stock reserved for issuance	6,337,465	6,378,307

15. STOCKHOLDERS' EQUITY

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

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, the Company entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31,000 worth of shares of its common stock, par value $0.0001 per share, pursuant to its shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that the Company can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed 517,560 shares (subject to adjustment) of common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Equity Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) with Equity Purchase Agreement equals or exceeds $59.6325 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of the Company’s issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares of common stock issued under the Equity Purchase Agreement (the “Registration Rights Agreement”).

From commencement to expiry on July 1, 2022, the Company issued and sold to Lincoln Park 229,139 shares of its common stock at an average price of $40.50 per share, and 13,971 of these shares were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $620 together with the issuance costs of $123 were recorded as deferred issuance costs in the consolidated balance sheet at inception and were amortized into consolidated statements of stockholders’ equity proportionally based on proceeds received during the term of the Equity Purchase Agreement. In 2022, the Company issued 26,666 shares of its common stock and the proceeds from common stock issuances as of December 31, 2022 were $272, with no issuance costs. The proceeds in the amount of $272 were recorded in the condensed consolidated statements of cash flows as net cash proceeds from issuance of common stock. The Equity Purchase Agreement expired on July 1, 2022, and was replaced with the 2022 LPC Purchase Agreement discussed below.

2022 LPC Purchase Agreement with Lincoln Park

On July 12, 2022, the Company entered into the 2022 LPC Purchase Agreement with Lincoln Park, as the Equity Purchase Agreement expired on July 1, 2022. The 2022 LPC Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $11,000 of shares (the “Purchase Shares”) of its common stock, par value $0.0001 per share. Concurrently with entering into the 2022 LPC Purchase Agreement, the Company also entered into a registration rights agreement (the “2022 LPC Registration Rights Agreement”) with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2022 LPC Purchase Agreement. The aggregate number of shares that the Company can issue to Lincoln Park under the 2022 LPC Purchase Agreement may not exceed 858,224 shares of common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the 2022 LPC Purchase Agreement (the “2022 Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the 2022 Exchange Cap, in which case the 2022 Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the 2022 LPC Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the 2022 LPC Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the 2022 LPC Purchase Agreement, plus an incremental amount to take into account the issuance of the commitment shares to Lincoln Park under the 2022 LPC Purchase Agreement, such that the transactions contemplated by the 2022 LPC Purchase Agreement are exempt from the 2022 Exchange Cap limitation under applicable Nasdaq rules. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2022 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. Upon execution of the 2022 LPC Purchase Agreement, the Company issued 45,701 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement at the total amount of $330. Through December 31, 2022, the Company issued an additional 433,333 shares of common stock to Lincoln Park at an average price of $4.54 per share for a total value of $1,970. During the three months ended  March 31, 2023, the Company issued an additional 224,386 million shares of common stock to Lincoln Park at an average price of $3.58 per share, for a total value of $803. Further information regarding the 2022 LPC Purchase Agreement is contained in the Company’s Form 8-K filed with the SEC on July 12, 2022.

The 2022 Private Placement

On December 15, 2021, we entered into a securities purchase agreement pursuant to which we issued and sold to certain investors (collectively the "2021 Investors") an aggregate of 653,894 shares of our common stock and 252,717 shares of our non-voting convertible preferred stock (the “Non-Voting Preferred Stock”), par value $0.0001 per share, which are convertible upon receipt of a valid conversion notice by the Company from a 2021 Investor ("2021 Private Placement"). The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity.

Preferred Stock issued in December 2021

As noted above, in December 2021, the Company issued and sold to the 2021 Investors an aggregate of 252,717 shares of the Non-Voting Preferred Stock. The terms of the Non-Voting Preferred Stock are governed by a Certificate of Designation filed by the Company with the Secretary of State of the State of Delaware on December 14, 2021. The following is a summary of the material terms of the Non-Voting Preferred Stock:

•

Voting Rights. The Non-Voting Preferred Stock has no voting rights except as required by law and except that the consent of the holders of a majority of outstanding shares of the Non-Voting Preferred Stock will be required to amend the terms of the Preferred Stock or take certain other actions with respect to the Non-Voting Preferred Stock.

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

Upon issuance, the effective conversion price of the Non-Voting Preferred Stock of $18.75 per share was lower than the market price of the Company’s common stock on the date of issuance of the Non-Voting Preferred Stock of $19.35 per share; as a result, the Company recorded the beneficial conversion feature of $152 in accumulated paid in capital (“APIC”). Because the Non-Voting Preferred Stock is perpetual, it is carried at the amount recorded at inception. Upon conversion of the Non-Voting Preferred Stock, the beneficial conversion feature will be accounted for as a deemed dividend.

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

The 2022 Private Placement

In November 2022, we entered into a securities purchase agreement with certain investors (collectively, the “2022 Investors”) pursuant to which the Company issued and sold to the 2022 Investors an aggregate of 116,666 shares of common stock, par value $0.0001 per share, and 212,333 shares of voting convertible preferred stock, par value $0.0001 per share (the "Voting Preferred Stock"), which are convertible into 2,123,333 shares of common stock upon receipt of a valid conversion notice from a 2022 Investor or at the option of the Company within 30 days following the occurrence of certain events (the "2022 Private Placement"). The 2022 Private Placement was completed on November 18, 2022. The gross proceeds from the securities sold in the 2022 Private Placement was $6,720. The costs incurred with respect to the 2022 Private Placement totaled $202 and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. Further information regarding the 2022 Private Placement is contained in the Company’s Form 8-K filed with the SEC on November 18, 2022.

Voting Preferred Stock issued in November 2022

As noted above, in November 2022, the Company issued and sold to certain 2022 Investors an aggregate of 212,333 shares of Voting Preferred Stock. The terms of the Voting Preferred Stock are governed by a Certificate of Designation filed by the Company with the Secretary of State of the State of Delaware on November 17, 2022. The following is a summary of the material terms of the Voting Preferred Stock:

•	Voting Rights. The Voting Preferred Stock votes with the Common Stock on an as-converted basis.

•

Liquidation. Each share of Voting Preferred Stock carries a liquidation preference, senior to the Common Stock and Non-Voting Preferred Stock, in an amount equal to the greater of (a) $30.00 (being the issuance price) and (b) the amount that would be distributed in respect of such share of Voting Preferred Stock if it were converted into Common Stock and participated in such liquidating distribution with the other shares of Common Stock.

•

Conversion. The Voting Preferred Stock will convert into shares of Common Stock on a one for ten basis (i) at the option of a 2022 Investor upon delivery of a valid conversion notice to the Company or (ii) at the option of the Company within 30 days following the earlier to occur of (a) the date on which the volume-weighted average price of the Common Stock has been greater than or equal to $18.75 for 30 consecutive trading days and (b)the date on which the Company has reported two consecutive fiscal quarters of positive cash flow.

•

Dividends. Each share of Voting Preferred Stock is entitled to participate in dividends and other non-liquidating distributions (if, as and when declared by the Board of the Company) on an as-converted basis, pari passu with the Common Stock and Non-Voting Preferred Stock.

•	Redemption. The Voting Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Voting Preferred Stock shall be perpetual unless converted.

2010 Share Option Plan

In November 2010, the Board adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of March 31, 2023, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 3,393 (6,283 as of December 31, 2022).

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

Under the 2019 Plan, 30,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of March 31, 2023, there were 68,239 shares of common stock available under the 2019 Plan (18,796 as of December 31, 2022). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
Cost of sales	$15	$8
Selling and marketing	109	175
General and administrative	300	229
Research and development	57	31
Total stock-based compensation	$481	$443

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.00	6.00
Risk-free interest rate	3.41%	2.56%
Expected volatility	43.02%	42.54%
Expected dividend rate	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2023	849,426	$25.05	8.23	$209
Options granted	184,333	2.85		86
Options exercised	-	-	—	—
Options forfeited/cancelled	(23,969)	29.70	—	—
Outstanding - March 31, 2023	1,009,790	$20.85	8.06	$96
Exercisable – March 31, 2023	249,397	$52.80	5.02	$1
Expected to vest – after March 31, 2023	760,393	$10.35	9.06	$95

The following tables summarize information about stock options outstanding and exercisable at March 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$2.82 - $54.60	957,723	8.28	15.75	198,904	5.29	36.75
$63.90 - $119.25	49,270	4.01	100.35	47,696	3.93	100.80
$186.75 - $382.50	1,618	5.50	270.90	1,618	5.50	270.90
$405.00 - $438.75	650	2.01	405.15	650	2.01	405.15
$540.00 - $958.50	529	4.65	684.75	529	4.65	684.75
	1,009,790	8.06	20.85	249,397	5.02	52.80

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $1 for the three months ended March 31, 2023 and 2022, respectively.

The weighted-average grant date fair value of options granted was $2.82 and $20.70 per share for the three months ended March 31, 2023 and 2022, respectively.

Restricted Stock Units

The following table summarizes information about RSUs outstanding at March 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share, $
Outstanding – January 1, 2023	25,916	$19.50
RSUs granted	—	—
RSUs forfeited/cancelled	(1,250)	20.70
RSUs exercised	(22,000)	20.70
Outstanding - March 31, 2023	2,666	$8.70

16. INCOME TAXES

The Company generated a loss and recognized $235 of tax expense for the three months ended March 31, 2023, and $272 of tax expense for the three months ended March 31, 2022, respectively. A reconciliation of income tax expense is as follows:

	Three Months Ended March 31,
	2023	2022
Loss before income taxes	$(9,388)	$(8,364)
Theoretical tax benefit at the statutory rate (21.0% in 2023 and 2022)	(1,971)	(1,756)
Differences in jurisdictional tax rates	(267)	(252)
Valuation allowance	2,441	2,067
Non-deductible expenses	32	213
Total income tax provision	235	272
Net loss	$(9,623)	$(8,636)

Income tax expense is recognized based on the actual loss incurred during the three months ended March 31, 2023 and 2022, respectively.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended March 31,
	2023	2022
United States	$10,741	$13,129
International	9,790	13,277
Total revenue	$20,531	$26,406

As of March 31, 2023, long-lived assets in the amount of $11,438 were located in the United States and $1,368 were located in foreign locations. As of December 31, 2022, long-lived assets in the amount of $12,346 were located in the United States and $1,431 were located in foreign locations.

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

4.    Service revenue – includes NeoGraft technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended March 31,
	2023	2022
Lease revenue	$5,761	$10,423
System revenue	11,065	11,875
Product revenue	2,947	3,497
Service revenue	758	611
Total revenue	$20,531	$26,406

18. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and parties related through employment.

Distribution agreements

On January 1, 2018, the Company entered into a Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A former senior officer of the Company is a 30.0% shareholder of TBC. For the three months ended March 31, 2023 and 2022, TBC purchased products in the amount of $208 and $407, respectively, under this distribution agreement. These sales are included in products and services revenue. These sales are included in products and services revenue.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd. ("Venus Singapore"). On January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Aexel Biomed will continue to distribute the Company’s products in Singapore. A former senior officer of the Company is a 45.0% shareholder of Aexel Biomed. During the three months ended March 31, 2023 and 2022, Aexel Biomed purchased products in the amount of $60 and $178, respectively, under the distribution agreement. These sales are included in products and services revenue.

19. SUBSEQUENT EVENTS

Sale of Stock to LPC

Between April 1, 2023, and May 9, 2023, the Company issued 66,666 shares of common stock to Lincoln Park at an average price of $2.73 per share. See Note 15 for further information regarding the 2022 LPC Purchase Agreement.

Plan to Dissolve Venus Concept Korea

On February 7, 2023, the Board made several strategic decisions to dissolve itself of underperforming direct sales offices in the countries which were not anticipated to produce sustainable results. As a part of this initiative, on April 18, 2023, the Company held a meeting with the employees of Venus Concept Korea Ltd. (“Venus Korea”) and communicated the Company’s plan to divest itself of its equity interest in Venus Korea. No divestiture has occurred during the three months ended March 31, 2023, however we expect to incur severance costs in the amount of $54 thousand in association with the planned divestiture of Venus Korea.

Reverse Stock Split

On May 11, 2023, the Company effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock, par value $0.0001 per share by the filing of a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware pursuant to the Delaware General Corporation Law. The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on May 11, 2023 and began trading on a Reverse Stock Split-adjusted basis as of the opening of the Nasdaq Capital Market on May 12, 2023. Further information regarding the Reverse Stock Split is contained in the Company’s Form 8-K filed with the SEC on May 11, 2023.

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

Management believes the risks and impacts of the COVID-19 pandemic on our business appear to have largely subsided, but we continue to closely monitor all COVID-19 developments including its impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on these statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”) and other filings we have made with the SEC.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the three months ended March 31, 2023 and 2022, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets. As we grow our ARTAS hair restoration business and expand robotics offerings through the AI.ME™ platform we expect our penetration into the core practices of dermatology and plastic surgery to increase.

We have had recurring net operating losses and negative cash flows from operations. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $234.3 million and $224.1 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $6.4 million and $11.6 million, respectively.

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

Venus Viva®, Venus Viva® MD, Venus Legacy®, Venus Concept®, Venus Versa®, Venus Fiore®, Venus Freedom™, Venus Bliss™, Venus Bliss Max™, NeoGraft®, Venus Glow™, ARTAS®, ARTAS iX®, and AIME™, are trademarks of the Company and its subsidiaries. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the ® symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

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

The 2022 LPC Purchase Agreement

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, which will enhance our balance sheet and financial condition to support our future growth initiatives. As part of the 2022 LPC Purchase Agreement, we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement with the total value of $0.3 million.  Subsequent to execution of the 2022 LPC Purchase Agreement the Company issued 0.43 million shares of common stock to Lincoln Park at an average price of $4.54 per share, for a total value of $1.97 million through December 31, 2022. During the quarter ended March 31, 2023, the Company issued an additional 0.22 million shares of common stock to Lincoln Park at an average price of $3.58 per share, for a total value of $0.80 million. For additional information regarding the 2022 LPC Purchase Agreement, see Note 15 “Stockholders Equity” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

The 2021 Private Placement

On December 15, 2021, the Company Consummated the 2021 Private Placement whereby we entered into a securities purchase agreement pursuant to which we issued and sold to the 2021 Investors an aggregate of 653,894 shares of our common stock and 252,717 shares of our Non-Voting Preferred Stock. The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2021 Private Placement transaction is discussed in Note 15 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

The 2022 Private Placement

On November 18, 2022, we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 116,666 shares of our common stock and 212,333 shares of our Voting Preferred Stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2022 Private Placement transaction is discussed in Note 15 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

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

Systems are sold through traditional sales contracts directly, through our subscription model, and through distributors. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under subscription agreements in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

We generate revenue under our subscription-based business model and from traditional system sales. Venus Ltd. commenced a subscription-based model in North America in 2011. Our subscription model is also available in targeted international markets in which we operate directly. Approximately 34% and 47% of our total system revenues were derived from our subscription model in the three months ended March 31, 2023 and 2022, respectively. We currently do not offer the ARTAS iX system under the subscription model. For additional details related to our subscription model, see Item 1. Business – Subscription-Based Business Model as filed in our Form 10-K for the year ended December 31, 2022.

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

We have developed and received regulatory clearance for twelve novel aesthetic technology platforms, including our ARTAS and NeoGraft systems. We believe our ARTAS and NeoGraft systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market. Our medical aesthetic technology platforms have received regulatory clearance for a variety of indications, including treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains in jurisdictions around the world. In addition, our technology pipeline is focused on the development of robotically assisted minimally invasive solutions for aesthetic procedures that are primarily treated by surgical intervention, including the AI.ME platform for which we received FDA 510(k) clearance for fractional skin resurfacing in December 2022.

In the United States, we have obtained 510(k) clearance from the FDA for our Venus Viva, Venus Viva MD, Venus Legacy, Venus Versa, Venus Velocity, Venus Bliss, Venus Bliss Max, Venus Epileve, Venus Fiore, ARTAS, ARTAS iX and AI.ME systems. Outside the United States, we market our technologies in over 60 countries across Europe, the Middle East, Africa, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

As of March 31, 2023, we operated directly in 14 international markets through our 11 direct offices in the United States, Canada, United Kingdom, Japan, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the three months ended March 31, 2023, and 2022 were $20.5 million and $26.4 million, respectively. We had a net loss attributable to Venus Concept of $9.7 million and $8.6 million in the three months ended March 31, 2023, and 2022, respectively. We had an Adjusted EBITDA loss of $5.7 million and $5.9 million for the three months ended March 31, 2023, and 2022, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2023	2022
Reconciliation of net loss to adjusted EBITDA	(in thousands)
Net loss	$(9,623)	$(8,636)
Foreign exchange loss (gain)	(352)	5
Loss on disposal of subsidiaries	77	—
Finance expenses	1,508	923
Income tax expense	235	272
Depreciation and amortization	1,022	1,101
Stock-based compensation expense	481	443
Other adjustments (1)	917	—
Adjusted EBITDA	$(5,735)	$(5,892)

(1) For the three months ended March 31, 2023, the other adjustments are represented by restructuring activities designed to improve the Company's operations and cost structure.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended March 31,
	2023	2022
United States	86	126
International	237	327
Total systems delivered	323	453

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

In the three months ended March 31, 2023, and 2022, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for expected credit losses for estimated losses that may primarily arise from subscription customers that are unable to make the remaining payments required under their subscription agreements. During the three months ended March 31, 2023, our collections results were negatively impacted by macroeconomic headwinds, including increased interest rates and inflationary factors impacting the operating costs and liquidity positions of our customers. As a result, we increased the allowance for expected credit losses as a percentage of gross outstanding accounts receivable from the period ended March 31, 2022 to the period ended March 31, 2023. We incurred a bad debt expense of $0.6 million during the three months ended March 31, 2023, which includes $0.5 million associated with the adoption of revised guidance of Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. In addition, we continue to focus our selling efforts on cash sales and subscription customers with a stronger credit profile. As of March 31, 2023, our allowance for expected credit losses was $14.2 million which represents 21% of the gross outstanding accounts receivable as of this date. As of March 31, 2022, our allowance for expected credit losses was $12.7 million which represents 14.2% of the gross outstanding accounts receivable as of this date.

Outlook

While the impact of COVID-19 on our business has largely subsided, we continue to closely monitor all COVID-19 developments including its impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. In addition, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted. The bulk of the first quarter revenue decline was due to a strategy shift to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity. We continue to focus on quality of revenue and despite the revenue decline, our cash used in operations was $6.5 million lower than the same period in 2022. We remain focused on adapting to the challenges presented by the current macro-economic environment.

Supply chain. We did not experience significant supply issues during the three months ended March 31, 2023 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and manage inventory of key component parts. While we have seen recent improvements in global supply chain reliability we anticipate some supply challenges throughout the remainder of 2023, including long production lead times and shortages of certain materials or components that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which we expect to continue through the balance of 2023. We expect to mitigate such pressures, where possible through price increases and margin management.

Global Economic conditions. General global economic downturns and macroeconomic trends, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, have resulted and may continue to result in unfavorable conditions that negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near-term, impacting our cost of sales as well as selling, general and administrative expenses. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation. Interest rate increases or other government actions taken to reduce inflation have resulted in recessionary pressures in many parts of the world and has had, and may continue to have, the effect of further increasing economic uncertainty and heightening these risks.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. While the continued economic recovery in individual countries during the first three months of 2023 progressed well in most countries in which we operate, we continue to evaluate our direct operations, particularly those outside of North America. As a result, our International revenues declined in the first quarter of 2023 as we operated in three fewer direct markets when compared to the same prior year period.

Accounts receivable collections. We remain fully focused on reactivating collections with those at-risk accounts that have struggled through the pandemic but show signs of viability. As of March 31, 2023, our allowance for expected credit losses stands at $14.2 million, which represents 21% of the gross outstanding accounts receivable as of that date. This represents an increase of $0.6 million from our December 31, 2022 allowance for expected credit losses balance of $13.6 million, but remains relatively flat as a percentage of total receivables.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of marketing supplies, ARTAS kits, Viva tips, other consumables and (3) service revenue from our extended warranty service contracts provided to existing customers.

System Revenue

For the three months ended March 31, 2023 and 2022, approximately 34% and 47%, respectively, of our total system revenues were derived from our subscription model. The relative decrease in subscription revenues in the first quarter of 2023 is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity. For accounting purposes, our subscription arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three months ended March 31, 2023 and 2022, approximately 62% and 46%, respectively, of our total system revenues were derived from traditional sales. The increased focus on traditional sales is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity.

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

For the three months ended March 31, 2023 and 2022, approximately 9% and 13% of our total system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, and are accounted for using the sell-in method.

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

Service Revenue

We generate ancillary revenue from our existing customers by selling additional services including extended warranty service contracts.

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

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 7.71% for the MSLP Loan and 8.0% for the Notes as of March 31, 2023 and 7.39% for the MSLP Loan and 8.0% for the Notes as of December 31, 2022 .

Foreign Exchange (Gain) Loss

Foreign currency exchange (gain) loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Income Tax Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription contract is reported and tax affected. This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer. Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Income tax benefit is recognized based on the actual taxable loss incurred during the three months ended March 31, 2023.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Consolidated Statements of Loss:	(dollars in thousands)
Revenues:
Leases	$5,761	$10,423
Products and services	14,770	15,983
Total revenue	20,531	26,406
Cost of goods sold
Leases	1,747	2,700
Products and services	5,085	5,943
	6,832	8,643
Gross profit	13,699	17,763
Operating expenses:
Selling and marketing	8,032	11,084
General and administrative	11,185	11,472
Research and development	2,637	2,643
Total operating expenses	21,854	25,199
Loss from operations	(8,155)	(7,436)
Other expenses:
Foreign exchange loss (gain)	(352)	5
Finance expenses	1,508	923
Loss on disposal of subsidiaries	77	—
Loss before income taxes	(9,388)	(8,364)
Income tax expense	235	272
Net loss	$(9,623)	$(8,636)
Net loss attributable to stockholders of the Company	(9,657)	(8,619)
Net income (loss) attributable to non-controlling interest	34	(17)
As a % of revenue:
Revenues	100%	100%
Cost of goods sold	33.3	32.7
Gross profit	66.7	67.3
Operating expenses:
Selling and marketing	39.1	42.0
General and administrative	54.5	43.4
Research and development	12.8	10.0
Total operating expenses	106.4	95.4
Loss from operations	(39.7)	(28.2)
Foreign exchange loss (gain)	(1.7)	0.0
Finance expenses	7.3	3.5
Loss before income taxes	(45.7)	(31.7)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Revenues by region:
United States	$10,741	$13,129
International	9,790	13,277
Total revenue	$20,531	$26,406

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Revenues by product:
Subscription—Systems	$5,761	$10,423
Products—Systems	11,065	11,875
Products—Other (1)	2,947	3,497
Services (2)	758	611
Total revenue	$20,531	$26,406

(1)	Products-Other include ARTAS procedure kits, Viva tips and other consumables.
Comparison of the three months ended March 31, 2023 and 2022

Revenues

	Three Months Ended March 31,
	2023		2022		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$5,761	28.1	$10,423	39.5	$(4,662)	(44.7)
Products—Systems	11,065	53.9	11,875	45.0	(810)	(6.8)
Products—Other	2,947	14.3	3,497	13.2	(550)	(15.7)
Services	758	3.7	611	2.3	147	24.1
Total	$20,531	100.0	$26,406	100.0	$(5,875)	(22.2)

Total revenue decreased by $5.9 million, or 22.3%, to $20.5 million for the three months ended March 31, 2023 from $26.4 million for the three months ended March 31, 2022. The decrease in revenue is primarily attributed to an initiative to reduce our reliance on system sales sold under subscription agreements. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates. Our international business was also impacted by negative foreign exchange headwinds of $0.4 million due to a strengthening U.S. dollar, as well as general macroeconomic headwinds that impacted customer access to capital. Despite the reduction in systems sales sold under subscriptions agreements, our cash generation in the first quarter of 2023 improved due to higher system sales sold on a cash basis.

We sold an aggregate of 323 systems in the three months ended March 31, 2023 compared to 453 systems in the three months ended March 31, 2022. The percentage of systems revenue derived from our subscription model was approximately 34% and 47% during the three months ended March 31, 2023 and 2022, respectively. The relative decrease in subscription revenues is in line with our strategy to prioritize cash deals over subscription deals in the U.S. market in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our subscription model was approximately 21% and 58% during the three months ended March 31, 2023 and 2022, respectively.

Other product revenue decreased by $0.6 million, or 17.1%, to $2.9 million in the three months ended March 31, 2023 compared to $3.5 million in the three months ended March 31, 2022. The decrease was primarily driven by lower sales in International as we exit unprofitable markets.

Services revenue increased by $0.2 million, or 33.3%, to $0.8 million in the three months ended March 31, 2023, compared to $0.6 million in the three months ended March 31, 2022. The increase was driven by higher warranty sales through various chain accounts.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $1.8 million, or 21%, to $6.8 million in the three months ended March 31, 2023, compared to $8.6 million in the three months ended March 31, 2022. Gross profit decreased by $4.1 million, or 23%, to $13.7 million in the three months ended March 31, 2023, compared to $17.8 million in the three months ended March 31, 2022. The decrease in gross profit is primarily due to a decrease in revenue in the United States and International markets driven by the strategic decision to deemphasize subscription sales and the exit from unprofitable direct markets as discussed above. Gross margin was 66.7% of revenue in the three months ended March 31, 2023, compared to 67.3% of revenue in the three months ended March 31, 2022. The marginal decrease was primarily due to a $0.4 million foreign exchange headwind as a result of most currencies depreciating relative to the U.S. dollar. Adjusting for these factors, our gross margins are slightly above the prior year period.

Operating expenses

	Three Months Ended March 31,
	2023		2022		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$8,032	39.1	$11,084	42.0	$(3,052)	(27.5)
General and administrative	11,185	54.5	11,472	43.4	(287)	(2.5)
Research and development	2,637	12.8	2,643	10.0	(6)	(0.2)
Total operating expenses	$21,854	106.4	$25,199	95.4	$(3,345)	(13.3)

Selling and Marketing

Sales and marketing expenses decreased by $3.0 million or 27.5% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease is largely due to lower revenues and reduced marketing expenditures as we consolidate some of these activities. As a percentage of total revenues, our sales and marketing expenses decreased by 2.9%, from 42% in the three months ended March 31, 2022 to 39.1% in the three months ended March 31, 2023. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $0.3 million or 2.5% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to exiting certain unprofitable direct markets, partially offset by inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 11%, from 43.4% in the three months ended March 31, 2022, to 54.5% in the three months ended March 31, 2023, primarily due to the increases in costs noted above.

Research and Development

Research and development expenses decreased by $nil or 0% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. While we experienced some cost savings through the consolidation of activities between our Israel and San Jose sites, this was offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses increased by 2.8%, from 10.0% in the three months ended March 31, 2022, to 12.8% in the three months ended March 31, 2023.

Foreign exchange loss

We had $0.4 million of foreign exchange gain in the three months ended March 31, 2023 and foreign exchange loss of $nil in the three months ended March 31, 2022. It increased by $0.4 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. In the three months ended March 31, 2023, most currencies depreciated relative to the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses increased by $0.6 million or 66.7%, from $0.9 million in the three months ended March 31, 2022, compared to $1.5 million in the three months ended March 31, 2023, mostly due to an increase in LIBOR rates on our MSLP loan. See “—Liquidity and Capital Resources” below.

Income Tax Expense

We had an income tax expense of $0.2 million in the three months ended March 31, 2023 compared to $0.3 million of income tax expense in the three months ended March 31, 2022. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2023, we had changes in timing of deductible expenses and recognized tax losses in specific judications, which resulted in $0.2 of income tax expense.

Liquidity and Capital Resources

We had $6.4 million and $11.6 million of cash and cash equivalents as of March 31, 2023, and December 31, 2022, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $77.8 million as of March 31, 2023, including the MSLP Loan of $51.1 million, and convertible notes of $26.7 million, compared to total debt obligations of approximately $77.7 million as of December 31, 2022.

Our working capital requirements reflect the growth of our business over the last few years, in particular, the past focus on our subscription model. Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our recent shift to prioritize traditional cash sales over subscription sales is designed to improve liquidity and reduce working capital requirements over time. Our overall growth also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 34:66 in the three months ended March 31, 2023, compared to 54:46 in the three months ended March 31, 2022. We expect to increase the ratio of traditional sales to subscription sales in 2023 and beyond. We expect inventory to remain relatively flat in the short term but increase at a lower rate than the rate of revenue growth over the longer term.

We also require modest funding for capital expenditures. Our capital expenditures relate primarily to our research and development facilities in Yokneam, Israel and San Jose, California. In addition, our past capital investments have included improvements and expansion of our subsidiaries’ operations to support our growth, but do not expect to incur such costs over the next twelve months.

Issuance of Secured Subordinated Convertible Notes

Contemporaneously with the MSLP Loan Agreement, on December 9, 2020, we issued $26.7 million aggregate principal amount of the Notes to the Madryn Noteholders pursuant to the terms of the Exchange Agreement. The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. In connection with the Exchange Agreement, we also entered into (i) the Madryn Security Agreement, pursuant to which we agreed to grant Madryn a security interest, in substantially all of our assets, to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The Notes are convertible at any time into shares of our common stock at an initial conversion price of $48.75 per share, subject to adjustment. For additional information regarding the Notes, Exchange Agreement, Madryn Security Agreement and CNB Subordination Agreement, see Note 10 “Madryn Long-Term Debt and Convertible Notes” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

CNB Loan Agreement

We have a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries to be used to finance working capital requirements. There was $nil outstanding balance as of March 31, 2023 and December 31, 2022. On February 22, 2023, CNB notified the Company that it would be temporarily restricting advances under the Fourth Amended and Restated CNB Loan Agreement pursuant to its rights under Section 2 of the agreement. CNB and the Company continue to actively discuss lifting the restrictions on advances under the credit facility.

On August 26, 2021 we entered into the Fourth Amended and Restated CNB Loan Agreement with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced from $10.0 million to $5.0 million at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3.0 million to $1.5 million, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. As of March 31, 2023, and December 31, 2022, we were in compliance with all required covenants. For additional information on the CNB Loan Agreement and the related agreements, see Note 11 “Credit Facility” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that we can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed the Exchange Cap, unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Equity Purchase Agreement equals or exceeds $59.6325 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules). Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of our issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park (as defined above).

During the year ended December 31, 2022, we issued and sold 0.03 million shares of our common stock shares to Lincoln Park under the Equity Purchase Agreement, at which point this agreement expired. The net cash proceeds from shares issuance as of December 31, 2022 were $0.3 million. The Equity Purchase Agreement expired on July 1, 2022 and was subsequently replaced by the 2022 LPC Purchase Agreement.

The 2021 Private Placement

On December 15, 2021, we consummated the 2021 Private Placement whereby entered into a securities purchase agreement pursuant to which we issued and sold to the 2021 Investors an aggregate of 653,894 shares of our common stock and 252,717 shares of our Non-Voting Preferred Stock. The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2021 Private Placement transaction is discussed in Note 15 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

The 2022 LPC Purchase Agreement

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Through March 31, we issued an additional 0.66 million shares of common stock to Lincoln Park at an average price of $4.20 per share, for a total value of $2.8 million. For additional information regarding the 2022 LPC Purchase Agreement, see Note 15 “Stockholders Equity” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

The 2022 Private Placement

On November 18, 2022, we consummated the 2022 Private Placement whereby we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 116,666 shares of our common stock and 212,333 shares of our Voting Preferred Stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2022 Private Placement transaction is discussed in Note 15 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

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

For additional information on our utilization of government assistance programs, see Note 13 “Government Assistance Programs” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Capital Resources

As of March 31, 2023, we had capital resources consisting of cash and cash equivalents of approximately $6.4 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

We believe that the net proceeds from the 2022 Private Placement, the 2021 Private Placement, the proceeds from issuance of our common stock to Lincoln Park, the proceeds from the government assistance programs, the proceeds from the MSLP Loan, our continued availability under the 2022 LPC Purchase Agreement, our strategic cash flow enhancement initiatives, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We can provide no assurances that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(5,888)	$(12,424)
Cash used in investing activities	(70)	(157)
Cash (used in) provided by financing activities	803	(384)
Net decrease in cash and cash equivalents	$(5,155)	$(12,965)

Cash Flows from Operating Activities

For the three months ended March 31, 2023, cash used in operating activities consisted of a net loss of $9.6 million, partially offset by a decrease in net operating assets of $1.0 million and non-cash operating expenses of $2.7 million. The use of cash in net operating assets was attributable to a decrease in accounts receivable of $1.7 million, a decrease in inventories of $0.9 million, a decrease in other current assets of $1.7 million, a decrease in operating right-of-use assets, net of $0.4 million. These were offset by a decrease in trade payables of $0.5 million and a decrease in accrued expenses and other current liabilities of $2.6 million. The non-cash operating expenses consisted of provision for expected credit losses of $0.7 million, depreciation and amortization of $1.0 million, finance expenses and accretion of $0.1 million, stock-based compensation expense of $0.5 million, provision for inventory obsolescence of $0.3 million, partially offset by a deferred tax recovery of $0.1 million.

For the three months ended March 31, 2022, cash used in operating activities consisted of a net loss of $8.6 million and an investment in net operating assets of $6.6 million, partially offset by non-cash operating expenses of $2.8 million. The investment in net operating assets was attributable to an increase in accounts receivable of $3.2 million, an increase in inventories of $0.9 million, an increase in advances to suppliers of $4.2 million, an increase in other current assets of $0.4 million, an increase to operating right-of-use assets, net of $6.3 million, a decrease in accrued expenses and other current liabilities of $1.1 million, and a decrease in severance pay funds of $0.1 million. This was partially offset by a decrease in prepaid expenses of $0.3 million, a decrease in trade payables of $2.7 million, an increase in current operating lease liabilities of $1.6 million, an increase in unearned interest income of $0.1 million, an increase in long-term operating lease liabilities of $4.6 million, and an increase in other long-term liabilities of $0.2 million. The non-cash operating expenses consisted of provision for expected credit losses of $1.0 million, depreciation and amortization of $1.1 million, finance expenses and accretion of $0.1 million, stock-based compensation expense of $0.4 million, provision for inventory obsolescence of $0.1 million, and deferred tax expense of $0.1 million.

Cash Flows from Investing Activities

In the three months ended March 31, 2023, cash used in investing activities consisted of $$0.1 million for the purchase of property and equipment.

In the three months ended March 31, 2022, cash used in investing activities consisted of $0.2 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the three months ended March 31, 2023, cash used in financing activities primarily consisted of net proceeds from the issuance of shares of common stock to Lincoln Park of $0.8 million.

In the three months ended March 31, 2022, cash used in financing activities primarily consisted of $0.4 million repayment of government assistance loans.

.

Contractual Obligations and Other Commitments

Our premises are leased under various operating lease agreements, which expire on various dates.

As of March 31, 2023, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $19.7 million. In addition, as of March 31, 2023, we had $1.833 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items."

The following table summarizes our contractual obligations as of March 31, 2023, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations, including interest	$13,698	$78,876	$—	$—	$92,574
Operating leases	1,688	2,350	1,038	544	5,620
Purchase commitments	19,684	—	—	—	19,684
Total contractual obligations	$35,070	$81,226	$1,038	$544	$117,878

For an additional description of our commitments see Note 9, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

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

Our significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2022. We believe that the assumptions and estimates associated with revenue recognition, long-term receivables, allowance for expected credit losses, warranty accrual, and stock-based compensation have the most significant impact on our consolidated financial statements, and therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and (3) and our extended warranty service contracts provided to existing customers.

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

Long-term receivables

Long-term receivables relate to our subscription revenue or other contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for expected credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% and 10% for the three months ended March 31, 2023 and 8% to 9% for the three months ended March 31, 2022, respectively. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

Allowance for expected credit losses

The allowance for expected credit losses is based on our assessment of the collectability of customer accounts and the aging of the related invoices and represents our best estimate of probable credit losses in our existing trade accounts receivable. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the account receivable balances, and current economic conditions that may affect a customer’s ability to pay.

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

Stock-Based Compensation

We account for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all stock based payments to employees be recognized in the unaudited condensed consolidated statements of operations based on their fair values.

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances are remeasured into U.S. dollars in accordance with the principles set forth in ASC 830-10 “Foreign Currency Translation”. All exchange gains and losses from re-measurement of monetary balance sheet items resulting from transactions in non-U.S. dollar currencies are recorded as foreign exchange loss (income) in the unaudited condensed consolidated statement of operations as they arise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2023, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies.”

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our operations, we become involved in routine litigation incidental to the business. Material proceedings are described under Note 9, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below and the risk factors described under Part I, Item 1A. “Risk Factors” in our latest Form 10-K for the year ended December 31, 2022, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included herein, and the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2022 filed with the SEC and incorporated by reference herein.

We offer credit terms to some qualified customers and distributors. In the event that a customer or distributor defaults on the amounts payable to us, our financial results may be adversely affected.

For the three months ended March 31, 2023 and 2022, approximately 34% and 47% of our total system revenues were derived from our subscription-based model. Under our subscription model, we collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities issued and sold during the three months ended March 31, 2023.

Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Addendum to Executive Employment Agreements

On May 9, 2023, the Company entered into addendums (together the “Addendum to Employment Agreements” and individually, an “Addendum to Employment Agreement”) to the employment agreements (together the “Employment Agreements” and individually, an “Employment Agreement”) with Domenic Della Penna, Executive Vice President and Chief Financial Officer and Ross Portaro, Executive Vice President and General Manager, Global Sales and Marketing. The changes made to the Employment Agreements were viewed as necessary to provide consistency between the Company’s executive employment agreements and to reflect its belief as to providing appropriate competitive market terms.

Other than as set forth in Mr. Della Penna’s Addendum to Employment Agreement, the terms of Mr. Della Penna’s Employment Agreement remain materially the same as the previously filed executive employment agreement which appeared as Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed November 7, 2019, as amended. The material changes contained in Mr. Della Penna’s Addendum to Employment Agreement include the following:

-

In the event that termination occurs in connection with a Change in Control (as defined in the Employment Agreement) Mr. Della Penna will receive: (a) a separation payment of twelve (12) months of base salary paid in a lump sum; (b) an amount equal to 75% of the average of any bonuses paid to Mr. Della Penna during the two (2) years prior to his termination of employment; (c) a lump sum payment equal to one (1) times Mr. Della Penna’s target annual bonus assuming achievement of performance goals at target, pro rata, in each case, as in effect as of Mr. Della Penna’s termination date; (d) benefits continuation for Mr. Della Penna and his covered dependents until the earlier of (i) the date falling twelve (12) months from the date of termination, and (ii) the date Mr. Della Penna and his covered dependents become eligible for coverage under another employer’s policy; and (d) the full acceleration of the vesting of all of Mr. Della Penna’s equity awards;

-

In the event that termination occurs in the absence of a Change in Control, Mr. Della Penna will receive (a) a separation payment of twelve (12) months of base salary paid in a lump sum; (b) an amount equal to 50% of the average of any bonuses paid to Mr. Della Penna during the two (2) years prior to his termination of employment; (c) a lump sum payment equal to one (1) times Mr. Della Penna’s target annual bonus assuming achievement of performance goals at target, pro rata, in each case, as in effect as of Mr. Della Penna’s termination date; and (d) benefits continuation for Mr. Della Penna and his covered dependents until the earlier of (i) the date falling nine (9) months from the date of termination, and (ii) the date Mr. Della Penna and his covered dependents become eligible for coverage under another employer’s policy;

-	The definition of “Cause” was redefined to be “anything that would constitute just cause for the immediate termination of Employee’s employment under applicable law.”; and
-	The term of Mr. Della Penna’s non-compete and non-solicitation period is six (6) months in the absence of a Change in Control and nine (9) months in connection with a Change in Control.

Other than as set forth in Mr. Della Penna’s Addendum to Employment Agreement, the terms of Mr. Portaro’s Employment Agreement remain materially the same as the previously filed executive employment agreement which appeared as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed March 28, 2022, as amended. The material changes contained in Mr. Portaro’s Addendum to Employment Agreement include the following:

-

In the event that termination occurs in connection with a Change in Control (as defined in the Employment Agreement) Mr. Portaro will receive: (a) a separation payment of nine (9) months of base salary paid in a lump sum; (b) a lump sum payment equal to one (1) times Mr. Portaro’s target annual bonus assuming achievement of performance goals at target, pro rata, in each case, as in effect as of Mr. Portaro’s termination date; (c) benefits continuation for Mr. Portaro and his covered dependents until the earlier of (i) the date falling nine (9) months from the date of termination, and (ii) the date Mr. Portaro and his covered dependents become eligible for coverage under another employer’s policy; and (d) the full acceleration of the vesting of all of Mr. Portaro’s equity awards;

-

In the event that termination occurs in the absence of a Change in Control, Mr. Portaro will receive (a) a separation payment of six (6) months of base salary paid in a lump sum; (b) a lump sum payment equal to one (1) times Mr. Portaro’s target annual bonus assuming achievement of performance goals at target, pro rata, in each case, as in effect as of Mr. Portaro’s termination date; and (c) benefits continuation for Mr. Portaro and his covered dependents until the earlier of (i) the date falling six (6) months from the date of termination, and (ii) the date Mr. Portaro and his covered dependents become eligible for coverage under another employer’s policy; and

-	The definition of “Cause” was redefined to be “anything that would constitute just cause for the immediate termination of Employee’s employment under applicable law."

The foregoing description of the Addendum Employment Agreements are qualified in their entirety by reference to the full text thereof, a copy of which are filed as Exhibit 10.1 and Exhibit 10.2 to this Quarterly Report and are incorporated herein by reference.

.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

10.1	Addendum to Employment Agreement of Domenic Della Penna, dated May 9, 2023.				X

10.2	Addendum to Employment Agreement of Ross Portaro, dated May 9, 2023.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

*         The certification attached as Exhibit 32.1 and Exhibit 32.2 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the United States Securities and Exchange Commission and is not to be incorporated by reference into any filing of Venus Concept Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Venus Concept Inc.

Date: May 15, 2023	By:	/s/ Rajiv De Silva
Rajiv De Silva
Chief Executive Officer

Date: May 15, 2023	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer