Form 10-Q
period 2023-06-30
Venus Concept Inc.
filed 2023-08-14
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023 the registrant had 5,526,481 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,122	$11,569
Accounts receivable, net of allowance of $13,233 and $13,619 as of June 30, 2023, and December 31, 2022, respectively	37,520	37,262
Inventories	22,936	23,906
Prepaid expenses	1,481	1,688
Advances to suppliers	5,749	5,881
Other current assets	1,984	3,702
Total current assets	75,792	84,008
LONG-TERM ASSETS:
Long-term receivables, net	12,082	20,044
Deferred tax assets	876	947
Severance pay funds	586	741
Property and equipment, net	1,640	1,857
Operating right-of-use assets, net	4,983	5,862
Intangible assets	10,197	11,919
Total long-term assets	30,364	41,370
TOTAL ASSETS	$106,156	$125,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$8,293	$8,033
Accrued expenses and other current liabilities	13,063	16,667
Current portion of long-term debt	7,735	7,735
Income taxes payable	434	117
Unearned interest income	1,915	2,397
Warranty accrual	880	1,074
Deferred revenues	1,050	1,765
Operating lease liabilities	1,571	1,807
Total current liabilities	34,941	39,595
LONG-TERM LIABILITIES:
Long-term debt	70,683	70,003
Income tax payable	385	374
Deferred tax liabilities	6	—
Accrued severance pay	696	867
Unearned interest revenue	552	957
Warranty accrual	377	408
Operating lease liabilities	3,666	4,221
Other long-term liabilities	392	215
Total long-term liabilities	76,757	77,045
TOTAL LIABILITIES	111,698	116,640
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (Note 14):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 5,526,481 and 5,161,374 issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	30	29
Additional paid-in capital	235,467	232,169
Accumulated deficit	(241,719)	(224,105)
TOTAL STOCKHOLDERS’ EQUITY	(6,222)	8,093
Non-controlling interests	680	645
	(5,542)	8,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,156	$125,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Leases	$4,311	$11,874	$10,072	$22,297
Products and services	15,764	15,392	30,534	31,375
	20,075	27,266	40,606	53,672
Cost of goods sold:
Leases	721	2,761	2,450	5,461
Products and services	5,134	5,459	10,237	11,402
	5,855	8,220	12,687	16,863
Gross profit	14,220	19,046	27,919	36,809
Operating expenses:
Selling and marketing	8,380	10,523	16,412	21,607
General and administrative	9,633	12,937	20,818	24,409
Research and development	1,965	2,712	4,602	5,355
Total operating expenses	19,978	26,172	41,832	51,371
Loss from operations	(5,758)	(7,126)	(13,913)	(14,562)
Other expenses:
Foreign exchange loss (gain)	(178)	2,370	(530)	2,375
Finance expenses	1,553	1,034	3,061	1,957
(Gain) loss on disposal of subsidiaries	(1)	-	76	-
Loss before income taxes	(7,132)	(10,530)	(16,520)	(18,894)
Income tax (benefit) expense	189	(18)	424	254
Net loss	(7,321)	(10,512)	(16,944)	(19,148)
Net loss attributable to stockholders of the Company	(7,409)	(10,559)	(17,066)	(19,178)
Net income attributable to non-controlling interest	88	47	122	30

Net loss per share:
Basic	$(1.35)	$(2.47)	$(3.19)	$(4.49)
Diluted	$(1.35)	$(2.47)	$(3.19)	$(4.49)
Weighted-average number of shares used in per share calculation:
Basic	5,471	4,276	5,355	4,271
Diluted	5,471	4,276	5,355	4,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,321)	$(10,512)	$(16,944)	$(19,148)
Loss attributable to stockholders of the Company	(7,409)	(10,559)	(17,066)	(19,178)
Income attributable to non-controlling interest	88	47	122	30
Comprehensive loss	$(7,321)	$(10,512)	$(16,944)	$(19,148)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	2022 Private Placement	2023 Multi-Tranche Private Placement	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares*	Shares*	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2023	3,185,000	—	5,161,374	$29	$232,169	$(224,105)	$645	$8,738
Restricted share units vested	—	—	22,000	—	—	—	—	-
Issuance of common stock	—	—	224,378	1	744	—	—	745
Adoption of ASC 326	—	—	—	—	—	(548)	—	(548)
Net loss — the Company	—	—	—	—	—	(9,657)	—	(9,657)
Net income — non-controlling interest	—	—	—	—	—	—	34	34
Stock-based compensation	—	—	—	—	481	—	—	481
Balance — March 31, 2023	3,185,000	—	5,407,752	$30	$233,394	$(234,310)	$679	$(207)
2023 Private Placement shares, net of costs	—	280,899	—	—	1,206	—	—	1,206
Beneficial conversion feature	—	—	—	—	427	—	—	427
Issuance of common stock	—	—	118,729	—	71	—	—	71
Net loss — the Company	—	—	—	—	—	(7,409)	—	(7,409)
Net income — non-controlling interest	—	—	—	—	—	—	88	88
Dividends from subsidiaries	—	—	—	—	—	—	(87)	(87)
Stock-based compensation	—	—	—	—	369	—	—	369
Balance — June 30, 2023	3,185,000	280,899	5,526,481	$30	$235,467	$(241,719)	$680	$(5,542)

	Series A Preferred	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares*	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2022	252,717	4,265,506	$27	$221,321	$(180,405)	$653	$41,596
Options exercised	—	1,098	—	23	—	—	23
Net loss — the Company	—	—	—	—	(8,619)	—	(8,619)
Net loss — non-controlling interest	—	—	—	—	—	(17)	(17)
Stock-based compensation	—	—	—	443	—	—	443
Balance — March 31, 2022	252,717	4,266,604	$27	$221,787	$(189,024)	$636	$33,426
Net loss — the Company	—	—	—	—	(10,559)	—	(10,559)
Net loss — non-controlling interest	—	—	—	—	—	47	47
Issuance of common stock	—	26,667	—	48	—	—	48
Stock-based compensation	—	—	—	558	—	—	558
Dividends from subsidiaries	—	—	—	—	—	(124)	(124)
Balance — June 30, 2022	252,717	4,293,271	$27	$222,393	$(199,583)	$559	$23,396

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-15 reverse stock split effected in May 2023, as discussed in Note 2.

*: Amounts associated with Private Placement and Preferred shares round to $nil.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,944)	$(19,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,032	2,212
Stock-based compensation	850	1,001
Provision for expected credit losses	977	3,521
Provision for inventory obsolescence	674	862
Finance expenses and accretion	680	182
Deferred tax expense (recovery)	78	(283)
Loss on sale of subsidiary	76	-
Loss on disposal of property and equipment	-	31
Changes in operating assets and liabilities:
Accounts receivable short-term and long-term	6,153	(2,492)
Inventories	297	(2,682)
Prepaid expenses	207	568
Advances to suppliers	132	(3,797)
Other current assets	1,642	(115)
Operating right-of-use assets, net	879	6,057
Other long-term assets	(268)	(79)
Trade payables	259	2,361
Accrued expenses and other current liabilities	(4,185)	(1,969)
Current operating lease liabilities	(236)	(1,764)
Severance pay funds	154	2
Unearned interest income	(887)	284
Long-term operating lease liabilities	(555)	(4,293)
Other long-term liabilities	(25)	(172)
Net cash used in operating activities	(8,010)	(19,713)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(92)	(251)
Net cash used in investing activities	(92)	(251)
CASH FLOWS FROM FINANCING ACTIVITIES:
2023 Multi-Tranche Private Placement, net of costs of $367	1,633	—
Proceeds from exercise of options	—	23
Proceeds from issuance of common stock	1,109	272
Repayment of government assistance loans	—	(543)
Dividends from subsidiaries paid to non-controlling interest	(87)	(124)
Net cash (used in) provided by financing activities	2,655	(372)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5,447)	(20,336)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	11,569	30,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$6,122	$10,540
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$18	$224
Cash paid for interest	$2,381	$1,775

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  June 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $241,719 and $224,105, respectively, though, the Company was in compliance with all required covenants as of June 30, 2023, and December 31, 2022. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the unaudited condensed consolidated financial statements are issued. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

In order to continue its operations, the Company must achieve profitable operations and/or obtain additional equity or debt financing. Until the Company achieves profitability, management plans to fund its operations and capital expenditures with cash on hand, borrowings, and issuance of capital stock. On June 16, 2020, we entered into a purchase agreement (the "Equity Purchase Agreement") with Lincoln Park Capital Fund LLC ("Lincoln Park"), which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. During the year ended December 31, 2022 and until its expiry in July 2022, we sold to Lincoln Park 0.02 million shares of our common stock and raised net cash proceeds of $0.3 million under the Equity Purchase Agreement. On July 12, 2022, we entered into a subsequent purchase agreement (the "2022 LPC Purchase Agreement") with Lincoln Park, which will enhance our balance sheet and financial condition to support our future growth initiatives. As part of the 2022 LPC Purchase Agreement, we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee for entering into the 2022 LPC Purchase Agreement with the total value of $0.3 million. Since commencement of the 2022 LPC Purchase Agreement through June 30, 2023, the Company issued an additional 0.78 million shares of common stock to Lincoln Park at an average price of $3.97 per share, for a total value of $3.1 million. Additionally, the Company completed private placement offerings in 2022 and 2023 which generated gross proceeds of $8.7 million. Refer to Note 14 “Stockholders Equity” for additional details. Until the Company generates revenue at a level to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows from operating activities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of June 30, 2023 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses and the carrying value of intangible and long-lived assets.

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

Recently Issued Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”): Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. ASU No. 2020-06 can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently assessing the impact of applying this guidance as well as when to adopt this guidance.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(7,321)	$(10,512)	$(16,944)	$(19,148)
Net loss allocated to stockholders of the Company	$(7,409)	$(10,559)	$(17,066)	$(19,178)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic	5,471	4,276	5,355	4,271
Weighted-average shares of common stock outstanding used in computing net loss per share, diluted	5,471	4,276	5,355	4,271
Net loss per share:
Basic	$(1.35)	$(2.47)	$(3.19)	$(4.49)
Diluted	$(1.35)	$(2.47)	$(3.19)	$(4.49)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the quarters ended June 30, 2023 and 2022 because including them would have been antidilutive:

	June 30, 2023	June 30, 2022
Options to purchase common stock and restricted stock units ("RSUs")	1,019,837	488,255
Preferred stock	2,872,518	252,717
Shares reserved for convertible notes	558,666	547,593
Warrants for common stock	1,061,930	1,061,930
Total potential dilutive shares	5,512,951	2,350,495

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

Guaranteed investment certificates are classified within Level 2 as the Company uses alternative pricing sources and models utilizing market observable inputs for valuation. The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2023
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$62	$—	$62
Total assets	$—	$62	$—	$62

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$59	$—	$59
Total assets	$—	$59	$—	$59

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription agreements with unencumbered title passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received under the agreement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's unaudited condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $28,259 and $40,377 as of  June 30, 2023 and December 31, 2022, respectively, and are included in accounts receivable and long-term receivables on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for expected credit losses as of June 30, 2023 and December 31, 2022. Based upon such assessment, the Company recorded an allowance for expected credit losses totaling $13,233 and $13,619 as of June 30, 2023, and December 31, 2022, respectively. The balance as of June 30, 2023 includes $0.5 million due to the adoption of revised guidance of Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.

A summary of the Company’s accounts receivables is presented below:

	June 30,	December 31,
	2023	2022
Gross accounts receivable	$62,835	$70,925
Unearned income	(2,467)	(3,354)
Allowance for expected credit losses	(13,233)	(13,619)
	$47,135	$53,952
Reported as:
Current trade receivables	$37,520	$37,262
Current unearned interest income	(1,915)	(2,397)
Long-term trade receivables	12,082	20,044
Long-term unearned interest income	(552)	(957)
	$47,135	$53,952

Current subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for expected credit losses, to be received by the Company over the next 5 years:

		June 30,
	Total	2023	2024	2025	2026	2027
Current financing receivables, net of allowance of $5,475	$16,177	$16,177	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $536	$12,082	$—	$10,334	$1,734	$14	$—
	$28,259	$16,177	$10,334	$1,734	$14	$—

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

The allowance for expected credit losses consisted of the following activity:

Balance at January 1, 2022	$11,997
Write-offs	(5,715)
Provision	7,337
Balance at December 31, 2022	$13,619
Write-offs	(30)
Provision	618
Balance at March 31, 2023	$14,207
Write-offs	(1,332)
Provision	358
Balance at June 30, 2023	$13,233

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$2,211	$2,478
Work-in-progress	1,596	2,112
Finished goods	19,129	19,316
Total inventory	$22,936	$23,906

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the period from upgraded sales. The Company expensed $5,124 and $11,956 in cost of goods sold in the three and six months ended June 30, 2023, respectively. The Company expensed $7,731 and $15,231 in cost of goods sold in the three and six months ended June 30, 2022, respectively. The balance of cost of goods sold represents the sale of applicators, parts and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of June 30, 2023 and December 31, 2022, a provision for obsolescence of $2,897 and $3,258 was taken against inventory, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives	June 30,	December 31,
	(in years)	2023	2022
Lab equipment tooling and molds	4 – 10	$3,576	$4,356
Office furniture and equipment	6 – 10	1,249	1,240
Leasehold improvements	up to 10	621	794
Computers and software	3	934	906
Vehicles	5 – 7	37	37
Demo units	5	214	214
Total property and equipment		6,631	7,547
Less: Accumulated depreciation		(4,991)	(5,690)
Total property and equipment, net		$1,640	$1,857

Depreciation expense amounted to $144 and $246 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $309 and $490 for the six months ended June 30, 2023 and 2022, respectively.

Other Current Assets

	June 30,	December 31,
	2023	2022
Government remittances (1)	$1,197	$1,602
Consideration receivable from subsidiaries sale	231	629
Deferred financing costs	4	301
Sundry assets and miscellaneous	552	1,170
Total other current assets	$1,984	$3,702

(1)         Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	June 30,	December 31,
	2023	2022
Payroll and related expense	$1,601	$2,244
Accrued expenses	4,023	5,045
Commission accrual	2,445	3,761
Sales and consumption taxes	4,994	5,617
Total accrued expenses and other current liabilities	$13,063	$16,667

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	June 30,	December 31,
	2023	2022
Balance as of the beginning of the period	$1,482	$1,753
Warranties issued during the period	78	993
Warranty costs incurred during the period	(303)	(1,264)
Balance at the end of the period	$1,257	$1,482
Current	880	1,074
Long-term	377	408
Total	$1,257	$1,482

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$1,487	$969	$2,930	$1,827
Accretion on long-term debt and amortization of fees	66	65	131	130
Total finance expenses	$1,553	$1,034	$3,061	$1,957

7. LEASES

The following presents the various components of lease costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$503	$607	$1,013	$941
Short-term lease cost	—	—	—	—
Total lease cost	$503	$607	$1,013	$941

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the amounts below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating cash outflows from operating leases	$503	$607	$1,013	$941

The following table presents the weighted-average lease term and discount rate for operating leases.

	At June 30,
	2023	2022
Operating leases
Weighted-average remaining lease term (in years)	3.44	4.29
Weighted-average discount rate	4.00%	4.00%

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.

Years ending December 31,	Operating leases
2023	$780
2024	1,407
2025	1,228
2026	1,039
2027	594
Thereafter	544
Imputed Interest (1)	(355)
Total	$5,237

(1) Imputed interest represents the difference between undiscounted cash flows and cash flows.

8. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization and goodwill were as follows:

	At June 30, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(475)	$925
Brand	2,500	(1,197)	1,303
Technology	16,900	(10,317)	6,583
Supplier agreement	3,000	(1,614)	1,386
Total intangible assets	$23,800	$(13,603)	$10,197

	At December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(429)	$971
Brand	2,500	(1,066)	1,434
Technology	16,900	(8,919)	7,981
Supplier agreement	3,000	(1,467)	1,533
Total intangible assets	$23,800	$(11,881)	$11,919

For the three months ended June 30, 2023 and 2022, amortization expense was $866 and $865, respectively. For the six months ended June 30, 2023 and 2022, amortization expense was $1,722 and $1,722, respectively.

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2023	$1,751
2024	3,473
2025	3,004
2026	656
2027	657
Thereafter	656
Total	$10,197

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2023, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $15.1 million. In addition, as of June 30, 2023, the Company had $0.7 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items.”

Aggregate future service and purchase commitments with manufacturers as of June 30, 2023 are as follows:

Years ending December 31,	Purchase and Service Commitments
2023	$15,086
2024 and Thereafter	—
Total	$15,086

Legal Proceedings

Purported Shareholder Class Actions

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

10. MAIN STREET TERM LOAN

On December 8, 2020, the Company executed a loan and security agreement (the "MSLP Loan Agreement"), a promissory note (the "MSLP Note"), and related documents for a loan in the aggregate amount of $50,000 for which City National Bank of Florida (“CNB”) will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act (the “MSLP Loan”). On December 9, 2020, the MSLP Loan had been funded and the transaction was closed. The MSLP Note has a term of five years and bears interest at a rate per annum equal to 30-day LIBOR plus 3%. On December 8, 2023 and December 8, 2024, the Company must make an annual payment of principal plus accrued but unpaid interest in an amount equal to fifteen percent (15%) of the outstanding principal balance of the MSLP Note (inclusive of accrued but unpaid interest). The entire outstanding principal balance of the MSLP Note together with all accrued and unpaid interest is due and payable in full on December 8, 2025. The Company may prepay the MSLP Loan at any time without incurring any prepayment penalties. The MSLP Note provides for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. In addition, the MSLP Loan Agreement and MSLP Note contain various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of the Company’s assets, incur, create, or permit to exist additional indebtedness, or liens, to make dividends and other restricted payments, and to make certain changes to its ownership structure.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all required covenants.

The scheduled payments on the outstanding borrowings as of June 30, 2023 are as follows:

As of June 30, 2023
2023	$9,889
2024	10,239
2025	40,365
Total	$60,493

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

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 10), the Company and its subsidiaries, Venus Concept USA, Inc. ("Venus USA"), Venus Ltd., Venus Concept Canada Corp. ("Venus Canada"), and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the "Exchange Agreement") dated as of December 8, 2020, pursuant to which the Company (i) repaid on December 9, 2020, $42.5 million aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued, on December 9, 2020, to Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (the "Madryn Noteholders") secured subordinated convertible notes in the aggregate principal amount of $26.7 million (the "Notes"). The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

As of June 30, 2023, the Company had approximately $27.2 million principal and interest of convertible notes outstanding that were issued pursuant to the Exchange Agreement (as defined below).

The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. Under certain circumstances, in the case of an event of default under the Notes, the then-applicable interest rate will increase by 4.0% per annum. Interest is payable quarterly in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on  December 31, 2020. The Notes will mature on  December 9, 2025, unless earlier redeemed or converted. In connection with the Exchange Agreement, the Company also entered into, by and among the Company, Venus USA, Venus Canada, Venus Ltd., and the Madryn Noteholders, (i) a Guaranty and Security Agreement dated as of December 9, 2020 (the "Madryn Security Agreement"), pursuant to which the Company agreed to grant Madryn a security interest in substantially all of its assets to secure the obligations under the Notes and (ii) a Subordination of Debt Agreement dated as of December 9, 2020 (the "CNB Subordination Agreement"). The security interests and liens granted to the Madryn Noteholders under the Madryn Security Agreement will terminate upon the earlier of (i) an assignment of the Notes (other than to an affiliate of the Madryn Noteholders) pursuant to the terms of the Exchange Agreement and (ii) the first date on which the outstanding principal amount of the Notes is less than $10,000. Obligations under the Notes are secured by substantially all of the assets of Venus Concept Inc. and its subsidiaries party to the Madryn Security Agreement. The Company’s obligations under the Notes and the security interests and liens created by the Madryn Security Agreement are subordinated to the Company’s indebtedness owing to CNB (including, but not limited, pursuant to the MSLP Loan Agreement (Note 10) and the CNB Loan Agreement, (Note 12)) and any security interests and liens which secure such indebtedness owing to CNB. The Notes are convertible at any time into shares of the Company’s common stock, par value $0.0001 per share, calculated by dividing the outstanding principal amount of the Notes (and any accrued and unpaid interest under the Notes) by the initial conversion price of $48.75 per share. In connection with the Notes, the Company recognized interest expense of $540 and $540 during the three months ended June 30, 2023 and 2022, respectively. In connection with the Notes, the Company recognized interest expense of $1,074 and $1,074 during the six months ended June 30, 2023 and 2022, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of June 30, 2023, and December 31, 2022, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of June 30, 2023, and December 31, 2022.

The scheduled payments on the outstanding borrowings as of June 30, 2023 are as follows:

As of June 30, 2023
2023	$1,608
2024	1,628
2025	28,217
Total	$31,453

For the three and six months ended June 30, 2023, the Company did not make any principal repayments. Pursuant to consent agreements entered into by and between the Company and certain of its subsidiaries as guarantors, Madryn and CNB as of June 30, 2023 and July 28, 2023, the Company paid the Q2 2023 interest payable under the Notes on June 30, 2023 by adding such Q2 2023 interest to the outstanding principal of the applicable Notes. Cash payment of the Q2 2023 interest under the Notes and all accrued and unpaid interest, was deferred until August 15, 2023 or such later date as the Madryn Noteholders may confirm from time to time in writing in their sole discretion.

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

The CNB Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of the Company’s assets, incur, create, or permit to exist additional indebtedness, or liens, to make dividends and certain other restricted payments, and to make certain changes to its management and/or ownership structure. The Company is required to maintain $3,000 in cash in a deposit account maintained with CNB at all times during the term of the CNB Loan Agreement. In addition, the CNB Loan Agreement contains certain covenants that require the Company to achieve certain minimum account balances, or a minimum debt service coverage ratio and a maximum total liability to tangible net worth ratio. If the Company fails to comply with these covenants, it will result in a default and require the Company to repay all outstanding principal amounts and any accrued interest. In connection with the CNB Loan Agreement, a loan fee of $1,000 was paid in equal installments on  January 25,  February 25, and  March 25, 2021.

On August 26, 2021, the Company, Venus USA and Venus Canada entered into a Fourth Amended and Restated Loan Agreement (the “Amended CNB Loan Agreement”) with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced from $10,000 to $5,000 at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3,000 to $1,500, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. The Amended CNB Loan Agreement is secured by substantially all of the Company’s assets and the assets of certain of its subsidiaries. On February 22, 2023, CNB notified the Company that it would be temporarily restricting advances under the Fourth Amended and Restated CNB Loan Agreement pursuant to its rights under Section 2 of the agreement. CNB and the Company continue to discuss lifting the restrictions on advances under the credit facility. However, CNB and the Company have not yet agreed to the criteria the Company must satisfy in order to lift the restrictions on advances under the credit facility.

As of June 30, 2023, and December 31, 2022, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 10).

In connection with the Amended CNB Loan Agreement, the Company, Venus USA and Venus Canada issued a promissory note dated August 26, 2021, in favor of CNB (the “CNB Note”) in the amount of $5,000 with a maturity date of  July 24, 2023 and the obligations of the Company pursuant to certain of the Company’s outstanding promissory notes were reaffirmed as subordinated to the indebtedness of the Company owing to CNB pursuant to a Supplement to Subordination of Debt Agreements dated as of August 26, 2021 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, the Company and CNB.

13. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all options granted and available for grant under the incentive plans and warrants to purchase common stock.

	June 30, 2023	December 31, 2022
Outstanding common stock warrants	1,061,930	1,061,930
Outstanding stock options and RSUs	1,019,837	875,524
Preferred shares	2,872,518	2,123,443
Shares reserved for conversion of future non-voting preferred share issuance	—	80,617
Shares reserved for conversion of future voting preferred share issuance	7,860,916	609,891
Shares reserved for future option grants and RSUs	64,292	24,999
Shares reserved for Lincoln Park	711,180	1,054,299
Shares reserved for Madryn Noteholders	558,666	547,714
Total common stock reserved for issuance	14,149,339	6,378,417

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

Reverse Stock Split

At the annual and special meeting of the Company’s shareholders held on  May 10, 2023, the Company’s shareholders granted the Company’s Board of Directors discretionary authority to implement the Reverse Stock Split and to fix the specific consolidation ratio within a range of one-for-five (1-for-5) to one-for-fifteen (1-for-15). On  May 11, 2023, the Company filed an amendment to the Company’s Certificate of Incorporation to implement the Reverse Stock Split based on a one-for-fifteen (1-for-15) consolidation ratio. The Company’s common shares began trading on the Nasdaq Capital Market on a reverse split-adjusted basis under the Company’s existing trade symbol “VERO” at the opening of the market on  May 12, 2023. In accordance with U.S. GAAP, the change has been applied retroactively.

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

2022 LPC Purchase Agreement with Lincoln Park

On July 12, 2022, the Company entered into the 2022 LPC Purchase Agreement with Lincoln Park, as the Equity Purchase Agreement expired on July 1, 2022. The 2022 LPC Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $11,000 of shares (the “Purchase Shares”) of its common stock, par value $0.0001 per share. Concurrently with entering into the 2022 LPC Purchase Agreement, the Company also entered into a registration rights agreement (the “2022 LPC Registration Rights Agreement”) with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2022 LPC Purchase Agreement. The aggregate number of shares that the Company can issue to Lincoln Park under the 2022 LPC Purchase Agreement may not exceed 858,224 shares of common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the 2022 LPC Purchase Agreement (the “2022 Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the 2022 Exchange Cap, in which case the 2022 Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the 2022 LPC Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the 2022 LPC Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the 2022 LPC Purchase Agreement, plus an incremental amount to take into account the issuance of the commitment shares to Lincoln Park under the 2022 LPC Purchase Agreement, such that the transactions contemplated by the 2022 LPC Purchase Agreement are exempt from the 2022 Exchange Cap limitation under applicable Nasdaq rules. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2022 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. Upon execution of the 2022 LPC Purchase Agreement, the Company issued 45,701 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement at the total amount of $330. Through December 31, 2022, the Company issued an additional 433,336 shares of common stock to Lincoln Park at an average price of $4.54 per share for a total value of $1,970. During the six months ended June 30, 2023, the Company issued an additional 343,116 shares of common stock to Lincoln Park at an average price of $3.23 per share, for a total value of $1,109. Further information regarding the 2022 LPC Purchase Agreement is contained in the Company’s Form 8-K filed with the SEC on July 12, 2022.

The 2021 Private Placement

On December 15, 2021, we entered into a securities purchase agreement pursuant to which we issued and sold to certain investors (collectively the "2021 Investors") an aggregate of 653,894 shares of our common stock and 252,717 shares of our non-voting convertible preferred stock (the “Non-Voting Preferred Stock”), par value $0.0001 per share, which are convertible upon receipt of a valid conversion notice by the Company from a 2021 Investor ("2021 Private Placement"). The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity. These Non-Voting Preferred Stock shares were subsequently converted to common stock upon issuance of the 2022 Private Placement described below.

Preferred Stock issued in December 2021

As noted above, in December 2021, the Company issued and sold to the 2021 Investors an aggregate of 252,717 shares of the Non-Voting Preferred Stock. The terms of the Non-Voting Preferred Stock were governed by a Certificate of Designation filed by the Company with the Secretary of State of the State of Delaware on December 14, 2021. On May 15, 2023, the Company filed with the Delaware Secretary of State a Certificate of Elimination with respect to the Company’s Non-Voting Preferred Stock, thereby returning the unused share balance to the status of authorized but unissued shares of “blank check” preferred stock of the Company. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC for a summary of the material terms and information regarding the issuance of the Non-Voting Preferred Stock.

The 2022 Private Placement

In November 2022, we entered into a securities purchase agreement with certain investors (collectively, the “2022 Investors”) pursuant to which the Company issued and sold to the 2022 Investors an aggregate of 116,668 shares of common stock, par value $0.0001 per share, and 3,185,000 shares of voting convertible preferred stock, par value $0.0001 per share (the "Voting Preferred Stock"), which are convertible into 2,123,443 shares of common stock upon receipt of a valid conversion notice from a 2022 Investor or at the option of the Company within 30 days following the occurrence of certain events (the "2022 Private Placement"). The 2022 Private Placement was completed on November 18, 2022. The gross proceeds from the securities sold in the 2022 Private Placement was $6,720. The costs incurred with respect to the 2022 Private Placement totaled $202 and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. Further information regarding the 2022 Private Placement is contained in the Company’s Form 8-K filed with the SEC on November 18, 2022.

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

•

Liquidation. Each share of Voting Preferred Stock carries a liquidation preference, senior to the Common Stock in an amount equal to the greater of (a) $30.00 (being the issuance price) and (b) the amount that would be distributed in respect of such share of Voting Preferred Stock if it were converted into Common Stock and participated in such liquidating distribution with the other shares of Common Stock.

•

Conversion. The Voting Preferred Stock will convert into shares of Common Stock on a one for 0.6667 basis (i) at the option of a 2022 Investor upon delivery of a valid conversion notice to the Company or (ii) at the option of the Company within 30 days following the earlier to occur of (a) the date on which the volume-weighted average price of the Common Stock has been greater than or equal to $18.75 for 30 consecutive trading days and (b) the date on which the Company has reported two consecutive fiscal quarters of positive cash flow.

•

Dividends. Each share of Voting Preferred Stock is entitled to participate in dividends and other non-liquidating distributions (if, as and when declared by the Board of the Company) on an as-converted basis, pari passu with the Common Stock.

•	Redemption. The Voting Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Voting Preferred Stock shall be perpetual unless converted.

The 2023 Multi-Tranche Private Placement

In May 2023, we entered into a securities purchase agreement (the "2023 Multi-Tranche Private Placement Stock Purchase Agreement") with certain investors (collectively, the "2023 Investors") pursuant to which the Company may issue and sell to the 2023 Investors up to $9,000,000 in shares (the "2023 Multi-Tranche Private Placement") of newly-created senior convertible preferred stock, par value $0.0001 per share (the “Senior Preferred Stock”), in multiple tranches from time to time until December 31, 2025, subject to a minimum aggregate purchase amount of $500,000 in each tranche. The initial sale in the 2023 Multi-Tranche Private Placement occurred on May 15, 2023, under which the Company sold the 2023 Investors 280,899 shares of Senior Preferred Stock for an aggregate purchase price of $2,000,000 (the "Initial Placement"). The Company expects to use the proceeds of the Initial Placement, after the payment of transaction expenses, for general working capital purposes. The following is a summary of the material terms of the Senior Preferred Stock:

•

Voting Rights. The Senior Preferred Stock has aggregate number of votes equal to the product of (a) the quotient of (i) the aggregate purchase price paid under the Stock Purchase Agreement for all shares of Senior Preferred Stock issued and outstanding as of such time, divided by (ii) the highest purchase price paid by a holder for a share of Senior Preferred Stock prior to or as of such time, multiplied by (b) two. Such formula ensures that no share of senior preferred stock will ever have more than two votes per share, with such number of votes subject to reduction (but not increase) depending on the pricing of future sales of Senior Preferred Stock in the Private Placement. The Senior Preferred Stock votes with the Company’s common stock on all matters submitted to holders of common stock and does not vote as a separate class.

•

Liquidation. Each share of Senior Preferred Stock carries a liquidation preference, senior to the Common Stock and Voting Preferred Stock, in an amount equal to the product of the Purchase Price for such share, multiplied by 2.50.

•

Conversion. The Senior Preferred Stock will convert into shares of Common Stock on a one for 2.6667 basis at the option of (a) the investors at any time or (b) the Company within 30 days following the date on which the 30-day volume-weighted average price of the common stock exceeds the product of (i) the Purchase Price for the shares of senior preferred stock to be converted, multiplied by (ii) 2.75.

•

Dividends. Each share of Senior Preferred Stock is entitled to participate in dividends and other non-liquidating distributions (if, as and when declared by the Board of the Company) on an as-converted basis, pari passu with the Common Stock and Voting Preferred Stock.

•	Redemption. The Senior Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Senior Preferred Stock shall be perpetual unless converted.

2010 Share Option Plan

In November 2010, the Board adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of June 30, 2023, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 2,738 (6,284 as of December 31, 2022).

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

Under the 2019 Plan, 30,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of June 30, 2023, there were 61,554 shares of common stock available under the 2019 Plan (18,715 as of December 31, 2022). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$11	$13	$26	$21
Selling and marketing	76	134	185	309
General and administrative	251	322	551	551
Research and development	31	89	88	120
Total stock-based compensation	$369	$558	$850	$1,001

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	6.00	6.00	6.00	6.00
Risk-free interest rate	3.37%	2.92%	3.37-3.41%	2.56-2.92%
Expected volatility	42.72%	42.89%	42.98%	42.56%
Expected dividend rate	0%	0%	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2023	849,600	$25.05	8.23	$209
Options granted	211,031	2.89	-	—
Options exercised	-	-	-	—
Options forfeited/cancelled	(43,462)	35.07	-	—
Outstanding – June 30, 2023	1,017,169	20.05	7.92	$—
Exercisable – June 30, 2023	276,841	48.22	5.26	$—
Expected to vest – after June 30, 2023	740,328	$9.51	8.91	$—

The following tables summarize information about stock options outstanding and exercisable at June 30, 2023:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$2.82 - $54.60	967,750	8.12	$15.19	228,587	5.55	$33.94
$63.90 - $119.25	46,638	3.92	99.45	45,473	3.85	99.76
$186.75 - $382.50	1,630	5.24	271.36	1,630	5.24	271.36
$405.00 - $438.75	644	1.79	405.21	644	1.79	405.21
$540.00 - $958.50	507	4.44	691.99	507	4.44	691.99
	1,017,169	7.92	$20.05	276,841	5.26	$48.22

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $nil for the three months ended June 30, 2023 and 2022, respectively. The total intrinsic value of options exercised were $nil and $nil for the six months ended June 30, 2023 and 2022, respectively.

The weighted-average grant date fair value of options granted was $3.38 and $10.05 per share for the three months ended June 30, 2023 and 2022, respectively. The weighted-average grant date fair value of options granted was $2.89 and $20.10 per share for the six months ended June 30, 2023 and 2022, respectively. The fair value of options vested during the three months ended June 30, 2023 and 2022 was $322 and $411, respectively. The fair value of options vested during the six months ended June 30, 2023 and 2022 was $681 and $775, respectively.

Restricted Stock Units

The following table summarizes information about RSUs outstanding at June 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share, $
Outstanding – January 1, 2023	25,918	$19.50
RSUs granted	—	—
RSUs forfeited/cancelled	(1,250)	20.70
RSUs exercised	(22,000)	20.70
Outstanding - June 30, 2023	2,668	$8.70

15. INCOME TAXES

The Company generated a loss and recognized $189 of tax expense for the three months ended June 30, 2023, and $18 of tax benefit for the three months ended June 30, 2022, respectively. The Company generated a loss and recognized $424 of tax expense for the six months ended June 30, 2023, and $254 of tax expense for the six months ended June 30, 2022, respectively.  A reconciliation of income tax (benefit) expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss before income taxes	$(7,132)	$(10,530)	$(16,520)	$(18,894)
Theoretical tax expense at the statutory rate (21% in 2023 and 2022)	(1,484)	(2,211)	(3,456)	(3,968)
Differences in jurisdictional tax rates	(281)	(341)	(548)	(593)
Valuation allowance	1,890	2,118	4,332	4,185
Non-deductible expenses	65	418	97	631
Other	(1)	(2)	(1)	(1)
Total income tax provision (recovery)	189	(18)	424	254
Net loss	$(7,321)	$(10,512)	$(16,944)	$(19,148)

Income tax expense or benefit is recognized based on the actual loss incurred during the three and six months ended June 30, 2023 and 2022, respectively.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$9,757	$13,417	$20,498	$26,546
International	10,318	13,849	20,108	27,126
Total revenue	$20,075	$27,266	$40,606	$53,672

As of June 30, 2023, long-lived assets in the amount of $10,562 were located in the United States and $1,275 were located in foreign locations. As of December 31, 2022, long-lived assets in the amount of $12,346 were located in the United States and $1,431 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.    Lease revenue – includes all system sales with typical lease terms of 36 months.

2.    System revenue – includes all systems sales with payment terms within 12 months.

3.    Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.    Service revenue – includes NeoGraft technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease revenue	$4,311	$11,874	$10,072	$22,297
System revenue	12,313	11,548	23,377	23,422
Product revenue	2,586	3,080	5,532	6,577
Service revenue	865	764	1,625	1,376
Total revenue	$20,075	$27,266	$40,606	$53,672

17. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and parties related through employment.

Distribution agreements

On January 1, 2018, the Company entered into a Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A former senior officer of the Company is a 30.0% shareholder of TBC. For the three months ended June 30, 2023 and 2022, TBC purchased products in the amount of $114 and $329, respectively, under this distribution agreement. These sales are included in products and services revenue. For the six months ended June 30, 2023 and 2022, TBC purchased products in the amount of $322 and $736, respectively, under this distribution agreement. These sales are included in products and services revenue.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd. ("Venus Singapore"). On January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Aexel Biomed will continue to distribute the Company’s products in Singapore. A former senior officer of the Company is a 45.0% shareholder of Aexel Biomed. During the three months ended June 30, 2023 and 2022, Aexel Biomed purchased products in the amount of $62 and $141, respectively, under the distribution agreement. During the six months ended June 30, 2023 and 2022, Aexel Biomed purchased products in the amount of $122 and $319, respectively, under the distributions agreement. These sales are included in products and services revenue.

18. SUBSEQUENT EVENTS

On July 6, 2023, the Company and the 2023 Investors entered into an amendment to the 2023 Multi-Tranche Private Placement Stock Purchase Agreement (the “Amendment”). The Amendment (a) clarifies the appropriate date pursuant to which the purchase price for each share of Senior Preferred Stock to be sold in the Private Placement is determined (such that the purchase price shall be equal to the “Minimum Price” as set forth in Nasdaq Listing Rule 5635(d)) and (b) permits the Company to specify a desired closing date (subject to approval by the 2023 Investors) for each sale in the 2023 Multi-Tranche Private Placement.

On July 12, 2023, the Company and the 2023 Investors consummated the second tranche in the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 500,000 shares of Senior Preferred Stock for an aggregate purchase price of $2,000,000 (the “Second Placement”). The Company expects to use the proceeds of the Second Placement, after the payment of transaction expenses, for general working capital purposes.

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

•    our ability to come into, and remain in, compliance with the listing requirements of the Nasdaq Capital Market;

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

•    global supply disruptions;

•    global economic and political conditions and uncertainties, including but not limited to the Russia-Ukraine conflict; and

•    the expected timing, proceeds and other details with respect to future sales of senior preferred stock, if any, in the 2023 Multi-Tranche Private Placement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”) and other filings we have made with the SEC.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the three and six months ended June 30, 2023 and 2022, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets. As we grow our ARTAS hair restoration business and expand robotics offerings through the AI.ME™ platform we expect our penetration into the core practices of dermatology and plastic surgery to increase.

We have had recurring net operating losses and negative cash flows from operations. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $241.7 million and $224.1 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $6.1 million and $11.6 million, respectively.

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

The 2022 LPC Purchase Agreement

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, which will enhance our balance sheet and financial condition to support our future growth initiatives. As part of the 2022 LPC Purchase Agreement, we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement with the total value of $0.3 million.  Subsequent to execution of the 2022 LPC Purchase Agreement the Company issued 0.43 million shares of common stock to Lincoln Park at an average price of $4.54 per share, for a total value of $1.97 million through December 31, 2022. During the six months ended June 30, 2023, the Company issued an additional 0.34 million shares of common stock to Lincoln Park at an average price of $3.23 per share, for a total value of $1.11 million. For additional information regarding the 2022 LPC Purchase Agreement, see Note 14 “Stockholders Equity” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

The 2021 Private Placement

On December 15, 2021, the Company consummated the 2021 Private Placement whereby we entered into a securities purchase agreement pursuant to which we issued and sold to the 2021 Investors an aggregate of 653,894 shares of our common stock and 252,717 shares of our Non-Voting Preferred Stock. The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2021 Private Placement transaction are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report. These Non-Voting Preferred Stock shares were subsequently converted to common stock upon issuance of the 2022 Private Placement described below.

The 2022 Private Placement

On November 18, 2022, we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 116,668 shares of our common stock and 3,185,000 shares of our Voting Preferred Stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2022 Private Placement transaction are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

The 2023 Multi-Tranche Private Placement

In May 2023, we entered into the 2023 Multi-Tranche Private Placement Stock Purchase Agreement with the 2023 Investors pursuant to which the Company may issue and sell to the 2023 Investors up to $9,000,000 in shares of the Senior Preferred Stock in multiple tranches from time to time until December 31, 2025, subject to a minimum aggregate purchase amount of $500,000 in each tranche. The Initial Placement occurred on May 15, 2023, under which the Company sold the 2023 Investors 280,899 shares of Senior Preferred Stock for an aggregate purchase price of $2,000,000. The Company expects to use the proceeds of the Initial Placement, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transaction are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

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

We generate revenue from traditional system sales and from sales under our subscription-based business model, which is available to customers in North America and select international markets. Approximately 30% and 49% of our total system revenues were derived from our subscription model in the six months ended June 30, 2023 and 2022, respectively. We currently do not offer the ARTAS iX system under the subscription model. For additional details related to our subscription model, see Item 1. Business – Subscription-Based Business Model as filed in our Form 10-K for the year ended December 31, 2022.

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

As of June 30, 2023, we operated directly in 14 international markets through our 11 direct offices in the United States, Canada, United Kingdom, Japan, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the three months ended June 30, 2023, and 2022 were $20.1 million and $27.3 million, respectively. Our revenues for the six months ended June 30, 2023, and 2022 were $40.6 million and $53.7 million, respectively. We had a net loss attributable to Venus Concept of $7.4 million and $10.6 million in the three months ended June 30, 2023, and 2022, respectively. We had a net loss attributable to Venus Concept of $17.0 million and $19.2 million in the six months ended June 30, 2023, and 2022, respectively. We had an Adjusted EBITDA loss of $3.9 million and $5.5 million for the three months ended June 30, 2023, and 2022, respectively. We had an Adjusted EBITDA loss of $9.7 million and $11.3 million for the six months ended June 30, 2023, and 2022, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of net loss to adjusted EBITDA	(in thousands)		(in thousands)
Net loss	$(7,321)	$(10,512)	$(16,944)	$(19,148)
Foreign exchange loss (gain)	(178)	2,370	(530)	2,375
(Gain) loss on disposal of subsidiaries	(1)	—	76	—
Finance expenses	1,553	1,034	3,061	1,957
Income tax expense (benefit)	189	(18)	424	254
Depreciation and amortization	1,010	1,111	2,032	2,212
Stock-based compensation expense	369	558	850	1,001
Other adjustments (1)	412	—	1,330	—
Adjusted EBITDA	$(3,967)	$(5,457)	$(9,701)	$(11,349)

(1) For the three and six months ended June 30, 2023, the other adjustments primarily represent restructuring activities designed to improve the Company's operations and cost structure.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	135	104	221	230
International	197	326	434	653
Total systems delivered	332	430	655	883

Mix between traditional sales, subscription model sales and distributor sales. We deliver systems through (1) traditional direct system sales contracts to customers, (2) our subscription model, and (3) system sales through distribution agreements. Unit deliveries under direct system sales contracts and subscription agreements have higher per unit revenues and gross margins, while revenues and gross margins on systems sold through distributors are lower. However, distributor sales do not require significant selling and marketing support as these expenses are borne by the distributors. In addition, while traditional system sales and subscription agreements have similar gross margins, cash collections on subscription agreements generally occur over a three-year period, with approximately 40% to 45% collected in the first year and the balance collected evenly over the remaining two years of the subscription agreement. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under subscription. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

Investment in Sales, Marketing and Operations. In recent years, we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This included the opening of direct offices and hiring experienced sales, marketing, and operational staff. While we generated incremental product sales in these new markets, these revenues and the related margins did not fully offset the startup investments made in certain countries. We continue to evaluate our profitability and growth prospects in these countries, and have taken and will continue to take steps to exit countries which we do not believe will produce sustainable results. Since June 2020 we have ceased direct sales operations in 13 countries across Europe, Asia Pacific, Latin America and Africa and have increased our investment and focus in the United States market.

In the three and six months ended June 30, 2023, and 2022, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for expected credit losses for estimated losses that may primarily arise from subscription customers that are unable to make the remaining payments required under their subscription agreements. During the three and six months ended June 30, 2023, our collections results were negatively impacted by macroeconomic headwinds, including increased interest rates and inflationary factors impacting the operating costs and liquidity positions of our customers. As a result, we increased the allowance for expected credit losses as a percentage of gross outstanding accounts receivable from the period ended June 30, 2022 to the period ended June 30, 2023. We incurred a bad debt expense of $0.4 million and $1.0 million during the three and six months ended June 30, 2023. In addition, we continue to focus our selling efforts on cash sales and subscription customers with a stronger credit profile. As of June 30, 2023, our allowance for expected credit losses was $13.2 million which represents 21.1% of the gross outstanding accounts receivable as of this date. As of June 30, 2022, our allowance for expected credit losses was $14.1 million which represents 16.1% of the gross outstanding accounts receivable as of this date.

Outlook

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted. The bulk of the second quarter revenue decline was due to a strategy shift to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity. We continue to focus on quality of revenue and despite the revenue decline, our cash used in operations was $11.7 million lower than the same period in 2022. We remain focused on adapting to the challenges presented by the current macro-economic environment.

Supply chain. We did not experience significant supply issues during the three and six months ended June 30, 2023 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and manage inventory of key component parts. While we have seen recent improvements in global supply chain reliability we anticipate some supply challenges throughout the remainder of 2023, including long production lead times and shortages of certain materials or components that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain. While such inflationary pressures have moderated in the first six months of 2023, we expect to mitigate any future inflation impacts where possible through price increases and margin management.

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

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. While the continued economic recovery in individual countries during the first six months of 2023 progressed well in most countries in which we operate, we continue to evaluate our direct operations, particularly those outside of North America. As a result, our international revenues declined in the first six months of 2023 as we operated in three fewer direct markets when compared to the same prior year period.

Accounts receivable collections. As of June 30, 2023, our allowance for expected credit losses stands at $13.2 million, which represents 21.1% of the gross outstanding accounts receivable as of that date. This represents a decrease of $0.4 million from our December 31, 2022 allowance for expected credit losses balance of $13.6 million, but remains relatively flat as a percentage of total receivables.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of marketing supplies, ARTAS kits, Viva tips, other consumables and (3) service revenue from our extended warranty service contracts provided to existing customers.

System Revenue

For the three and six months ended June 30, 2023, approximately 26% and 30%, respectively, of our total system revenues were derived from our subscription model. For the three and six months ended June 30, 2022, approximately 51% and 49%, respectively, of our system revenues were derived from our subscription model. The relative decrease in subscription revenues in the first half of 2023 is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity. For accounting purposes, our subscription arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three and six months ended June 30, 2023, approximately 65% and 61%, respectively, of our total system revenues were derived from traditional sales. For the three and six months ended June 30, 2022, approximately 42% and 40%, respectively, of our system revenues were derived from traditional sales. The increased focus on traditional sales is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity.

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

For the three and six months ended June 30, 2023, approximately 9% of our total system revenues were derived from distributor sales. For the three and six months ended June 30, 2022, approximately 7% and 11%, respectively, of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, and are accounted for using the sell-in method.

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

Other Product Revenue

We also generate revenue from our customer base by selling Glide (a cooling/conductive gel which is required for use with many of our systems), marketing supplies and kits, Viva tips, and various consumables and disposables, replacement applicators and handpieces, and ARTAS system training.

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

Finance Expenses

Finance expenses consist of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 8.22% for the MSLP Loan and 8.0% for the Notes as of June 30, 2023 and 7.39% for the MSLP Loan and 8.0% for the Notes as of December 31, 2022 .

Foreign Exchange (Gain) Loss

Foreign currency exchange (gain) loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Income Tax Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription contract is reported and tax affected. This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer. Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Income tax expense is recognized based on the actual taxable income or loss incurred during the three and six months ended June 30, 2023.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated Statements of Loss:	(dollars in thousands)		(dollars in thousands)
Revenues:
Leases	$4,311	$11,874	$10,072	$22,297
Products and services	15,764	15,392	30,534	31,375
Total revenue	20,075	27,266	40,606	53,672
Cost of goods sold
Leases	721	2,761	2,450	5,461
Products and services	5,134	5,459	10,237	11,402
	5,855	8,220	12,687	16,863
Gross profit	14,220	19,046	27,919	36,809
Operating expenses:
Selling and marketing	8,380	10,523	16,412	21,607
General and administrative	9,633	12,937	20,818	24,409
Research and development	1,965	2,712	4,602	5,355
Total operating expenses	19,978	26,172	41,832	51,371
Loss from operations	(5,758)	(7,126)	(13,913)	(14,562)
Other expenses:
Foreign exchange loss (gain)	(178)	2,370	(530)	2,375
Finance expenses	1,553	1,034	3,061	1,957
(Gain) loss on disposal of subsidiaries	(1)	—	76	—
Loss before income taxes	(7,132)	(10,530)	(16,520)	(18,894)
Income tax (benefit) expense	189	(18)	424	254
Net loss	$(7,321)	$(10,512)	$(16,944)	$(19,148)
Net loss attributable to stockholders of the Company	(7,409)	(10,559)	(17,066)	(19,178)
Net income attributable to non-controlling interest	88	47	122	30
As a % of revenue:
Revenues	100%	100%	100%	100%
Cost of goods sold	29.2	30.1	31.2	31.4
Gross profit	70.8	69.9	68.8	68.6
Operating expenses:
Selling and marketing	41.7	38.6	40.4	40.3
General and administrative	48.0	47.4	51.3	45.5
Research and development	9.8	9.9	11.3	10.0
Total operating expenses	99.5	96.0	103.0	95.7
Loss from operations	(28.7)	(26.1)	(34.3)	(27.1)
Foreign exchange loss (gain)	(0.9)	8.7	(1.3)	4.4
Finance expenses	7.7	3.8	7.5	3.6
Loss before income taxes	(35.5)	(38.6)	(40.7)	(35.2)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenues by region:
United States	$9,757	$13,416	$20,498	$26,545
International	10,318	13,850	20,108	27,127
Total revenue	$20,075	$27,266	$40,606	$53,672

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenues by product:
Subscription—Systems	$4,311	$11,874	$10,072	$22,297
Products—Systems	12,313	11,548	23,377	23,422
Products—Other (1)	2,586	3,080	5,533	6,577
Services	865	764	1,624	1,376
Total revenue	$20,075	$27,266	$40,606	$53,672

(1)	Products-Other include ARTAS procedure kits, Viva tips, Glide and other consumables.

Comparison of the three months ended June 30, 2023 and 2022

Revenues

	Three Months Ended June 30,
	2023		2022		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$4,311	21.5	$11,874	43.5	$(7,563)	(63.7)
Products—Systems	12,313	61.3	11,548	42.4	765	6.6
Products—Other	2,586	12.9	3,080	11.3	(494)	(16.0)
Services	865	4.3	764	2.8	101	13.2
Total	$20,075	100.0	$27,266	100.0	$(7,191)	(26.4)

Total revenue decreased by $7.2 million, or 26%, to $20.1 million for the three months ended June 30, 2023 from $27.3 million for the three months ended June 30, 2022. The decrease in revenue is primarily attributed to an initiative to reduce our reliance on system sales sold under subscription agreements, and lower ARTAS revenues in the quarter. This strategic shift to minimize subscription sales is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates. Our international business was also impacted by the closure of 3 direct offices in the past year, as well as general macroeconomic headwinds that impacted customer access to capital. Despite the reduction in systems sales sold under subscriptions agreements, our cash generation in the second quarter of 2023 improved due to higher system sales sold on a cash basis.

We sold an aggregate of 332 systems in the three months ended June 30, 2023 compared to 430 systems in the three months ended June 30, 2022. The percentage of systems revenue derived from our subscription model was approximately 26% and 51% during the three months ended June 30, 2023 and 2022, respectively. The relative decrease in subscription revenues is in line with our strategy to prioritize cash deals over subscription deals in the U.S. market in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our subscription model was approximately 18% and 64% during the three months ended June 30, 2023 and 2022, respectively.

Other product revenue decreased by $0.5 million, or 16%, to $2.6 million in the three months ended June 30, 2023 compared to $3.1 million in the three months ended June 30, 2022.

Services revenue increased by $0.1 million, or 13%, to $0.9 million in the three months ended June 30, 2023, compared to $0.8 million in the three months ended June 30, 2022.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $2.3 million, or 29%, to $5.9 million in the three months ended June 30, 2023, compared to $8.2 million in the three months ended June 30, 2022. Gross profit decreased by $4.8 million, or 25%, to $14.2 million in the three months ended June 30, 2023, compared to $19.0 million in the three months ended June 30, 2022. The decrease in gross profit is primarily due to a decrease in revenue in the United States and international markets driven by the strategic decision to deemphasize subscription sales and the exit from unprofitable direct markets as discussed above. Gross margin was 70.8% of revenue in the three months ended June 30, 2023, compared to 69.9% of revenue in the three months ended June 30, 2022. The marginal increase was primarily due to lower ARTAS system sales when compared to the three months ended June 30, 2022. ARTAS systems have a slightly lower gross margin than our energy based devices.

Operating expenses

	Three Months Ended June 30,
	2023		2022		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$8,380	41.7	$10,523	38.6	$(2,143)	(20.4)
General and administrative	9,633	48.0	12,937	47.4	(3,304)	(25.5)
Research and development	1,965	9.8	2,712	9.9	(747)	(27.5)
Total operating expenses	$19,978	99.5	$26,172	96.0	$(6,194)	(23.7)

Selling and Marketing

Selling and marketing expenses decreased by $2.1 million or 20% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease is largely due to lower revenues and reduced marketing expenditures as we consolidate some of these activities. As a percentage of total revenues, our selling and marketing expenses increased by 3.1%, from 38.6% in the three months ended June 30, 2022 to 41.7% in the three months ended June 30, 2023. As the business environment improves, we expect selling and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $3.3 million or 26% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to exiting certain unprofitable direct markets, partially offset by inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 0.6%, from 47.4% in the three months ended June 30, 2022, to 48.0% in the three months ended June 30, 2023, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $0.7 million or 28% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. We experienced significant cost savings through the consolidation of activities between our Israel and United States sites, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses decreased by 0.1%, from 9.9% in the three months ended June 30, 2022, to 9.8% in the three months ended June 30, 2023.

Foreign Exchange (Gain) Loss

We had $0.2 million of foreign exchange gain in the three months ended June 30, 2023 and foreign exchange loss of $2.4 million in the three months ended June 30, 2022. It increased by $2.6 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses increased by $0.5 million or 50.2%, to $1.6 million in the three months ended June 30, 2023, compared to $1.0 million in the three months ended June 30, 2022, mostly due to an increase in LIBOR rates on our MSLP loan. See “—Liquidity and Capital Resources” below.

Income Tax Expense/Benefit

We had an income tax expense of $0.2 million in the three months ended June 30, 2023 compared to a $0.02 million income tax benefit in the three months ended June 30, 2022. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2023, we had changes in timing of deductible expenses and recognized tax losses in specific judications, which resulted in $0.2 million of income tax expense.

Comparison of the six months ended June 30, 2023 and 2022

Revenues

	Six Months Ended June 30,
	2023		2022		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$10,072	24.8	$22,297	41.5	$(12,225)	(54.8)
Products—Systems	23,377	57.6	23,422	43.6	(45)	(0.2)
Products—Other	5,533	13.6	6,577	12.3	(1,044)	(15.9)
Services	1,624	4.0	1,376	2.6	248	18.0
Total	$40,606	100.0	$53,672	100.0	$(13,066)	(24.3)

Total revenue decreased by $13.1 million, or 24.3%, to $40.6 million for the six months ended June 30, 2023 from $53.7 million for the six months ended June 30, 2022. The decrease in revenue is primarily attributed to an initiative to reduce our reliance on system sales sold under subscription agreements, and lower ARTAS revenues in the period. This strategic shift to minimize subscription sales is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates. Our international business was also impacted by the closure of 3 direct offices in the past year, as well as general macroeconomic headwinds that impacted customer access to capital. Despite the reduction in systems sales sold under subscriptions agreements, our cash generation in the first half of 2023 improved due to higher system sales sold on a cash basis.

We sold an aggregate of 655 systems in the six months ended June 30, 2023 compared to 883 systems in the six months ended June 30, 2022. The percentage of systems revenue derived from our subscription model was approximately 30% and 49% during the six months ended June 30, 2023 and 2022, respectively. The relative decrease in subscription revenues is in line with our strategy to prioritize cash deals over subscription deals in the U.S. market in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our subscription model was approximately 28% and 49% during the six months ended June 30, 2023 and 2022, respectively.

Other product revenue decreased by $1.0 million, or 16%, to $5.5 million in the six months ended June 30, 2023 compared to $6.6 million in the six months ended June 30, 2022. The decrease was primarily driven by lower sales in international markets as we exit unprofitable jurisdictions.

Services revenue increased by $0.2 million, or 18%, to $1.6 million in the six months ended June 30, 2023, compared to $1.4 million in the six months ended June 30, 2022. The increase was driven by higher warranty sales through various chain accounts.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $4.2 million, or 24.9%, to $12.7 million in the six months ended June 30, 2023, compared to $16.9 million in the six months ended June 30, 2022. Gross profit decreased by $8.9 million, or 24.2%, to $27.9 million in the six months ended June 30, 2023, compared to $36.8 million in the six months ended June 30, 2022. The decrease in gross profit is primarily due to a decrease in revenue in the United States and international markets driven by the strategic decision to deemphasize subscription sales and the exit from unprofitable direct markets as discussed above. Gross margin was 68.8% of revenue in the six months ended June 30, 2023, compared to 68.6% of revenue in the six months ended June 30, 2022. The marginal increase was primarily due to lower ARTAS system sales when compared to the six months ended June 30, 2022. ARTAS systems have slightly lower gross margin than our energy based devices.

Operating expenses

	Six Months Ended June 30,
	2023		2022		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$16,412	40.4	$21,607	40.3	$(5,195)	(24.0)
General and administrative	20,818	51.3	24,409	45.5	(3,591)	(14.7)
Research and development	4,602	11.3	5,355	10.0	(753)	(14.1)
Total operating expenses	$41,832	103.0	$51,371	95.7	$(9,539)	(18.6)

Selling and Marketing

Selling and marketing expenses decreased by $5.2 million or 24% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease is largely due to lower revenues and reduced marketing expenditures as we consolidate some of these activities. As a percentage of total revenues, our selling and marketing expenses increased by 0.1%, from 40.3% in the six months ended June 30, 2022 to 40.4% in the six months ended June 30, 2023. As the business environment improves, we expect selling and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $3.6 million or 15% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to exiting certain unprofitable direct markets, partially offset by inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 5.8%, from 45.5% in the six months ended June 30, 2022, to 51.3% in the six months ended June 30, 2023, primarily due to the increases in costs noted above.

Research and Development

Research and development expenses decreased by $0.8 million or 14% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. We experienced some cost savings through the consolidation of activities between our Israel and San Jose sites, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses increased by 1.3%, from 10.0% in the six months ended June 30, 2022, to 11.3% in the six months ended June 30, 2023.

Foreign Exchange (Gain) Loss

We had $0.6 million of foreign exchange gain in the six months ended June 30, 2023 and foreign exchange loss of $2.4 million in the six months ended June 30, 2022. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. In the six months ended June 30, 2023, most currencies appreciated relative to the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses increased by $1.1 million or 56.4%, from $2.0 million in the six months ended June 30, 2022, compared to $3.1 million in the six months ended June 30, 2023, mostly due to an increase in LIBOR rates on our MSLP loan. See “—Liquidity and Capital Resources” below.

Income Tax Expense

We had an income tax expense of $0.4 million in the six months ended June 30, 2023 compared to $0.3 million of income tax expense in the six months ended June 30, 2022. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2023, we had changes in timing of deductible expenses and taxable income in specific judications, which resulted in $0.4 million of income tax expense.

Liquidity and Capital Resources

We had $6.1 million and $11.6 million of cash and cash equivalents as of June 30, 2023, and December 31, 2022, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $78.4 million as of June 30, 2023, including the MSLP Loan of $51.2 million, and convertible notes of $27.2 million, compared to total debt obligations of approximately $77.7 million as of December 31, 2022.

Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our recent shift to prioritize traditional cash sales over subscription sales is designed to improve liquidity and reduce working capital requirements over time. Our expanding product portfolio also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 30:70 in the six months ended June 30, 2023, compared to 55:45 in the six months ended June 30, 2022. We expect a slight increase in the ratio of traditional sales to subscription sales in 2023 and beyond. We expect inventory to remain relatively flat in the short term but increase at a lower rate than the rate of revenue growth over the longer term.

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

Issuance of Secured Subordinated Convertible Notes

Contemporaneously with the MSLP Loan Agreement, on December 9, 2020, we issued $26.7 million aggregate principal amount of the Notes to the Madryn Noteholders pursuant to the terms of the Exchange Agreement. The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. In connection with the Exchange Agreement, we also entered into (i) the Madryn Security Agreement, pursuant to which we agreed to grant Madryn a security interest, in substantially all of our assets, to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The Notes are convertible at any time into shares of our common stock at an initial conversion price of $48.75 per share, subject to adjustment. For additional information regarding the Notes, Exchange Agreement, Madryn Security Agreement and CNB Subordination Agreement, see Note 11 “Madryn Long-Term Debt and Convertible Notes” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Main Street Priority Lending Program Term Loan

On December 8, 2020, we executed the MSLP Loan Agreement, MSLP Note, and related documents for a loan in the aggregate amount of $50.0 million for which CNB will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act. For additional information regarding this loan, see Note 10 “Main Street Term Loan” to our unaudited condensed consolidated financial statements included elsewhere in this report.

CNB Loan Agreement

We have a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries to be used to finance working capital requirements. There was $nil outstanding balance as of June 30, 2023 and December 31, 2022. On February 22, 2023, CNB notified the Company that it would be temporarily restricting advances under the Fourth Amended and Restated CNB Loan Agreement pursuant to its rights under Section 2 of the agreement. CNB and the Company continue to actively discuss lifting the restrictions on advances under the credit facility.

On August 26, 2021 we entered into the Fourth Amended and Restated CNB Loan Agreement with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced from $10.0 million to $5.0 million at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3.0 million to $1.5 million, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. As of June 30, 2023, and December 31, 2022, we were in compliance with all required covenants. For additional information on the CNB Loan Agreement and the related agreements, see Note 12 “Credit Facility” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

The 2021 Private Placement

On December 15, 2021, the Company consummated the 2021 Private Placement whereby entered into a securities purchase agreement pursuant to which we issued and sold to the 2021 Investors an aggregate of 653,894 shares of our common stock and 252,717 shares of our Non-Voting Preferred Stock. The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2021 Private Placement transaction are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report. These Non-Voting Preferred Stock shares were subsequently converted to common stock upon issuance of the 2022 Private Placement described below.

The 2022 LPC Purchase Agreement

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Through June 30, 2023 we issued an additional 0.78 million shares of common stock to Lincoln Park at an average price of $3.97 per share, for a total proceeds value of $3.1 million since entering into the Purchase Agreement. For additional information regarding the 2022 LPC Purchase Agreement, see Note 14 “Stockholders Equity” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

The 2022 Private Placement

On November 18, 2022, we consummated the 2022 Private Placement whereby we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 116,668 shares of our common stock and 3,185,000 shares of our Voting Preferred Stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2022 Private Placement transaction are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

The 2023 Multi-Tranche Private Placement

In May 2023, we entered into the 2023 Multi-Tranche Private Placement Stock Purchase Agreement, with the 2023 Investors pursuant to which the Company may issue and sell to the 2023 Investors up to $9,000,000 in shares of Senior Preferred Stock, in multiple tranches from time to time until December 31, 2025, subject to a minimum aggregate purchase amount of $500,000 in each tranche. The Initial Placement occurred on May 15, 2023, under which the Company sold the 2023 Investors 280,899 shares of Senior Preferred Stock for an aggregate purchase price of $2,000,000. The Company expects to use the proceeds of the Initial Placement, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transaction are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

Capital Resources

As of June 30, 2023, we had capital resources consisting of cash and cash equivalents of approximately $6.1 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

We believe that the net proceeds from the 2023 Multi-Tranche Private Placement, the 2022 Private Placement, the 2021 Private Placement, the proceeds from issuance of our common stock to Lincoln Park, the proceeds from the MSLP Loan, our continued availability under the 2022 LPC Purchase Agreement, our strategic cash flow enhancement initiatives, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We can provide no assurances that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

We are restricted by covenants in the MSLP Loan, the Amended CNB Loan Agreement, and the Madryn Security Agreement. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In the event that the pandemic and the economic disruptions it has caused continue for an extended period of time, we cannot assure you that we will remain in compliance with the financial covenants contained in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms, if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(8,010)	$(19,713)
Cash used in investing activities	(92)	(251)
Cash (used in) provided by financing activities	2,655	(372)
Net decrease in cash and cash equivalents	$(5,447)	$(20,336)

Cash Flows from Operating Activities

For the six months ended June 30, 2023, cash used in operating activities consisted of a net loss of $16.9 million, partially offset by a decrease in net operating assets of $3.8 million and non-cash operating expenses of $5.1 million. The use of cash in net operating assets was attributable to a decrease in accounts receivable of $6.1 million, a decrease in inventories of $0.6 million, a decrease in other current assets of $1.6 million, a decrease in operating right-of-use assets, net of $0.6 million, and an increase in trade payables of $0.3. These were offset by a decrease in accrued expenses and other current liabilities of $4.2 million. The non-cash operating expenses consisted of provision for expected credit losses of $1 million, depreciation and amortization of $2.0 million, finance expenses and accretion of $0.7 million, stock-based compensation expense of $0.9 million, provision for inventory obsolescence of $0.7 million, partially offset by a deferred tax recovery of $0.1 million.

For the six months ended June 30, 2022, cash used in operating activities consisted of a net loss of $19.1 million and an investment in net operating assets of $8.1 million, partially offset by non-cash operating expenses of $7.5 million. The investment in net operating assets was attributable to an increase in accounts receivable of $2.5 million, a decrease in inventories of $2.7 million, an increase in advances to suppliers of $3.8 million, an increase in other current assets of $0.1 million, an increase in other long-term assets of $0.1 million, an increase in trade payables of $2.4 million, an increase in other current assets of $0.1 million, an increase in other long-term assets of $0.1 million, a decrease in trade payables of $0.7 million, a decrease in accrued expenses and other current liabilities of $2.0 million, and a decrease in other long-term liabilities of $0.2 million. This was partially offset by a decrease in prepaid expenses of $0.6 million and an increase in unearned interest income of $0.3 million. The non-cash operating expenses consisted of provision for bad debts of $3.5 million, depreciation and amortization of $2.2 million, finance expenses and accretion of $0.2 million, stock-based compensation expense of $1.0 million, provision for inventory obsolescence of $0.9 million, partially offset by a deferred tax recovery of $0.3 million.

Cash Flows from Investing Activities

In the six months ended June 30, 2023, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

In the six months ended June 30, 2022, cash used in investing activities consisted of $0.3 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the six months ended June 30, 2023, cash used in financing activities primarily consisted of net proceeds from the issuance of shares of common stock to Lincoln Park of $1.1 million and net proceeds from the 2023 Multi-Tranche Private Placement of $1.6 million.

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

As of June 30, 2023, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $15.1 million. In addition, as of June 30, 2023, we had $0.7 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items."

The following table summarizes our contractual obligations as of June 30, 2023, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations, including interest	$14,139	$77,807	$—	$—	$91,946
Operating leases	1,679	2,158	1,038	544	5,419
Purchase commitments	15,086	—	—	—	15,086
Total contractual obligations	$30,904	$79,965	$1,038	$544	$112,451

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

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

Long-term receivables

Long-term receivables relate to our subscription revenue or other contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for expected credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% and 10% for the six months ended June 30, 2023 and June 30, 2022, respectively. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2023, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the six months ended June 30, 2023 and 2022, approximately 30% and 49% of our total system revenues were derived from our subscription-based model. Under our subscription model, we collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

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

We may not be able to maintain our listing on The Nasdaq Capital Market and it may become more difficult to sell our stock in the public market.

On May 31, 2023, we received a notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2023 was below the minimum $2,500,000 required for continued listing under Listing Rule 5550(b)(1) (“Minimum Equity Requirement”).

The Notice had no immediate effect on the listing of our common stock.

On July 17, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Equity Requirement (the "Plan"). On July 28, 2023, Nasdaq granted us an extension until November 27, 2023 (the "Extension") to evidence compliance with the Minimum Equity Requirement, conditioned upon our achievement of certain milestones as set forth in the Plan.

Despite Nasdaq's grant of the Extension, there can be no assurance that we will be able to achieve the required milestones in the Plan or evidence compliance with the Minimum Equity Requirement within the timeframe required by Nasdaq, or that we will be able to maintain compliance with the other Nasdaq Listing Rules. If we are unable to timely regain compliance with the Minimum Equity Requirement, or if we fall out of compliance with one or more of the other Nasdaq Listing Rules, Nasdaq could seek to delist our common stock, in which case we would have the right to appeal such determination. If our common stock ultimately is delisted, our shareholders could face significant adverse consequences, including:

•	Limited availability or market quotations for our common stock;

•	Reduced liquidity of our common stock;

•	Determination that shares of our common stock are “penny stock”, which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	Limited amount of news an analysts’ coverage of us; and

•	Decreased ability for us to issue additional equity securities or obtain additional equity or debt financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as otherwise disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2023, there were no unregistered securities issued and sold during the three and six months ended June 30, 2023.

Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc.	8-K	5-11-23	3.1

3.4	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc.	8-K	6-26-23	3.1

3.5	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

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

Venus Concept Inc.

Date: August 14, 2023	By:	/s/ Rajiv De Silva
Rajiv De Silva
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer