Form 10-Q
period 2023-09-30
Venus Concept Inc.
filed 2023-11-14
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023 the registrant had 5,529,149 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,926	$11,569
Accounts receivable, net of allowance of $12,811 and $13,619 as of September 30, 2023, and December 31, 2022, respectively	34,178	37,262
Inventories	23,392	23,906
Prepaid expenses	1,161	1,688
Advances to suppliers	5,753	5,881
Other current assets	2,357	3,702
Total current assets	71,767	84,008
LONG-TERM ASSETS:
Long-term receivables, net	10,136	20,044
Deferred tax assets	954	947
Severance pay funds	593	741
Property and equipment, net	1,503	1,857
Operating right-of-use assets, net	4,647	5,862
Intangible assets	9,321	11,919
Total long-term assets	27,154	41,370
TOTAL ASSETS	$98,921	$125,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$7,120	$8,033
Accrued expenses and other current liabilities	12,982	16,667
Current portion of long-term debt	—	7,735
Income taxes payable	488	117
Unearned interest income	1,854	2,397
Warranty accrual	909	1,074
Deferred revenues	1,133	1,765
Operating lease liabilities	1,515	1,807
Total current liabilities	26,001	39,595
LONG-TERM LIABILITIES:
Long-term debt	79,049	70,003
Income tax payable	—	374
Deferred tax liabilities	20	—
Accrued severance pay	693	867
Unearned interest revenue	540	957
Warranty accrual	356	408
Operating lease liabilities	3,304	4,221
Other long-term liabilities	336	215
Total long-term liabilities	84,298	77,045
TOTAL LIABILITIES	110,299	116,640
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT) (Note 14):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 5,529,149 and 5,161,374 issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	30	29
Additional paid-in capital	238,587	232,169
Accumulated deficit	(250,787)	(224,105)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,170)	8,093
Non-controlling interests	792	645
	(11,378)	8,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$98,921	$125,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Leases	$4,368	$7,193	$14,440	$29,490
Products and services	13,248	14,346	43,782	45,721
	17,616	21,539	58,222	75,211
Cost of goods sold:
Leases	1,183	2,608	3,633	8,069
Products and services	4,248	5,558	14,485	16,960
	5,431	8,166	18,118	25,029
Gross profit	12,185	13,373	40,104	50,182
Operating expenses:
Selling and marketing	6,907	9,369	23,319	30,976
General and administrative	10,115	12,405	30,933	36,814
Research and development	1,925	3,024	6,527	8,379
Total operating expenses	18,947	24,798	60,779	76,169
Loss from operations	(6,762)	(11,425)	(20,675)	(25,987)
Other expenses:
Foreign exchange loss	909	2,014	379	4,389
Finance expenses	1,605	1,219	4,666	3,176
Loss on disposal of subsidiaries	1	—	77	—
Loss before income taxes	(9,277)	(14,658)	(25,797)	(33,552)
Income tax (benefit) expense	(321)	(162)	103	92
Net loss	$(8,956)	$(14,496)	$(25,900)	$(33,644)
Net loss attributable to stockholders of the Company	$(9,068)	$(14,605)	$(26,134)	$(33,783)
Net income attributable to non-controlling interest	$112	$109	$234	$139

Net loss per share:
Basic	$(1.64)	$(3.36)	$(4.83)	$(7.86)
Diluted	$(1.64)	$(3.36)	$(4.83)	$(7.86)
Weighted-average number of shares used in per share calculation:
Basic	5,527	4,351	5,413	4,298
Diluted	5,527	4,351	5,413	4,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(8,956)	$(14,496)	$(25,900)	$(33,644)
Loss attributable to stockholders of the Company	(9,068)	(14,605)	(26,134)	(33,783)
Income attributable to non-controlling interest	112	109	234	139
Comprehensive loss	$(8,956)	$(14,496)	$(25,900)	$(33,644)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	2022 Private Placement	2023 Multi-Tranche Private Placement	Common Stock		Additional Paid-	Accumulated	Non- controlling	Total Stockholders’
	Shares*	Shares*	Shares	Amount	in-Capital	Deficit	Interest	Equity (Deficit)
Balance — January 1, 2023	3,185,000	—	5,161,374	$29	$232,169	$(224,105)	$645	$8,738
Restricted share units vested	—	—	22,000	—	—	—	—	-
Issuance of common stock	—	—	224,378	1	744	—	—	745
Adoption of ASC 326	—	—	—	—	—	(548)	—	(548)
Net loss — the Company	—	—	—	—	—	(9,657)	—	(9,657)
Net income — non-controlling interest	—	—	—	—	—	—	34	34
Stock-based compensation	—	—	—	—	481	—	—	481
Balance — March 31, 2023	3,185,000	—	5,407,752	$30	$233,394	$(234,310)	$679	$(207)
2023 Private Placement shares, net of costs	—	280,899	—	—	1,206	—	—	1,206
Beneficial conversion feature	—	—	—	—	427	—	—	427
Issuance of common stock	—	—	118,729	—	71	—	—	71
Net loss — the Company	—	—	—	—	—	(7,409)	—	(7,409)
Net income — non-controlling interest	—	—	—	—	—	—	88	88
Dividends from subsidiaries	—	—	—	—	—	—	(87)	(87)
Stock-based compensation	—	—	—	—	369	—	—	369
Balance — June 30, 2023	3,185,000	280,899	5,526,481	$30	$235,467	$(241,719)	$680	$(5,542)
Restricted share units vested	—	—	2,668	—	—	—	—	-
2023 Private Placement shares, net of costs	—	792,398	—	—	1,524	—	—	1,524
Beneficial conversion feature	—	—	—	—	1,232	—	—	1,232
Net loss — the Company	—	—	—	—	—	(9,068)	—	(9,068)
Net income — non-controlling interest	—	—	—	—	—	—	112	112
Stock-based compensation	—	—	—	—	364	—	—	364
Balance — September 30, 2023	3,185,000	1,073,297	5,529,149	$30	$238,587	$(250,787)	$792	$(11,378)

	Series A Preferred	Common Stock		Additional Paid-	Accumulated	Non-controlling	Total Stockholders’
	Shares*	Shares	Amount	in-Capital	Deficit	Interest	Equity
Balance — January 1, 2022	252,717	4,265,506	$27	$221,321	$(180,405)	$653	$41,596
Options exercised	—	1,098	—	23	—	—	23
Net loss — the Company	—	—	—	—	(8,619)	—	(8,619)
Net loss — non-controlling interest	—	—	—	—	—	(17)	(17)
Stock-based compensation	—	—	—	443	—	—	443
Balance — March 31, 2022	252,717	4,266,604	$27	$221,787	$(189,024)	$636	$33,426
Net loss — the Company	—	—	—	—	(10,559)	—	(10,559)
Net loss — non-controlling interest	—	—	—	—	—	47	47
Issuance of common stock	—	26,667	—	48	—	—	48
Stock-based compensation	—	—	—	558	—	—	558
Dividends from subsidiaries	—	—	—	—	—	(124)	(124)
Balance — June 30, 2022	252,717	4,293,271	$27	$222,393	$(199,583)	$559	$23,396
Net loss — the Company	—	—	—	—	(14,605)	—	(14,605)
Net loss — non-controlling interest	—	—	—	—	—	109	109
Equity issuance	—	79,035	—	562	—	—	562
Stock-based compensation	—	—	—	551	—	—	551
Balance — September 30, 2022	252,717	4,372,306	$27	$223,506	$(214,188)	$668	$10,013

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

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,900)	$(33,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,042	3,293
Stock-based compensation	1,214	1,552
Provision for expected credit losses	1,263	5,912
Provision for inventory obsolescence	760	1,753
Finance expenses and accretion	1,310	291
Deferred tax expense (recovery)	14	(620)
Loss on disposal of subsidiary	77	-
Loss (gain) on disposal of property and equipment	(1)	82
Changes in operating assets and liabilities:
Accounts receivable short-term and long-term	11,146	4,493
Inventories	(246)	(5,451)
Prepaid expenses	527	825
Advances to suppliers	128	(124)
Other current assets	1,268	407
Operating right-of-use assets, net	1,215	5,714
Other long-term assets	(380)	327
Trade payables	(913)	(139)
Accrued expenses and other current liabilities	(4,483)	(2,237)
Current operating lease liabilities	(292)	(1,743)
Severance pay funds	148	93
Unearned interest income	(960)	(103)
Long-term operating lease liabilities	(917)	(3,971)
Other long-term liabilities	(105)	(283)
Net cash used in operating activities	(12,085)	(23,573)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(89)	(297)
Net cash used in investing activities	(89)	(297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of costs	1,109	415
2023 Multi-Tranche Private Placement, net of costs of $491	4,509	—
Proceeds from exercise of options	—	23
Repayment of government assistance loans	—	(543)
Dividends from subsidiaries paid to non-controlling interest	(87)	(124)
Net cash (used in) provided by financing activities	5,531	(229)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,643)	(24,099)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	11,569	30,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$4,926	$6,777
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$90	$152
Cash paid for interest	$3,356	$2,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, unless otherwise noted, except share and per share data)

1. NATURE OF OPERATIONS

Venus Concept Inc. is a global medical technology company that develops, commercializes, and sells minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. The Company's systems have been designed on cost-effective, proprietary and flexible platforms that enable it to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. The Company was incorporated in the state of Delaware on November 22, 2002. In these notes to the unaudited condensed consolidated financial statements, the “Company” and “Venus Concept,” refer to Venus Concept Inc. and its subsidiaries on a consolidated basis.

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  September 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $250,787 and $224,105, respectively, though, the Company was in compliance with all required covenants as of September 30, 2023, and December 31, 2022. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the unaudited condensed consolidated financial statements are issued. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of September 30, 2023 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses and the carrying value of intangible and long-lived assets.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(8,956)	$(14,496)	$(25,900)	$(33,644)
Net loss allocated to stockholders of the Company	$(9,068)	$(14,605)	$(26,134)	$(33,783)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic	5,527	4,351	5,413	4,298
Weighted-average shares of common stock outstanding used in computing net loss per share, diluted	5,527	4,351	5,413	4,298
Net loss per share:
Basic	$(1.64)	$(3.36)	$(4.83)	$(7.86)
Diluted	$(1.64)	$(3.36)	$(4.83)	$(7.86)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the quarters ended September 30, 2023 and 2022 because including them would have been antidilutive:

	September 30, 2023	September 30, 2022
Options to purchase common stock and restricted stock units ("RSUs")	1,000,079	472,985
Preferred stock	4,985,608	252,717
Restricted share units	-	25,924
Shares reserved for convertible notes	570,088	547,593
Warrants for common stock	1,061,930	1,061,930
Total potential dilutive shares	7,617,705	2,361,149

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

Guaranteed investment certificates are classified within Level 2 as the Company uses alternative pricing sources and models utilizing market observable inputs for valuation. The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2023
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$60	$—	$60
Total assets	$—	$60	$—	$60

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$59	$—	$59
Total assets	$—	$59	$—	$59

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription agreements with unencumbered title passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received under the agreement is recognized upon shipment to the customer as lease revenue.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's unaudited condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $24,716 and $40,377 as of  September 30, 2023 and December 31, 2022, respectively, and are included in accounts receivable and long-term receivables on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for expected credit losses as of September 30, 2023 and December 31, 2022. Based upon such assessment, the Company recorded an allowance for expected credit losses totaling $12,811 and $13,619 as of September 30, 2023, and December 31, 2022, respectively. The balance as of September 30, 2023 includes $0.5 million due to the adoption of revised guidance of Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.

A summary of the Company’s accounts receivables is presented below:

	September 30,	December 31,
	2023	2022
Gross accounts receivable	$57,125	$70,925
Unearned income	(2,394)	(3,354)
Allowance for expected credit losses	(12,811)	(13,619)
	$41,920	$53,952
Reported as:
Current trade receivables	$34,178	$37,262
Current unearned interest income	(1,854)	(2,397)
Long-term trade receivables	10,136	20,044
Long-term unearned interest income	(540)	(957)
	$41,920	$53,952

Current subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for expected credit losses, to be received by the Company over the next 5 years:

		September 30,
	Total	2023	2024	2025	2026	2027
Current financing receivables, net of allowance of $5,331	$14,580	$14,580	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $320	$10,136	$—	$8,442	$1,666	$28	$—
	$24,716	$14,580	$8,442	$1,666	$28	$—

Accounts receivable do not bear interest and are typically not collateralized. The Company performs credit evaluations on new and existing customers’ financial condition and maintains an allowance for expected credit losses. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for expected credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to its unaudited condensed consolidated financial position, results of operations and cash flows.

The allowance for expected credit losses consisted of the following activity:

Balance at January 1, 2022	$11,997
Write-offs	(5,715)
Provision	7,337
Balance at December 31, 2022	$13,619
Write-offs	(30)
Provision	618
Balance at March 31, 2023	$14,207
Write-offs	(1,332)
Provision	358
Balance at June 30, 2023	$13,233
Write-offs	(707)
Provision	285
Balance at September 30, 2023	$12,811

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$2,411	$2,478
Work-in-progress	1,745	2,112
Finished goods	19,236	19,316
Total inventory	$23,392	$23,906

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the period from upgraded sales. The Company expensed $5,109 and $17,009 in cost of goods sold in the three and nine months ended September 30, 2023, respectively. The Company expensed $7,696 and $23,437 in cost of goods sold in the three and nine months ended September 30, 2022, respectively. The balance of cost of goods sold represents the sale of applicators, parts, consumables and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of September 30, 2023 and December 31, 2022, a provision for obsolescence of $3,506 and $3,258 was taken against inventory, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives	September 30,	December 31,
	(in years)	2023	2022
Lab equipment tooling and molds	4 – 10	$3,594	$4,356
Office furniture and equipment	6 – 10	1,223	1,240
Leasehold improvements	up to 10	609	794
Computers and software	3	938	906
Vehicles	5 – 7	37	37
Demo units	5	214	214
Total property and equipment		6,615	7,547
Less: Accumulated depreciation		(5,112)	(5,690)
Total property and equipment, net		$1,503	$1,857

Depreciation expense amounted to $134 and $206 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $444 and $695 for the nine months ended September 30, 2023 and 2022, respectively.

Other Current Assets

	September 30,	December 31,
	2023	2022
Government remittances (1)	$1,674	$1,602
Consideration receivable from subsidiaries sale	174	629
Deferred financing costs	—	301
Sundry assets and miscellaneous	509	1,170
Total other current assets	$2,357	$3,702

(1)         Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	September 30,	December 31,
	2023	2022
Payroll and related expense	$1,304	$2,244
Accrued expenses	4,950	5,045
Commission accrual	2,025	3,761
Sales and consumption taxes	4,703	5,617
Total accrued expenses and other current liabilities	$12,982	$16,667

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	September 30,	December 31,
	2023	2022
Balance as of the beginning of the period	$1,482	$1,753
Warranties issued during the period	178	993
Warranty costs incurred during the period	(395)	(1,264)
Balance at the end of the period	$1,265	$1,482
Current	909	1,074
Long-term	356	408
Total	$1,265	$1,482

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$1,539	$1,153	$4,469	$2,979
Accretion on long-term debt and amortization of fees	66	66	197	197
Total finance expenses	$1,605	$1,219	$4,666	$3,176

7. LEASES

The following presents the various components of lease costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$491	$490	$1,494	$941
Short-term lease cost	—	—	—	—
Total lease cost	$491	$490	$1,494	$941

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the amounts below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating cash outflows from operating leases	$491	$490	$1,494	$941

The following table presents the weighted-average lease term and discount rate for operating leases.

	At September 30,
	2023	2022
Operating leases
Weighted-average remaining lease term	3.12 yrs.	4.29 yrs.
Weighted-average discount rate	4%	4%

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.

Years ending December 31,	Operating leases
2023	$400
2024	1,453
2025	1,228
2026	1,038
2027	594
Thereafter	544
Imputed Interest (1)	(438)
Total	$4,819

(1) Imputed interest represents the difference between undiscounted cash flows and cash flows.

8. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization and goodwill were as follows:

	At September 30, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(499)	$901
Brand	2,500	(1,263)	1,237
Technology	16,900	(11,026)	5,874
Supplier agreement	3,000	(1,691)	1,309
Total intangible assets	$23,800	$(14,479)	$9,321

	At December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(429)	$971
Brand	2,500	(1,066)	1,434
Technology	16,900	(8,919)	7,981
Supplier agreement	3,000	(1,467)	1,533
Total intangible assets	$23,800	$(11,881)	$11,919

For the three months ended September 30, 2023 and 2022, amortization expense was $875, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense was $2,597 and $2,598, respectively.

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2023	$875
2024	3,473
2025	3,004
2026	656
2027	656
Thereafter	657
Total	$9,321

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2023, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $9.4 million. In addition, as of September 30, 2023, the Company had $1.0 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items.”

Aggregate future service and purchase commitments with manufacturers as of September 30, 2023 are as follows:

Years ending December 31,	Purchase and Service Commitments
2023	$11,273
2024 and Thereafter	—
Total	$11,273

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

As of September 30, 2023 and December 31, 2022, the Company was in compliance with all required covenants.

The scheduled payments, inclusive of principal and estimated interest, on the outstanding borrowings as of September 30, 2023 are as follows:

As of September 30, 2023
2023	$1,100
2024	8,291
2025	51,783
Total	$61,174

On October 4, 2023, the Company, Venus Concept USA Inc. ("Venus USA"), Venus Concept Canada Corp., Venus Concept Ltd., a wholly owned subsidiary of the Company ("Venus Ltd.") entered into a Loan Modification Agreement with CNB (the "MSLP Loan Modification"), which modified certain terms of the MSLP Loan Agreement (as so modified by the MSLP Loan Modification, the "MSLP Facility"). Refer to Note 18 "Subsequent Events" for additional details.

11. MADRYN LONG-TERM DEBT AND CONVERTIBLE NOTES

On October 11, 2016, Venus Ltd. entered into a credit agreement as a guarantor with Madryn Health Partners, LP, as administrative agent, and certain of its affiliates as lenders (collectively, “Madryn”), as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept’s subsidiaries.

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 10), the Company and its subsidiaries, Venus USA, Venus Ltd., Venus Concept Canada, Corp. ("Venus Canada"), and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the "Exchange Agreement") dated as of December 8, 2020, pursuant to which the Company (i) repaid on December 9, 2020, $42.5 million aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued, on December 9, 2020, to Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (the "Madryn Noteholders") secured subordinated convertible notes in the aggregate principal amount of $26.7 million (the "Notes"). The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

As of September 30, 2023, the Company had approximately $27.8 million principal and interest of convertible notes outstanding that were issued pursuant to the Exchange Agreement (as defined below).

The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. Under certain circumstances, in the case of an event of default under the Notes, the then-applicable interest rate will increase by 4.0% per annum. Interest is payable quarterly in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on  December 31, 2020. The Notes will mature on  December 9, 2025, unless earlier redeemed or converted. In connection with the Exchange Agreement, the Company also entered into, by and among the Company, Venus USA, Venus Canada, Venus Ltd., and the Madryn Noteholders, (i) a Guaranty and Security Agreement dated as of December 9, 2020 (the "Madryn Security Agreement"), pursuant to which the Company agreed to grant Madryn a security interest in substantially all of its assets to secure the obligations under the Notes and (ii) a Subordination of Debt Agreement dated as of December 9, 2020 (the "CNB Subordination Agreement"). The security interests and liens granted to the Madryn Noteholders under the Madryn Security Agreement will terminate upon the earlier of (i) an assignment of the Notes (other than to an affiliate of the Madryn Noteholders) pursuant to the terms of the Exchange Agreement and (ii) the first date on which the outstanding principal amount of the Notes is less than $10,000. Obligations under the Notes are secured by substantially all of the assets of Venus Concept Inc. and its subsidiaries party to the Madryn Security Agreement. The Company’s obligations under the Notes and the security interests and liens created by the Madryn Security Agreement are subordinated to the Company’s indebtedness owing to CNB (including, but not limited, pursuant to the MSLP Loan Agreement (Note 10) and the CNB Loan Agreement, (Note 12)) and any security interests and liens which secure such indebtedness owing to CNB. The Notes are convertible at any time into shares of the Company’s common stock, par value $0.0001 per share, calculated by dividing the outstanding principal amount of the Notes (and any accrued and unpaid interest under the Notes) by the initial conversion price of $48.75 per share. In connection with the Notes, the Company recognized interest expense of $557 and $546 during the three months ended September 30, 2023 and 2022, respectively. In connection with the Notes, the Company recognized interest expense of $1,631 and $1,620 during the nine months ended September 30, 2023 and 2022, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of September 30, 2023, and December 31, 2022, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of September 30, 2023, and December 31, 2022.

The scheduled payments, inclusive of principal and interest, on the outstanding borrowings as of September 30, 2023 are as follows:

As of September 30, 2023
2023	$533
2024	1,695
2025	29,376
Total	$31,604

For the three and nine months ended September 30, 2023, the Company did not make any principal repayments. Pursuant to consent agreements entered into by and between the Company and certain of its subsidiaries as guarantors, Madryn and CNB as of June 30, 2023,  July 28, 2023, and September 29, 2023, the Company paid the Q2 2023 interest payable under the Notes on June 30, 2023 and the Q3 2023 interest payable under the Notes on September 30, 2023 by adding such Q2 2023 and Q3 2023 interest to the outstanding principal of the applicable Notes. Cash payment of the Q2 2023 and Q3 2023 interest under the Notes, was deferred until October 15, 2023 or such later date as the Madryn Noteholders may confirm from time to time in writing in their sole discretion.

On October 4, 2023, the Company entered into an Exchange Agreement (the "2023 Exchange Agreement") with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26,695,110.58 in aggregate principal amount outstanding under the Notes for (i) $22,791,748.32 in aggregate principal amount of new secured convertible notes of the Company and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock". Refer to Note 18 "Subsequent Events" for additional details.

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

As of September 30, 2023, and December 31, 2022, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 10).

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

	September 30, 2023	December 31, 2022
Outstanding common stock warrants	1,061,930	1,061,930
Outstanding stock options and RSUs	1,000,079	875,524
Preferred shares	4,985,608	2,123,443
Shares reserved for conversion of future non-voting preferred share issuance	—	80,617
Shares reserved for conversion of future voting preferred share issuance	5,747,826	609,891
Shares reserved for future option grants and RSUs	81,376	24,999
Shares reserved for Lincoln Park	711,180	1,054,299
Shares reserved for Madryn Noteholders	570,088	547,714
Total common stock reserved for issuance	14,158,087	6,378,417

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

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, the Company entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31,000 worth of shares of its common stock, par value $0.0001 per share, pursuant to its shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that the Company can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed 517,560 shares (subject to adjustment) of common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Equity Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) with Equity Purchase Agreement equals or exceeds $59.6325 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Stock Market LLC ("Nasdaq") Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of the Company’s issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares of common stock issued under the Equity Purchase Agreement (the “Registration Rights Agreement”).

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

2022 LPC Purchase Agreement with Lincoln Park

On July 12, 2022, the Company entered into the 2022 LPC Purchase Agreement with Lincoln Park, as the Equity Purchase Agreement expired on July 1, 2022. The 2022 LPC Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $11,000 of shares (the “Purchase Shares”) of its common stock, par value $0.0001 per share. Concurrently with entering into the 2022 LPC Purchase Agreement, the Company also entered into a registration rights agreement (the “2022 LPC Registration Rights Agreement”) with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2022 LPC Purchase Agreement. The aggregate number of shares that the Company can issue to Lincoln Park under the 2022 LPC Purchase Agreement may not exceed 858,224 shares of common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the 2022 LPC Purchase Agreement (the “2022 Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the 2022 Exchange Cap, in which case the 2022 Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the 2022 LPC Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the 2022 LPC Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the 2022 LPC Purchase Agreement, plus an incremental amount to take into account the issuance of the commitment shares to Lincoln Park under the 2022 LPC Purchase Agreement, such that the transactions contemplated by the 2022 LPC Purchase Agreement are exempt from the 2022 Exchange Cap limitation under applicable Nasdaq rules. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2022 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. Upon execution of the 2022 LPC Purchase Agreement, the Company issued 45,701 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement at the total amount of $330. Through December 31, 2022, the Company issued an additional 433,336 shares of common stock to Lincoln Park at an average price of $4.54 per share for a total value of $1,970. During the nine months ended September 30, 2023, the Company issued an additional 343,116 shares of common stock to Lincoln Park at an average price of $3.23 per share, for a total value of $1,109. Further information regarding the 2022 LPC Purchase Agreement is contained in the Company’s Form 8-K filed with the SEC on July 12, 2022.

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

The 2023 Multi-Tranche Private Placement

In May 2023, we entered into a securities purchase agreement (the "2023 Multi-Tranche Private Placement Stock Purchase Agreement") with certain investors (collectively, the "2023 Investors") pursuant to which the Company may issue and sell to the 2023 Investors up to $9,000,000 in shares (the "2023 Multi-Tranche Private Placement") of newly-created senior convertible preferred stock, par value $0.0001 per share (the “Senior Preferred Stock”), in multiple tranches from time to time until December 31, 2025, subject to a minimum aggregate purchase amount of $0.5 million in each tranche. The initial sale in the 2023 Multi-Tranche Private Placement occurred on May 15, 2023, under which the Company sold the 2023 Investors 280,899 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million (the "Initial Placement"). The Company expects to use the proceeds of the Initial Placement, after the payment of transaction expenses, for general working capital purposes. The following is a summary of the material terms of the Senior Preferred Stock:

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

On July 6, 2023, the Company and the 2023 Investors entered into an amendment to the 2023 Multi-Tranche Private Placement Stock Purchase Agreement (the “Multi-Tranche Amendment”). The Multi-Tranche Amendment (a) clarifies the appropriate date pursuant to which the purchase price for each share of Senior Preferred Stock to be sold in the Private Placement is determined (such that the purchase price shall be equal to the “Minimum Price” as set forth in Nasdaq Listing Rule 5635(d)) and (b) permits the Company to specify a desired closing date (subject to approval by the 2023 Investors) for each sale in the 2023 Multi-Tranche Private Placement.

On July 12, 2023, the Company and the 2023 Investors consummated the second tranche in the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 500,000 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million (the “Second Placement”). The Company expects to use the proceeds of the Second Placement, after the payment of transaction expenses, for general working capital purposes.

On September 8, 2023, the Company and the 2023 Investors consummated the third tranche in the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 292,398 shares of Senior Preferred Stock for an aggregate purchase price of $1.0 million (the "Third Placement", and together with the First Placement and Second Placement, the "Placements"). The Company expects to use the proceeds of the Third Placement, after the payment of transaction expenses, for general working capital purposes.

2010 Share Option Plan

In November 2010, the Board adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of September 30, 2023, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 24,758 (6,284 as of December 31, 2022).

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

Under the 2019 Plan, 30,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of September 30, 2023, there were 56,618 shares of common stock available under the 2019 Plan (18,715 as of December 31, 2022). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$11	$31	$37	$52
Selling and marketing	81	139	266	448
General and administrative	243	317	794	868
Research and development	29	64	117	184
Total stock-based compensation	$364	$551	$1,214	$1,552

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.00	6.00	6.00	6.00
Risk-free interest rate	4.33%	2.96%	3.37-4.33%	2.56-2.96%
Expected volatility	42.29%	42.93%	42.94%	42.59%
Expected dividend rate	0%	0%	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2023	849,613	$25.05	8.23	$209
Options granted	226,031	2.82	-	1
Options exercised	-	-	-	—
Options forfeited/cancelled	(75,565)	29.16	-	—
Outstanding – September 30, 2023	1,000,079	19.74	7.77	$1
Exercisable – September 30, 2023	291,308	46.29	5.65	$—
Expected to vest – after September 30, 2023	708,771	$8.84	8.64	$1

The following tables summarize information about stock options outstanding and exercisable at September 30, 2023:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$1.90 - $54.60	951,259	7.98	$14.86	243,317	6.04	$32.66
$63.90 - $119.25	46,063	3.69	99.31	45,234	3.65	99.55
$186.75 - $382.50	1,633	4.98	271.56	1,633	4.98	271.56
$405.00 - $438.75	644	1.54	405.21	644	1.54	405.21
$540.00 - $958.50	480	4.43	687.04	480	4.43	687.04
	1,000,079	7.77	$19.74	291,308	5.65	$46.29

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $nil for the three months ended September 30, 2023 and 2022, respectively. The total intrinsic value of options exercised were $nil and $nil for the nine months ended September 30, 2023 and 2022, respectively.

The weighted-average grant date fair value of options granted was $1.90 and $0.58 per share for the three months ended September 30, 2023 and 2022, respectively. The weighted-average grant date fair value of options granted was $2.82 and $1.27 per share for the nine months ended September 30, 2023 and 2022, respectively. The fair value of options vested during the three months ended September 30, 2023 and 2022 was $307 and $317, respectively. The fair value of options vested during the nine months ended September 30, 2023 and 2022 was $1,013 and $1,197, respectively.

Restricted Stock Units

The following table summarizes information about RSUs outstanding at September 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share, $
Outstanding – January 1, 2023	25,918	$19.50
RSUs forfeited/cancelled	(1,250)	20.70
RSUs exercised	(24,668)	19.40
Outstanding - September 30, 2023	—	$—

15. INCOME TAXES

The Company generated a loss and recognized $321 of tax benefit for the three months ended September 30, 2023, and $162 of tax benefit for the three months ended September 30, 2022, respectively. The Company generated a loss and recognized $103 of tax expense for the nine months ended September 30, 2023, and $92 of tax expense for the nine months ended September 30, 2022, respectively.  A reconciliation of income tax (benefit) expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss before income taxes	$(9,277)	$(14,658)	$(25,797)	$(33,552)
Theoretical tax expense at the statutory rate (21% in 2023 and 2022)	(1,961)	(3,078)	(5,417)	(7,046)
Differences in jurisdictional tax rates	(417)	(654)	(965)	(1,247)
Valuation allowance	2,343	3,142	6,675	7,327
Non-deductible expenses	89	427	186	1,058
Other	(375)	1	(376)	—
Total income tax provision (recovery)	(321)	(162)	103	92
Net loss	$(8,956)	$(14,496)	$(25,900)	$(33,644)

Income tax expense or benefit is recognized based on the actual loss incurred during the three and nine months ended September 30, 2023 and 2022, respectively.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$11,167	$11,774	$31,665	$38,319
International	6,449	9,765	26,557	36,892
Total revenue	$17,616	$21,539	$58,222	$75,211

As of September 30, 2023, long-lived assets in the amount of $9,620 were located in the United States and $1,205 were located in foreign locations. As of December 31, 2022, long-lived assets in the amount of $12,346 were located in the United States and $1,431 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.    Lease revenue – includes all system sales with typical lease terms of 36 months.h

2.    System revenue – includes all systems sales with payment terms within 12 months.

3.    Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.    Service revenue – includes NeoGraft technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease revenue	$4,368	$7,193	$14,440	$29,490
System revenue	9,834	10,416	33,212	33,838
Product revenue	2,487	3,125	8,019	9,702
Service revenue	927	805	2,551	2,181
Total revenue	$17,616	$21,539	$58,222	$75,211

17. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and parties related through employment.

Distribution agreements

On January 1, 2018, the Company entered into a Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will continue to distribute the Company’s products in Thailand. A former senior officer of the Company is a 30.0% shareholder of TBC. For the three months ended September 30, 2023 and 2022, TBC purchased products in the amount of $nil and $192, respectively, under this distribution agreement. These sales are included in products and services revenue. For the nine months ended September 30, 2023 and 2022, TBC purchased products in the amount of $322 and $928 respectively, under this distribution agreement. These sales are included in products and services revenue.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd. ("Venus Singapore"). On January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Aexel Biomed will continue to distribute the Company’s products in Singapore. A former senior officer of the Company is a 45.0% shareholder of Aexel Biomed. During the three months ended September 30, 2023 and 2022, Aexel Biomed purchased products in the amount of $nil and $57, respectively, under the distribution agreement. During the nine months ended September 30, 2023 and 2022, Aexel Biomed purchased products in the amount of $122 and $376, respectively, under the distributions agreement. These sales are included in products and services revenue.

18. SUBSEQUENT EVENTS

Debt Restructuring

On  October 4, 2023, the Company entered into the 2023 Exchange Agreement with the Madryn Noteholders. Pursuant to the 2023 Exchange Agreement, the Madryn Noteholders agreed to exchange (the “Exchange”) $26.695 million in aggregate principal amount of outstanding secured convertible notes of the Company for (i) $22.792 million in aggregate principal amount of new secured convertible notes of the Company (the “New Notes”) and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share, designated as “Series X Convertible Preferred Stock” (the “Series X Preferred Stock”). The Series X Preferred Stock were priced at $20.10 per share (the “Issuance Price”), being equal to the “Minimum Price” as set forth in Nasdaq Listing Rule 5635(d), multiplied by ten. The New Notes accrue interest at a rate of 3-month adjusted term Secured Overnight Financing Rate (SOFR) plus 8.50% per annum. In the case of an event of default under the New Notes, the then-applicable interest rate will increase by four percent (4.00%) per annum. Interest is payable in kind in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on December 31, 2023. The New Notes mature on December 9, 2025, unless earlier redeemed or converted. Refer to Form 8-K filed with the SEC on October 5, 2023 for additional details.

On  October 4, 2023, the Company filed a Certificate of Designations with respect to the Series X Preferred Stock with the Secretary of State of the State of Delaware, thereby creating the Series X Preferred Stock. The Certificate of Designations authorizes the issuance of up to 400,000 shares of Series X Preferred Stock. The Series X Preferred Stock is convertible into shares of Common Stock on a one-for-ten basis, in whole or in part, at the option of the holder at any time upon delivery of a valid conversion notice of the Company; provided, however, that the Series X Preferred Stock is subject to limitations on convertibility to the extent necessary to comply with the rules and regulations of the Nasdaq. Each share of Series X Preferred Stock carries a liquidation preference, senior to the Common Stock, the Senior Preferred Stock and Voting Preferred Stock, in an amount equal to the Issuance Price, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or similar recapitalization with respect to the Common Stock. From the date of issuance until December 31, 2026, each share of Series X Preferred Stock accrues a dividend at a rate of 12.5% per annum. Such dividend is payable on a quarterly basis in cash or additional shares of Series X Preferred Stock, at the Company’s election. In addition, each share of Series X Preferred Stock is entitled to participate in dividends and other non-liquidating distributions, if, as and when declared by the Board of Directors of the Company, on a pari passu basis with the Common Stock, Senior Preferred Stock and Junior Preferred Stock. Refer to Form 8-K filed with the SEC on October 5, 2023 for additional details.

On  October 4, 2023, the Company, Venus USA, Venus Canada and Venus Ltd. entered into the Loan Modification Agreement with CNB, which modified certain terms of the MSLP Loan Agreement. The primary modifications of the MSLP Loan Modification were (i) the principal payment in the amount of 15% of the outstanding principal balance of the loan originally due December 31, 2023 is deferred until maturity, (ii) the principal payment in the amount of 15% of the outstanding principal balance of the loan originally due December 31, 2024 is reduced to 7.5% with the remainder deferred until maturity, (iii) the interest rate of the loan is reset from one-month LIBOR plus three percent (3%) to one-month term Secured Overnight Financing Rate (SOFR) plus three and one-quarter percent (3.25%), and (iv) Venus USA has assigned certain of its subscription sales contracts to CNB. Refer to Form 8-K filed with the SEC on October 5, 2023 for additional details.

Appointment of Chief Operating Officer

On October 12, 2023, the Company announced the appointment of Hemanth Varghese, Ph.D., CFA, as the Company’s President and Chief Operating Officer, effective October 16, 2023.

Dr. Varghese, age 48, served as the Company’s President and Chief Business & Innovation Officer from February 2023 until his appointment as President and Chief Operating Officer. Dr. Varghese joined the Company as its President and Chief Business Officer in October 2022. Before joining the Company, Dr. Varghese served as Senior Vice President of Strategy & Operations at HLS Therapeutics from 2017 until 2022. He previously worked for Endo International Plc, a multinational healthcare company, from 2014 until 2017, as President of International Pharmaceuticals and Executive Vice President of Corporate Development & Strategy. From 2009 until 2014, Dr. Varghese served as General Manager of Vision Care at Bausch & Lomb and Senior Vice President of Corporate Development at Valeant Pharmaceuticals (now Bausch Health). He has also held leadership roles in venture capital and corporate development enterprises with a specialization in healthcare technology, medical devices, and imaging modalities. Dr. Varghese has an Honors BSc and a PhD in Medical Biophysics from Western University and is a CFA charter holder.

In connection with his appointment as President and Chief Operating Officer, Dr. Varghese received a $0.06 million raise to his base salary, from $370 to $425 and the percentage of his base salary that will be paid upon achievement by Dr. Varghese and the Company of performance goals at the target level was increased to 65% from 60%.

Fourth Placement under the 2023 Multi-Tranche Private Placement

On October 20, 2023, the Company and the 2023 Investors consummated the fourth tranche in the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 502,513 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million (the “Fourth Placement”). The Company expects to use the proceeds of the Fourth Placement, after the payment of transaction expenses, for general working capital purposes.

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

•    our customers’ ability to secure third party financing due to tightened credit markets and higher interest rates;

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

•    global supply disruptions;

•    global economic and political conditions and uncertainties, including but not limited to the Russia-Ukraine and Israel-Hamas conflicts; and

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”) and other filings we have made with the SEC.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. In the three and nine months ended September 30, 2023 and 2022, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets. As we grow our ARTAS hair restoration business and expand robotics offerings through the AI.ME™ platform we expect our penetration into the core practices of dermatology and plastic surgery to increase.

We have had recurring net operating losses and negative cash flows from operations. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $250.8 million and $224.1 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $4.9 million and $11.6 million, respectively.

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

The 2022 LPC Purchase Agreement

On July 12, 2022, we entered into a subsequent purchase agreement (the "2022 LPC Purchase Agreement") with Lincoln Park, which will enhance our balance sheet and financial condition to support our future growth initiatives. As part of the 2022 LPC Purchase Agreement, we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement with the total value of $0.3 million.  Subsequent to execution of the 2022 LPC Purchase Agreement the Company issued 0.43 million shares of common stock to Lincoln Park at an average price of $4.54 per share, for a total value of $1.97 million through December 31, 2022. During the nine months ended September 30, 2023, the Company issued an additional 0.34 million shares of common stock to Lincoln Park at an average price of $3.23 per share, for a total value of $1.1 million. For additional information regarding the 2022 LPC Purchase Agreement, see Note 14 “Stockholders Equity” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

The 2023 Multi-Tranche Private Placement

In May 2023, the Company entered into the 2023 Multi-Tranche Private Placement Stock Purchase Agreement with the 2023 Investors pursuant to which the Company may issue and sell to the 2023 Investors up to $9.0 million in shares of the Senior Preferred Stock in multiple tranches from time to time until December 31, 2025, subject to a minimum aggregate purchase amount of $0.5 million in each tranche. The Initial Placement occurred on May 15, 2023, under which the Company sold the 2023 Investors 280,899 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million.

On July 6, 2023, the Company and the 2023 Investors entered into the Multi-Tranche Amendment. The Multi-Tranche Amendment (a) clarifies the appropriate date pursuant to which the purchase price for each share of Senior Preferred Stock to be sold in the Private Placement is determined (such that the purchase price shall be equal to the “Minimum Price” as set forth in Nasdaq Listing Rule 5635(d)) and (b) permits the Company to specify a desired closing date (subject to approval by the 2023 Investors) for each sale in the 2023 Multi-Tranche Private Placement.

On July 12, 2023, the Company and the 2023 Investors consummated the Second Placement under the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 500,000 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million.

On September 8, 2023, the Company and the 2023 Investors consummated the Third Placement under the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 292,398 shares of Senior Preferred Stock for an aggregate purchase price of $1.0 million.

The Company expects to use the proceeds of the Placements, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transaction are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

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

We generate revenue from traditional system sales and from sales under our subscription-based business model, which is available to customers in North America and select international markets. Approximately 30% and 47% of our total system revenues were derived from our subscription model in the nine months ended September 30, 2023 and 2022, respectively. We currently do not offer the ARTAS iX system under the subscription model. For additional details related to our subscription model, see Item 1. Business – Subscription-Based Business Model as filed in our Form 10-K for the year ended December 31, 2022.

We have developed and received regulatory clearance for 12 novel aesthetic technology platforms, including our ARTAS and NeoGraft systems. We believe our ARTAS and NeoGraft systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market. Our medical aesthetic technology platforms have received regulatory clearance for a variety of indications, including treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains in jurisdictions around the world. In addition, our technology pipeline is focused on the development of robotically assisted minimally invasive solutions for aesthetic procedures that are primarily treated by surgical intervention, including the AI.ME platform for which we received FDA 510(k) clearance for fractional skin resurfacing in December 2022.

In the United States, we have obtained 510(k) clearance from the FDA for our Venus Viva, Venus Viva MD, Venus Legacy, Venus Versa, Venus Versa Pro, Venus Velocity, Venus Bliss, Venus Bliss Max, Venus Epileve, Venus Fiore, ARTAS, ARTAS iX and AI.ME systems. Outside the United States, we market our technologies in over 60 countries across Europe, the Middle East, Africa, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

As of September 30, 2023, we operated directly in 14 international markets through our 11 direct offices in the United States, Canada, United Kingdom, Japan, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the three months ended September 30, 2023, and 2022 were $17.6 million and $21.5 million, respectively. Our revenues for the nine months ended September 30, 2023, and 2022 were $58.2 million and $75.2 million, respectively. We had a net loss attributable to Venus Concept of $9.1 million and $14.6 million in the three months ended September 30, 2023, and 2022, respectively. We had a net loss attributable to Venus Concept of $26.4 million and $33.8 million in the nine months ended September 30, 2023, and 2022, respectively. We had an Adjusted EBITDA loss of $4.6 million and $7.7 million for the three months ended September 30, 2023, and 2022, respectively. We had an Adjusted EBITDA loss of $14.3 million and $19.0 million for the nine months ended September 30, 2023, and 2022, respectively.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP measure defined as net income (loss) before foreign exchange loss, financial expenses, income tax expense (benefit), depreciation and amortization, stock-based compensation and non-recurring items for a given period. Adjusted EBITDA is not a measure of our financial performance under U.S. GAAP and should not be considered an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Accordingly, you should consider Adjusted EBITDA along with other financial performance measures, including net income, and our financial results presented in accordance with U.S. GAAP. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are: Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and although depreciation and amortization are non-cash charges, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of net loss to adjusted EBITDA	(in thousands)		(in thousands)
Net loss	$(8,956)	$(14,496)	$(25,900)	$(33,644)
Foreign exchange loss	909	2,014	379	4,389
Loss on disposal of subsidiaries	1	—	77	—
Finance expenses	1,605	1,219	4,666	3,176
Income tax (benefit) expense	(321)	(162)	103	92
Depreciation and amortization	1,010	1,081	3,042	3,293
Stock-based compensation expense	364	551	1,214	1,552
Inventory Provision (1)	—	1,388	—	1,388
Other adjustments (2)	752	726	2,082	726
Adjusted EBITDA	$(4,636)	$(7,679)	$(14,337)	$(19,028)

(1) For the three and nine months ended September 30, 2022, the inventory provision represents a strategic review of our product offerings which culminated in a decision to discontinue production and sale of certain models and component parts, resulting in an inventory adjustment of $1.4 million.

(2) For the three and nine months ended September 30, 2023, the other adjustments primarily represent restructuring activities designed to improve the Company's operations and cost structure. For the three and nine months ended September 30, 2022, the other adjustments are represented by severance payments associated with a workforce reduction in Venus Concept S.L. (Spain) and Venus Canada of $0.7 million.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	104	95	325	325
International	150	255	584	908
Total systems delivered	254	350	909	1,233

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

Investment in Sales, Marketing and Operations. In recent years, we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This included the opening of direct offices and hiring experienced sales, marketing, and operational staff. While we generated incremental product sales in these new markets, these revenues and the related margins did not fully offset the startup investments made in certain countries. We continue to evaluate our profitability and growth prospects in these countries and have taken and will continue to take steps to exit countries which we do not believe will produce sustainable results. Since June 2020 we have ceased direct sales operations in 13 countries across Europe, Asia Pacific, Latin America and Africa and have increased our investment and focus in the United States market.

In the three and nine months ended September 30, 2023, and 2022, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for expected credit losses for estimated losses that may primarily arise from subscription customers that are unable to make the remaining payments required under their subscription agreements. We continue to focus our selling efforts on cash sales and subscription customers with a stronger credit profile, thereby reducing our exposure to credit losses. We incurred a bad debt expense of $0.3 million and $1.2 million during the three and nine months ended September 30, 2023. This compares favorably to $2.4 million and $5.9 million for the three and nine months ended September 30, 2022. As of September 30, 2023, our allowance for expected credit losses was $12.8 million which represents 27.3% of the gross outstanding accounts receivable as of this date. As of September 30, 2022, our allowance for expected credit losses was $13.1 million which represented 17.0% of the gross outstanding accounts receivable as of this date.

Outlook

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted. The bulk of the third quarter revenue decline was due to an acceleration of our international strategy to wind down underperforming countries as we transition to third party distributors and our shift to prioritize cash deals over subscription deals in order to improve cash generation. We continue to focus on quality of revenue and despite the revenue decline, our cash used in operations was $11.5 million lower than the same period in 2022. We remain focused on adapting to the challenges presented by the current macro-economic environment.

Israel – Hamas conflict. Following the October 7, 2023 attack by Hamas on Israeli citizens and the declaration of war that followed, we have taken steps to mitigate exposure to risks related to our Israeli operations, the risks of which are further described in Item 1a) Risk Factors in this Quarterly Report on Form 10-Q. These efforts include but are not limited to, working with our contract manufacturers to accelerate inventory build, contingency planning with respect to alternative manufacturing sites within their network, and relocating larger amounts of finished goods to warehouses in North America to protect our ability to distribute products. Alongside the Company's continuity plan, we maintain daily contact with our employees in Israel and have instituted a wellness program designed to provide access to healthcare practitioners/consultants for short term counselling for colleagues and family members in order to provide assistance during the conflict.

Supply chain. We did not experience significant supply issues during the three and nine months ended September 30, 2023 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and manage inventory of key component parts. While we have seen recent improvements in global supply chain reliability we anticipate some supply challenges throughout the remainder of 2023, including those possible supply challenges related to the Israel-Hamas conflict noted above, long production lead times and shortages of certain materials or components that may impact our ability to manufacture the number of systems required to meet customer demand. Our finished product requirements to meet our expected demand in the fourth quarter of 2023 have already been secured, and we have made substantial progress in securing much of our first quarter of 2024 demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain. While such inflationary pressures have moderated in the first nine months of 2023, we expect to mitigate any future inflation impacts where possible through price increases and margin management.

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

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. While the continued economic recovery in individual countries during the first nine months of 2023 progressed well in most countries in which we operate, we continue to evaluate our direct operations, particularly any loss-making markets outside of North America. As a result, our international revenues declined in the first nine months of 2023 as we operated in three fewer direct markets when compared to the same prior year period. We are in the process of appointing distributors in these markets and look to recover revenues in fiscal 2024.

Accounts receivable collections. As of September 30, 2023, our allowance for expected credit losses stands at $12.8 million, which represents 27.3% of the gross outstanding accounts receivable as of that date. This represents a decrease of $0.8 million from our December 31, 2022 allowance for expected credit losses balance of $13.6 million.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS kits, Viva tips, other consumables, marketing supplies, and (3) service revenue from our extended warranty service contracts provided to existing customers.

System Revenue

For the three and nine months ended September 30, 2023, approximately 31% and 30%, respectively, of our total system revenues were derived from our subscription model. For the three and nine months ended September 30, 2022, approximately 41% and 47%, respectively, of our system revenues were derived from our subscription model. The relative decrease in subscription revenues in the first nine months of 2023 is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity. For accounting purposes, our subscription arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three and nine months ended September 30, 2023, approximately 61% and 61%, respectively, of our total system revenues were derived from traditional sales. For the three and nine months ended September 30, 2022, approximately 48% and 43%, respectively, of our system revenues were derived from traditional sales. The increased focus on traditional sales is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity.

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

For the three and nine months ended September 30, 2023, approximately 8% and 9%, respectively, of our total system revenues were derived from distributor sales. For the three and nine months ended September 30, 2022, approximately 11% of our system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, and are accounted for using the sell-in method.

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

Other Product Revenue

We also generate revenue from our customer base by selling Viva tips, Glide (a cooling/conductive gel which is required for use with many of our systems), marketing supplies and kits, various consumables and disposables, replacement applicators and handpieces, and ARTAS system training.

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

General and Administrative

Our general and administrative costs primarily consist of expenses associated with our executive, accounting and finance, information technology, legal, regulatory affairs, quality assurance and human resource departments, direct office rent/facilities costs, and intellectual property portfolio management. These expenses consist of personnel-related expenses (primarily salaries, benefits, incentive compensation and stock-based compensation), audit fees, legal fees, consultants, travel, insurance, and expected credit losses. During the normal course of operations, we may incur expected credit losses on accounts receivable balances that are deemed to be uncollectible.

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

Finance Expenses

Finance expenses consist of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 8.43% for the MSLP Loan and 8.0% for the Notes as of September 30, 2023 and 7.39% for the MSLP Loan and 8.0% for the Notes as of December 31, 2022 .

Foreign Exchange Loss

Foreign currency exchange loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Income Tax Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription contract is reported and tax affected. This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer. Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Income tax expense is recognized based on the actual taxable income or loss incurred during the three and nine months ended September 30, 2023.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated Statements of Loss:	(dollars in thousands)		(dollars in thousands)
Revenues:
Leases	$4,368	$7,193	$14,440	$29,490
Products and services	13,248	14,346	43,782	45,721
Total revenue	17,616	21,539	58,222	75,211
Cost of goods sold
Leases	1,183	2,608	3,633	8,069
Products and services	4,248	5,558	14,485	16,960
	5,431	8,166	18,118	25,029
Gross profit	12,185	13,373	40,104	50,182
Operating expenses:
Selling and marketing	6,907	9,369	23,319	30,976
General and administrative	10,115	12,405	30,933	36,814
Research and development	1,925	3,024	6,527	8,379
Total operating expenses	18,947	24,798	60,779	76,169
Loss from operations	(6,762)	(11,425)	(20,675)	(25,987)
Other expenses:
Foreign exchange loss	909	2,014	379	4,389
Finance expenses	1,605	1,219	4,666	3,176
Loss on disposal of subsidiaries	1	—	77	—
Loss before income taxes	(9,277)	(14,658)	(25,797)	(33,552)
Income tax (benefit) expense	(321)	(162)	103	92
Net loss	$(8,956)	$(14,496)	$(25,900)	$(33,644)
Net loss attributable to stockholders of the Company	(9,068)	(14,605)	(26,134)	(33,783)
Net income attributable to non-controlling interest	112	109	234	139
As a % of revenue:
Revenues	100%	100%	100%	100%
Cost of goods sold	30.8	37.9	31.1	33.3
Gross profit	69.2	62.1	68.9	66.7
Operating expenses:
Selling and marketing	39.2	43.5	40.1	41.2
General and administrative	57.4	57.6	53.1	48.9
Research and development	10.9	14.0	11.2	11.1
Total operating expenses	107.6	115.1	104.4	101.3
Loss from operations	(38.4)	(53.0)	(35.5)	(34.6)
Foreign exchange loss	5.2	9.4	0.7	5.8
Finance expenses	9.1	5.7	8.0	4.2
Loss before income taxes	(52.7)	(68.1)	(44.3)	(44.6)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenues by region:
United States	$11,167	$11,774	$31,665	$38,319
International	6,449	9,765	26,557	36,892
Total revenue	$17,616	$21,539	$58,222	$75,211

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenues by product:
Subscription—Systems	$4,368	$7,193	$14,440	$29,490
Products—Systems	9,834	10,416	33,212	33,838
Products—Other (1)	2,487	3,125	8,019	9,702
Services	927	805	2,551	2,181
Total revenue	$17,616	$21,539	$58,222	$75,211

(1)	Products-Other include ARTAS procedure kits, Viva tips, Glide and other consumables.

Comparison of the three months ended September 30, 2023 and 2022

Revenues

	Three Months Ended September 30,
	2023		2022		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$4,368	24.8	$7,193	33.4	$(2,825)	(39.3)
Products—Systems	9,834	55.8	10,416	48.4	(582)	(5.6)
Products—Other	2,487	14.1	3,125	14.5	(638)	(20.4)
Services	927	5.3	805	3.7	122	15.2
Total	$17,616	100.0	$21,539	100.0	$(3,923)	(18.2)

Total revenue decreased by $3.9 million, or 18%, to $17.6 million for the three months ended September 30, 2023 from $21.5 million for the three months ended September 30, 2022. The decrease in revenue is primarily attributed to an acceleration in exiting unprofitable direct markets, and an initiative to reduce our reliance on system sales sold under subscription agreements. Our international business was impacted by the Company's decision to exit three unprofitable direct markets in the past year, as well as general macroeconomic headwinds that impacted customer access to capital. We are in the process of appointing distributors in those loss-making markets that we have exited. The strategic shift to minimize subscription sales is designed to improve cash generation and reduce our exposure to defaults and increased expected credit losses given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates. Despite the revenue reduction, these initiatives have improved the company’s cash generation in 2023.

We sold an aggregate of 254 systems in the three months ended September 30, 2023 compared to 350 systems in the three months ended September 30, 2022. The percentage of systems revenue derived from our subscription model was approximately 31% and 41% during the three months ended September 30, 2023 and 2022, respectively. The relative decrease in subscription revenues is in line with our strategy to prioritize cash deals over subscription deals in the U.S. market in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our subscription model was approximately 30% and 39% during the three months ended September 30, 2023 and 2022, respectively.

Other product revenue decreased by $0.6 million, or 20%, to $2.5 million in the three months ended September 30, 2023 compared to $3.1 million in the three months ended September 30, 2022. This reduction is in line with the overall revenue decline in the quarter.

Services revenue increased by $0.1 million, or 15%, to $0.9 million in the three months ended September 30, 2023, compared to $0.8 million in the three months ended September 30, 2022. The increase was driven by higher warranty sales through various chain accounts.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $2.7 million, or 33%, to $5.4 million in the three months ended September 30, 2023, compared to $8.2 million in the three months ended September 30, 2022. Gross profit decreased by $1.2 million, or 9%, to $12.2 million in the three months ended September 30, 2023, compared to $13.4 million in the three months ended September 30, 2022. The decrease in gross profit is primarily due to a decrease in revenue in our international markets driven by the accelerated exit from unprofitable direct markets as discussed above. Gross margin was 69.2% of revenue in the three months ended September 30, 2023, compared to 62.1% of revenue in the three months ended September 30, 2022. The increase was primarily due to excessive inventory write-offs in the third quarter of 2022 which did not repeat this quarter.

Operating expenses

	Three Months Ended September 30,
	2023		2022		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$6,907	39.2	$9,369	43.5	$(2,462)	(26.3)
General and administrative	10,115	57.4	12,405	57.6	(2,290)	(18.5)
Research and development	1,925	10.9	3,024	14.0	(1,099)	(36.3)
Total operating expenses	$18,947	107.6	$24,798	115.1	$(5,851)	(23.6)

Selling and Marketing

Selling and marketing expenses decreased by $2.5 million or 26.3% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease is largely due to lower revenues and reduced marketing expenditures as we consolidate some of these activities. As a percentage of total revenues, our selling and marketing expenses decreased by 4.3%, from 43.5% in the three months ended September 30, 2022 to 39.2% in the three months ended September 30, 2023. As the business environment improves, we expect selling and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $2.3 million or 18.5% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to exiting certain unprofitable direct markets, partially offset by inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses decreased by 0.2%, from 57.6% in the three months ended September 30, 2022, to 57.4% in the three months ended September 30, 2023, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $1.1 million or 36.3% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. We experienced significant cost savings through the consolidation of activities between our Israel and United States sites, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses decreased by 3.1%, from 14.0% in the three months ended September 30, 2022, to 10.9% in the three months ended September 30, 2023.

Foreign Exchange Loss

We had $0.9 million of foreign exchange loss in the three months ended September 30, 2023 and foreign exchange loss of $2.0 million in the three months ended September 30, 2022. It decreased by $1.1 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses increased by $0.4 million or 31.2%, to $1.6 million in the three months ended September 30, 2022, compared to $1.2 million in the three months ended September 30, 2023, mostly due to an increase in the LIBOR rate under our CNB Loan Agreement. See “Liquidity and Capital Resources” below.

Income Tax Expense/Benefit

We had an income tax benefit of $321 thousand in the three months ended September 30, 2023 compared to a $162 thousand income tax benefit in the three months ended September 30, 2022. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2023, we had changes in timing of deductible expenses, tax accrual reversals and recognized tax losses in specific judications, which resulted in $321 thousand of income tax benefit.

Comparison of the nine months ended September 30, 2023 and 2022

Revenues

	Nine Months Ended September 30,
	2023		2022		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$14,440	24.8	$29,490	39.2	$(15,050)	(51.0)
Products—Systems	33,212	57.0	33,838	45.0	(626)	(1.8)
Products—Other	8,019	13.8	9,702	12.9	(1,683)	(17.3)
Services	2,551	4.4	2,181	2.9	370	17.0
Total	$58,222	100.0	$75,211	100.0	$(16,989)	(22.6)

Total revenue decreased by $17.0 million, or 22.6%, to $58.2 million for the nine months ended September 30, 2023 from $75.2 million for the nine months ended September 30, 2022. The decrease in revenue is primarily attributed to an initiative to reduce our reliance on system sales sold under subscription agreements, and an acceleration in exiting unprofitable direct markets in our international business. This strategic shift to minimize subscription sales is designed to improve cash generation and reduce our exposure to defaults and expected credit losses given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates. Our international business was impacted by the Company's decision to exit three unprofitable direct markets in the past year, as well as general macroeconomic headwinds that impacted customer access to capital. We are in the process of appointing distributors in those loss making markets that we have exited. Despite this reduction in revenue, our cash used in operations decreased by $11.5 million versus the nine months ended September 30, 2023.

We sold an aggregate of 909 systems in the nine months ended September 30, 2023 compared to 1,233 systems in the nine months ended September 30, 2022. The percentage of systems revenue derived from our subscription model was approximately 25% and 39% during the nine months ended September 30, 2023 and 2022, respectively. The relative decrease in subscription revenues is in line with our strategy to prioritize cash deals over subscription deals in the U.S. market in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our subscription model was approximately 24% and 56% during the nine months ended September 30, 2023 and 2022, respectively.

Other product revenue decreased by $1.7 million, or 17.3%, to $8.0 million in the nine months ended September 30, 2023 compared to $9.7 million in the nine months ended September 30, 2022. The decrease was primarily driven by lower sales in international markets as we exit unprofitable jurisdictions.

Services revenue increased by $0.4 million, or 17.0%, to $2.6 million in the nine months ended September 30, 2023, compared to $2.2 million in the nine months ended September 30, 2022. The increase was driven by higher warranty sales through various chain accounts.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $6.9 million, or 27.6%, to $18.1 million in the nine months ended September 30, 2023, compared to $25.0 million in the nine months ended September 30, 2022. Gross profit decreased by $10.1 million, or 20.1%, to $40.1 million in the nine months ended September 30, 2023, compared to $50.2 million in the nine months ended September 30, 2022. The decrease in gross profit is primarily due to a decrease in revenue in the United States and international markets driven by the strategic decision to deemphasize subscription sales and the accelerated exit from unprofitable direct markets as discussed above. Gross margin was 68.9% of revenue in the nine months ended September 30, 2023, compared to 66.7% of revenue in the nine months ended September 30, 2022. The increase in gross margin was primarily due to geographic mix as we continue to invest in the U.S. market and exit unprofitable international markets, and to a lesser extent impacted by lower inventory write-offs compared to the nine months ended September 30, 2022.

Operating expenses

	Nine Months Ended September 30,
	2023		2022		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$23,319	40.1	$30,976	41.2	$(7,657)	(24.7)
General and administrative	30,933	53.1	36,814	48.9	(5,881)	(16.0)
Research and development	6,527	11.2	8,379	11.1	(1,852)	(22.1)
Total operating expenses	$60,779	104.4	$76,169	101.3	$(15,390)	(20.2)

Selling and Marketing

Selling and marketing expenses decreased by $7.7 million or 24.7% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease is largely due to lower revenues and reduced marketing expenditures as we consolidate some of these activities. As a percentage of total revenues, our selling and marketing expenses decreased by 1.1%, from 41.2% in the nine months ended September 30, 2022 to 40.1% in the nine months ended September 30, 2023. As the business environment improves, we expect selling and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $5.9 million or 16.0% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to exiting certain unprofitable direct markets, partially offset by inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 4.2%, from 48.9% in the nine months ended September 30, 2022, to 53.1% in the nine months ended September 30, 2023, primarily due to the increases in costs noted above.

Research and Development

Research and development expenses decreased by $1.9 million or 22.1% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. We experienced some cost savings through the consolidation of activities between our Israel and San Jose sites, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses increased by 0.1%, from 11.1% in the nine months ended September 30, 2022, to 11.2% in the nine months ended September 30, 2023.

Foreign Exchange Loss

We had $0.4 million of foreign exchange loss in the nine months ended September 30, 2023 and foreign exchange loss of $4.4 million in the nine months ended September 30, 2022. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the US dollar. In the nine months ended September 30, 2023, fluctuations in foreign currencies compared to the U.S. dollar were collectively immaterial. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses increased by $1.5 million or 46.9%, to $4.7 million in the nine months ended September 30, 2022, compared to $3.2 million in the nine months ended September 30, 2023, due to an increase in the LIBOR rate under our CNB Loan Agreement. See “Liquidity and Capital Resources” below.

Income Tax Expense

We had an income tax expense of $103 thousand in the nine months ended September 30, 2023 compared to a $92 thousand income tax expense in the nine months ended September 30, 2022. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2023, we had changes in timing of deductible expenses, tax accrual reversals and taxable income in specific judications, which resulted in $103 thousand of income tax expense.

Liquidity and Capital Resources

We had $4.9 million and $11.6 million of cash and cash equivalents as of September 30, 2023, and December 31, 2022, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $79.0 million as of September 30, 2023, including the MSLP Loan of $51.2 million, and convertible notes of $27.8 million, compared to total debt obligations of approximately $77.7 million as of December 31, 2022.

Working capital is primarily impacted by growth in our subscription sales which also impacts accounts receivable. Our recent shift to prioritize traditional cash sales over subscription sales is designed to improve liquidity and reduce working capital requirements over time. Our expanding product portfolio also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 33:67 in the nine months ended September 30, 2023, compared to 52:48 in the nine months ended September 30, 2022. We expect a slight increase in the ratio of traditional sales to subscription sales in 2023 and beyond. We expect inventory to remain relatively flat in the short term but increase at a lower rate than the rate of revenue growth over the longer term.

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

Issuance of Secured Subordinated Convertible Notes

Contemporaneously with the MSLP Loan Agreement, on December 9, 2020, we issued $26.7 million aggregate principal amount of the Notes to the Madryn Noteholders pursuant to the terms of the Exchange Agreement. The Notes will accrue interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest will accrue at a rate of 6.0% per annum. In connection with the Exchange Agreement, we also entered into (i) the Madryn Security Agreement, pursuant to which we agreed to grant Madryn a security interest, in substantially all of our assets, to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The Notes are convertible at any time into shares of our common stock at an initial conversion price of $48.75 per share, subject to adjustment. For additional information regarding the Notes, Exchange Agreement, Madryn Security Agreement and CNB Subordination Agreement, see Note 11 “Madryn Long-Term Debt and Convertible Notes” to our unaudited condensed consolidated financial statements included elsewhere in this report. On October 4, 2023, the Company entered into the 2023 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26,695,110.58 in aggregate principal amount outstanding under the Notes for (i) $22,791,748.32 in aggregate principal amount of new secured convertible notes of the Company and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock". Refer to Note 18 "Subsequent Events" for additional details.

Main Street Priority Lending Program Term Loan

On December 8, 2020, we executed the MSLP Loan Agreement, MSLP Note, and related documents for a loan in the aggregate amount of $50.0 million for which CNB will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act. For additional information regarding this loan, see Note 10 “Main Street Term Loan” to our unaudited condensed consolidated financial statements included elsewhere in this report. On October 4, 2023, the Company, Venus USA, Venus Canada, and Venus Ltd. entered into the MSLP Loan Modification, which modified certain terms of the MSLP Loan Agreement. Refer to Note 18 "Subsequent Events" for additional details.

CNB Loan Agreement

We have a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries to be used to finance working capital requirements. There was $nil outstanding balance as of September 30, 2023 and December 31, 2022. On February 22, 2023, CNB notified the Company that it would be temporarily restricting advances under the Fourth Amended and Restated CNB Loan Agreement pursuant to its rights under Section 2 of the agreement. CNB and the Company continue to actively discuss lifting the restrictions on advances under the credit facility.

On August 26, 2021 we entered into the Fourth Amended and Restated CNB Loan Agreement with CNB, pursuant to which, among other things, (i) the maximum principal amount the revolving credit facility was reduced from $10.0 million to $5.0 million at the LIBOR 30-Day rate plus 3.25%, subject to a minimum LIBOR rate floor of 0.50%, and (ii) beginning December 10, 2021, the cash deposit requirement was reduced from $3.0 million to $1.5 million, to be maintained with CNB at all times during the term of the Amended CNB Loan Agreement. As of September 30, 2023, and December 31, 2022, we were in compliance with all required covenants. For additional information on the CNB Loan Agreement and the related agreements, see Note 12 “Credit Facility” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that we can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed the Exchange Cap, unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Equity Purchase Agreement equals or exceeds $59.6325 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules). Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of our issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park.

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

The 2022 LPC Purchase Agreement

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Through September 30, 2023 we issued an additional 0.78 million shares of common stock to Lincoln Park at an average price of $3.97 per share, for a total proceeds value of $3.1 million since entering into the Purchase Agreement. For additional information regarding the 2022 LPC Purchase Agreement, see Note 14 “Stockholders Equity” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

The 2023 Multi-Tranche Private Placement

In May 2023, we entered into the 2023 Multi-Tranche Private Placement Stock Purchase Agreement, with the 2023 Investors pursuant to which the Company may issue and sell to the 2023 Investors up to $9.0 million in shares of Senior Preferred Stock, in multiple tranches from time to time until December 31, 2025, subject to a minimum aggregate purchase amount of $0.5 million in each tranche. The Initial Placement occurred on May 15, 2023, under which the Company sold the 2023 Investors 280,899 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million. As of September 30, 2023 an additional 792,398 shares of Senior Preferred Stock were issued for an aggregate purchase price of $3.0 million through two subsequent tranches. The Company expects to use the proceeds of the Placements, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transactions are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

Capital Resources

As of September 30, 2023, we had capital resources consisting of cash and cash equivalents of approximately $4.9 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(12,085)	$(23,573)
Cash used in investing activities	(89)	(297)
Cash (used in) provided by financing activities	5,531	(229)
Net decrease in cash and cash equivalents	$(6,643)	$(24,099)

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, cash used in operating activities consisted of a net loss of $25.9 million, partially offset by decreases in net operating assets of $6.1 million and non-cash operating expenses of $7.7 million. The increase of cash from net operating assets was attributable to a decrease in accrued expenses and other current liabilities of $4.5 million, a decrease in unearned interest income of $1.0 million, a decrease in long-term operating lease liabilities of $1.0 million, and a decrease in trade payables of $0.9 million. These were offset by a decrease in accounts receivable of $11.1 million, a decrease in operating right-of-use assets, net of $1.2 million, and a decrease in other current assets of $1.3 million. The non-cash operating expenses consisted of provision for expected credit losses of $1.3 million, depreciation and amortization of $3.0 million, finance expenses and accretion of $1.3 million, stock-based compensation expense of $1.2 million, provision for inventory obsolescence of $0.8 million.

For the nine months ended September 30, 2022, cash used in operating activities consisted of a net loss of $33.6 million and an investment in net operating assets of $2.2 million, partially offset by non-cash operating expenses of $12.3 million. The investment in net operating assets was attributable to an increase in accounts receivable of $4.5 million, an increase in prepaid expenses of 0.8 million, an increase in other current assets of $0.4 million, an increase in other long-term assets of $0.3 million. This was partially offset by a decrease in inventories of $5.5 million, a decrease in accrued expenses and other current liabilities of $2.2 million, a decrease in unearned interest income of $0.1 million, and a decrease in other long-term liabilities of $0.3 million. The non-cash operating expenses consisted of provision for bad debts of $5.9 million, depreciation and amortization of $3.3 million, finance expenses and accretion of $0.3 million, stock-based compensation expense of $1.6 million, provision for inventory obsolescence of $1.8 million, partially offset by a deferred tax recovery of $0.6 million.

Cash Flows from Investing Activities

In the nine months ended September 30, 2023, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

In the nine months ended September 30, 2022, cash used in investing activities consisted of $0.3 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the nine months ended September 30, 2023, cash used in financing activities primarily consisted of net proceeds from the issuance of shares of common stock to Lincoln Park of $1.1 million and net proceeds from the 2023 Multi-Tranche Private Placement of $4.5 million.

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

As of September 30, 2023, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $11.2 million. In addition, as of September 30, 2023, we had 1.0 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items."

The following table summarizes our contractual obligations as of September 30, 2023, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations, including interest	$6,225	$86,552	$—	$—	$92,777
Operating leases	1,515	2,167	594	544	4,820
Purchase commitments	11,273	—	—	—	11,273
Total contractual obligations	$19,013	$88,719	$594	$544	$108,870

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

Revenue Recognition

We generate revenue from (1) sales of systems through our subscription model, in accordance with ASC 842, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and (3) and our extended warranty service contracts provided to existing customers.

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

Long-term receivables

Long-term receivables relate to our subscription revenue or other contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for expected credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% and 10% for the nine months ended September 30, 2023 and September 30, 2022, respectively. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances are remeasured into U.S. dollars in accordance with the principles set forth in ASC 830-10 “Foreign Currency Translation”. All exchange gains and losses from re-measurement of monetary balance sheet items resulting from transactions in non-U.S. dollar currencies are recorded as foreign exchange loss in the unaudited condensed consolidated statement of operations as they arise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2023, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three and nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may adversely affect our operations and limit our ability to manage and market our products, which could lead to a decrease in revenues.

Certain of our operations are conducted in Israel and a number of our employees, contract manufacturers and consultants, including employees of our service providers, are located in Israel. As such, our business and operations may be directly affected by economic, political, geopolitical and military conditions affecting Israel.

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, these terrorists launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas. The intensity, duration and impact of Israel’s current war against Hamas and the corresponding geopolitical instability in the region is difficult to predict, as are the war’s economic implications on the Company’s business and operations.

It is possible that the conflict in the region may escalate. Our facilities are within the range of rockets that could be launched from a number of surrounding territories. In the event that our facilities in Israel, or the facilities of our vendors in Israel, are damaged as a result of the hostilities or hostilities otherwise disrupt the ongoing operation of our facilities, our ability to deliver products to customers in a timely manner to meet our contractual obligations with customers and vendors could be materially and adversely affected. Any losses or damages incurred by us could have a material adverse effect on our business.

Our operations may be disrupted because of the obligation of Israeli citizens to perform military service.

As a result of the Israeli security cabinet’s decision to declare war against Hamas, Israeli reservists have been drafted to perform immediate military service. Certain of our employees and consultants in Israel, in addition to employees of our service providers located in Israel, have been called for service in the current war with Hamas as of the date of this Quarterly Report on Form 10-Q, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which may materially and adversely affect our business and results of operations. Additionally, the absence of employees of our Israeli suppliers and contract manufacturers due to their military service in the current war or future wars or other armed conflicts may disrupt their operations, in which event our ability to deliver products to customers may be materially and adversely affected.

We offer credit terms to some qualified customers and distributors. In the event that a customer or distributor defaults on the amounts payable to us, our financial results may be adversely affected.

For the nine months ended September 30, 2023 and 2022, approximately 30% and 47% of our total system revenues were derived from our subscription-based model. Under our subscription model, we collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. We cannot provide any assurance that the financial position of customers purchasing products and services under a subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under the subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

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

On May 31, 2023, we received a notice (the “Notice”) from the Listing Qualifications Department of Nasdaq stating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2023 was below the minimum $2,500,000 required for continued listing under Listing Rule 5550(b)(1) (“Minimum Equity Requirement”).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as otherwise disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on May 15, 2023, July 12, 2023, and September 8, 2023 there were no unregistered securities issued and sold during the three and nine months ended September 30, 2023.

Use of Proceeds

None

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc.	8-K	5-11-23	3.1

3.4	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc.	8-K	6-26-23	3.1

3.5	Certificate of Designations of Series X Convertible Preferred Stock.	8-K	10-5-23	3.1

3.6	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

10.1	Exchange Agreement, dated October 4, 2023, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	10-5-23	10.1

10.2	Registration Rights Agreement, dated October 4, 2023, by and among Venus Concept Inc., Madryn Health Partner, LP and Madryn Health Partners (Cayman Master), LP	8-K	10-5-23	10.2

10.3	Secured Subordinated Convertible Note, dated October 4, 2023, by Venus Concept Inc. in favor of Madryn Health Partners, LP	8-K	10-5-23	10.3

10.4	Secured Subordinated Convertible Note, dated October 4, 2023, by Venus Concept Inc. in favor of and Madryn Health Partners (Cayman Master), LP	8-K	10-5-23	10.4

10.5	Subordination of Debt Agreement, dated October 4, 2023, by and between Venus Concept Ltd., Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP and City National Bank of Florida	8-K	10-5-23	10.5

10.6	Loan Modification Agreement, dated October 4, 2023, by and between Venus Concept Inc. and City National Bank of Florida	8-K	10-5-23	10.6

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

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

Venus Concept Inc.

Date: November 14, 2023	By:	/s/ Rajiv De Silva
Rajiv De Silva
Chief Executive Officer

Date: November 14, 2023	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer