Form 10-K
period 2023-12-31
Venus Concept Inc.
filed 2024-04-01
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of Registrant’s common stock, par value $0.0001, held by non-affiliates of the Registrant was $6,630,292 based upon the closing price of $2.10 per share as reported for such date by the Nasdaq Capital Market. Shares of the Registrant's common stock held by executive officers and directors of the Registrant and by certain stockholders who owned 10% or more of the outstanding common stock have been excluded if such persons were deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2024 was 6,355,230.

i

SAFE HARBOR STATEMENT AND RISK FACTOR SUMMARY

Safe Harbor Statement

This Annual Report on Form 10-K (the "Annual Report") for the year ended December 31, 2023 contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate.

The factors which we currently believe could have a material adverse effect on our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties that are detailed in the “Risk Factor Summary” below and under Item 1A. of Part I of this Annual Report. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on these statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the "SEC"), after the date of this Annual Report.

This Annual Report also contains estimates, projections and other information concerning our industry, our business, and the markets in which we compete, including data regarding the estimated size of these markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

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

•	Our evaluation of strategic alternatives may not result in any transaction.

•	We are exposed to the credit risk of certain of our customers and distributors.

•	Unfavorable macroeconomic conditions may adversely impact our business.

•

Any inability to recruit, hire, train, and retain sales professionals, senior management and key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

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

•

Our devices and our operations are subject to extensive government regulation and oversight both in the United States of America (the "United States" or "U.S") and abroad, and our failure to comply with applicable requirements could harm our business.

•

We conduct a significant portion of our operations in Israel and therefore our business, financial condition. and results of operations may be adversely affected by political, economic and military conditions in Israel, including but not limited to, the ongoing Israel-Hamas conflict.

•

We may not be able to maintain our listing on the Nasdaq Capital Market, which could decrease the liquidity of our common stock and make it more difficult to sell our common stock in the public market.

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

Overview

Venus Concept Inc. (referred to herein, together with its subsidiaries unless the context otherwise denotes, as the “Company,” “Venus Concept,” “us,” “our,” or “we”) is an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family medicine and general practitioners and aesthetic medical spas. In the years ended December 31, 2023 and 2022, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

We have had recurring net operating losses and negative cash flows from operations. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $261.9 million and $224.1 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of December 31, 2023 and December 31, 2022, we had cash and cash equivalents of $5.4 million and $11.6 million, respectively.

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

Venus Viva®, Venus Viva® MD, Venus Legacy®, Venus Concept®, Venus Versa®, Venus Versa® Pro, Venus Fiore®, Venus Freedom™, Venus Bliss™, Venus Bliss Max™, NeoGraft®, Venus Glow™®, ARTAS®, ARTAS iX®, and AI.ME™, are trademarks of the Company and its subsidiaries. Our logo and other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the ® symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

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

We generate revenue from traditional system sales and from sales under our subscription-based business model, which is available to customers in North America and select international markets. Approximately 33% and 42% of our total system revenues were derived from our subscription model in the year ended December 31, 2023 and 2022, respectively. We currently do not offer the ARTAS iX system under the subscription model. For additional details related to our subscription model, see Item 1. Business – Subscription-Based Business Model.

As of December 31, 2023, our subscription model included an up-front fee and a monthly payment schedule, typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. To ensure that each monthly payment is made on time and that the customer’s system is serviced in accordance with the terms of the warranty, every product purchased under a subscription agreement requires a monthly activation code, which we provide to the customer upon receipt of the required monthly payment. These recurring monthly payments provide our customers with enhanced financial transparency and predictability. If economic circumstances are appropriate, we provide customers in good standing with the opportunity to “upgrade” into our newest available or alternative Venus Concept technology throughout the subscription period. This structure can provide greater flexibility than traditional equipment leases secured through financing companies. We work closely with our customers to provide business recommendations that improve the quality of service outcomes, build patient traffic and improve financial returns for the customer’s business.

On January 17, 2024, we announced the launch of Venus Prime, a structured in-house financing program which replaces the legacy subscription program for new customers in North America. Under our Venus Prime program, select customers can qualify for competitive financing rates and continue to benefit from the payment flexibility afforded by our previous subscription financing program, inclusive of a seamless upgrade program. Under Venus Prime prospective customers are screened for credit worthiness utilizing standard commercial lending practices. Customers are graded according to their risk profile and qualifying customers are offered an interest rate that is commensurate with their credit risk. A minimum down payment is required, and the interest rate is based on a simple interest formula with equal monthly payments spread over 36 months. The Venus Prime program is simple and transparent, with equal monthly payments bearing the same interest and principal amounts over the term.  Venus Prime is now available in most jurisdictions within the United States and Canada.

We have developed and received regulatory clearance for twelve novel aesthetic technology platforms, including our ARTAS and NeoGraft systems. We believe our ARTAS and NeoGraft systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market. Our medical aesthetic technology platforms have received regulatory clearance for a variety of indications, including treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains in jurisdictions around the world. In addition, our technology pipeline is focused on bringing the next generation of our successful energy-based device portfolio to market and the development of robotically assisted minimally invasive solutions for aesthetic procedures that are primarily treated by surgical intervention, including the AI.ME platform for which we received FDA 510(k) clearance for fractional skin resurfacing in December 2022.

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

As of December 31, 2023, we operated directly in 14 international markets through our 11 direct offices in the United States, Canada, United Kingdom, Japan, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the year ended December 31, 2023, and 2022 were $76.4 million and $99.5 million, respectively. We had a net loss attributable to Venus Concept of $37.2 million and $43.7 million for the year ended December 31, 2023, and 2022, respectively. We had an Adjusted EBITDA loss of $20.3 million and $25.4 million for the year ended December 31, 2023, and 2022, respectively.

Market Overview

Aesthetic Procedures

The market for aesthetic procedures is large, growing, global in scale, and comprised of both surgical and non-surgical procedures. The International Society of Aesthetic Plastic Surgery reported approximately 33.7 million cosmetic procedures worldwide in 2022. Total cosmetic procedures worldwide in 2022 was comprised of approximately 14.9 million surgical cosmetic procedures and approximately 18.8 million non-surgical cosmetic procedures. Total non-surgical procedures worldwide in 2022 included approximately 13.3 million injectable procedures – primarily neurotoxin and hyaluronic acid fillers – with the remaining 5.5 million non-surgical, non-injectable procedures worldwide in 2022 representing annual addressable procedure opportunity for our minimally invasive and non-invasive medical aesthetic technologies.

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

•

Wide acceptance of aesthetic procedures. According to the American Society for Aesthetic Plastic Surgery (“ASAPS”), in 2022, people in the U.S. spent more than $11.8 billion on combined surgical and non-surgical aesthetic procedures. The number of non-surgical procedures has increased, growing 23% from 2021 to 2022, Nonsurgical procedures were boosted by large increases in infusions, skin treatments, body contouring, and neurotoxins.

•

Broader availability of minimally and non-invasive procedures. Technological developments have resulted in the introduction of a broader range of safe, effective, easy-to-use, and low-cost minimally invasive and non-invasive aesthetic procedures, with fewer side effects. This has resulted in wider adoption of aesthetic procedures by practitioners. According to the ASAPS, nonsurgical procedures were performed more often in 2022 than surgical procedures. There has also been a market shift to less invasive hair restoration procedures such as follicular unit extraction ("FUE") surgery which, according to ISHRS, is the most common method among males (75.4%), followed by strip/linear harvesting (21.3%) and combination strip and FUE (3.3%). The most common type of procedure among female patients is also FUE (57.0%) followed by strip/linear harvesting (41.7%).

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

Our Aesthetic Technology Solutions

We have designed a suite of medical aesthetic systems that use our proprietary multipolar pulsed technology (“(MP)2” ) technology to address the limitations of existing medical aesthetic technologies and procedures. Our systems have the following characteristics:

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

Our Competitive Advantages for the Aesthetic Market

•

Expands potential market. Venus Prime, along with our legacy subscription-based model enables us to sell to both traditional and non-traditional customers without the involvement of third-party lenders, which allows us to reach many customers who choose not to purchase competitors’ aesthetic products because of the barriers associated with equipment financing.

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

•

Expansion of services. Our aesthetic systems allows customers to expand the services offered within their practices. A majority of our systems can be used to treat more than one clinical indication, and some products can be purchased as a modular platform that can be modified to match the needs of a growing aesthetic business. To the extent we are successful in receiving FDA and other clearances for additional clinical indications, the value of our modular platform technologies to customer practices may be further enhanced.

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

•

Apply robotic technologies to new applications. Our research and development teams in Israel and the United States continue to collaborate on the development of new and innovative technology solutions in the non-invasive and minimally invasive aspects of aesthetic medicine. We continue the development of robotically assisted minimally invasive solutions for aesthetic procedures that, currently, are primarily treated by surgical intervention, including the AI.ME platform for which we received FDA 510(k) clearance for fractional skin resurfacing in December 2022. Shortly thereafter, our Medical Advisory Board began evaluating several new potential clinical applications including treatment of loose skin, striae and scars. Those evaluations remain ongoing. We believe that robotics, machine vision and artificial intelligence can provide significant improvements in the execution and performance of a broad range of non-invasive and minimally invasive aesthetic procedures. We are currently investigating a number of internal development programs combining energy-based devices and robotics and partnering opportunities for the application of our robotics technologies in a wide range of aesthetic procedures.

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

•

Enhance our international operations. We have built a direct sales force through wholly owned subsidiaries in the United States, Canada, United Kingdom, Japan, Mexico, Spain, Germany, Israel, Australia and China, with a majority-owned subsidiary in Hong Kong and a strong and growing network of international distributors and strategic partners. We have implemented a strategy to bolster our sales and marketing capabilities internationally and believe we are well positioned to continue to grow our revenue from customers located outside North America.

Our Aesthetic Technologies

We use a variety of technologies that allow us to expand into non-traditional physician markets. One differentiating technology is our proprietary (MP)2 technology. Our (MP)2 technology is applicable to a wide range of non-invasive skin tightening, wrinkle reduction, body contouring, cellulite, and fat reduction, which have been cleared in the United States, Canada, and Europe. We also currently have solutions based on other technologies such as fractional ablative RF, IPL and laser technologies, affording a broader set of solution options to address key markets for hair removal, and vascular pigmented lesions, circumference reduction and fat reduction (lipolysis). As part of our strategy, our Venus Velocity, Venus Viva, Venus Viva MD, Venus Fiore, Venus Bliss, Venus Bliss Max, Venus Epileve, ARTAS and NeoGraft systems come with integrated internet of things capabilities.

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

Electrical Muscle Stimulation (EMS)

Electrical Muscular Stimulation (“EMS”) employs electrical pulses of predetermined frequencies, durations, and intensities for elicitation of healthy muscle contraction. EMS employs its cycled stimuli of muscles’ warm up contraction/relaxation of the treated area via two electrodes. We have incorporated EMS technology into Bliss Max and our upcoming LegacyMax device to create comprehensive multi-treatment body solutions.

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
Venus Versa Venus Versa Pro

Venus Versa and Versa Pro are versatile systems based on a multi-application approach. It is a modular and upgradable platform that offers the most in-demand aesthetic treatments by supporting 10 optional applicators which utilize Venus Concept’s (MP)[2], and IPL and NanoFractional RF technologies. Designed as an open platform, the Venus Versa and Versa Pro can be configured to best suit a practice’s needs with the ability to add additional applications as the practice grows or changes. Depending on the applicator, or the applicator’s sequence of use, the platform can provide multiple aesthetic solutions.

United States, EU and Canada

The Venus Versa and Versa Pro* systems are multi-application devices intended for use in aesthetic and cosmetic procedures.

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

The Venus Versa Viva applicator with 160 pin RF tip is intended for dermatological procedures requiring ablation and resurfacing of the skin. The Versa Pro system adds the Viva MD applicator for use with an 80 pin RF tip for added dermatological procedures.

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

*Venus Versa Pro is cleared in the US only.

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

United States

The Venus Fiore device (K211461) is intended for the treatment of the following medical conditions; using the Pearl, Diamond and Slim applicators for delivery of non-thermal RF combined with massage and magnetic field pulses:
• Relief of minor muscle aches and pain, relief of muscle spasm.
• Temporary improvement of local blood circulation.
• Temporary reduction in the appearance of cellulite.

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

Using the (MP)² applicator (United States only) for delivery of RF energy combined with massage and magnetic field pulses, the Venus Bliss device is intended for the treatment of the following medical conditions:

• Relief of minor muscle aches and pain, relief of muscle spasm.
• Temporary improvement of local blood circulation.
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

In addition, the Venus Bliss Max device using the FlexMAX applicators is intended for muscle conditioning to stimulate healthy muscles. The Venus Bliss Max device using the FlexMAX applicators is not intended to be used in conjunction with therapy or treatment of medical diseases or medical conditions of any kind. The Venus Bliss Max device using the FlexMAX applicators is intended to be operated by a trained professional.

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

Hair Transplant device.

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

EU

Computer assisted hair follicle harvesting, incision making and implantation system.

AI.ME	The AI.ME System is an interactive, image-guided, computer assisted system consisting of several main subsystems. These include a cart robotic arm, integrated imaging system, vacuum assembly, coring mechanism, punch assembly, and computer. The AI.ME system is a micro coring device controlled by a robot that removes skin by using a disposable punch assembly containing six (6), hollow needle punches inserted into the skin with a fixed maximum penetration depth of 3 mm to remove up to 10% of skin in the treatment area for fractional skin resurfacing.	United States Fractional skin resurfacing.

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

Venus LegacyMax

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

Other Developments

Our research and development efforts also currently include research to expand indications, broaden our offering of system applicators, advance our proprietary (MP)2 technology, add new technologies and indications, develop design improvements and new products, as well as continue to support our harvesting, site making and implantation functions for the ARTAS iX System.

Clinical Developments

We continue to invest in research and development to support our technology, marketing and post-marketing surveillance. We also have a portfolio of over 40 peer-reviewed publications and more than 20 white papers, many of which pertain to indications cleared outside of the United States to educate users in other countries and to study expanded indications in the United States. Authors for several of these publications hold stock options in Venus Concept or were paid consultants for us.

Research has shown that (MP)2 technology improves aspects of textural lesions and body contouring. The fractional RF has been shown to improve skin structure, including wrinkles, scars and striae through ablation and resurfacing. IPL technology used in the Venus Versa has shown to be versatile and effective for treating vascular and pigmented lesions, acne and rosacea. Our diode laser technology has been shown to be effective for lipolysis and reduction of fat layer thickness, as well as efficiently effecting hair reduction/removal. Additionally, the Venus Fiore device has demonstrated ability to improve symptoms related to vaginal atrophy.

We have a number of ongoing clinical trials covering both new technologies and the development of expanded indications for existing technology. Clinical trials are conducted frequently to develop new technologies and applications and support existing technologies and applications and their respective enhancements and upgrades.

Sales and Marketing

We market and sell our products and services to the traditional medical aesthetic market including plastic surgeons and dermatologists, as well as to a broad base of non-traditional physician markets, including general and family practitioners and aesthetic medical spas.

Direct Sales

We currently provide our new Venus Prime financing model and traditional sales model, and associated marketing support programs in the United States and Canada. We provide our legacy subscription model and traditional sales model, as well as the associated marketing support programs through our wholly owned subsidiaries in Japan, Mexico, Spain, Germany, Israel, Australia, and China as well as through Venus Concept’s majority-owned subsidiary in Hong Kong.

Direct sales force

In the United States and select international markets, we use our direct sales force to sell our systems and other products and services. As of December 31, 2023, we had a direct sales and marketing team of approximately 92 employees, managed by one Executive Vice President, Global Sales and Marketing, three Vice Presidents of Sales for various international markets and one Vice President of Global Marketing and Product Management. We plan to continue to focus our direct sales efforts in the North America market and continue to evaluate and optimize our use of direct and distributor resources in our international markets.

Distributors

In countries where we do not operate directly, we sell our products through distributors. As of December 31, 2023, we had distribution agreements in over 60 countries. We enter into both exclusive and non-exclusive distribution agreements, which generally provide the distributor with a right to distribute certain of our products within a designated territory. Each agreement sets forth the minimum quarterly purchase commitments and if the distributor fails to meet its minimum purchase commitments, we have the ability to either convert any exclusive distribution rights to non-exclusive rights during the then-remaining term or terminate the agreement. To provide more comprehensive customer support, these agreements require our distributors to provide after sales service to customers, such as training and technical support, and various marketing activities, such as preparing and executing marketing plans and working with key market leaders in the designated territory to promote the product.

Marketing and Branding Programs

We are focused on, and invest heavily in, direct-to-consumer marketing initiatives to increase awareness of our products and services. We believe our marketing activities are both cost effective and critical in supporting the continued growth and development of our business. As of December 31, 2023, we had a Vice President of Global Marketing and Product Management, with regional marketing support in select countries. We have an internal team of digital marketing, brand, marketing operations and events specialists that support North America and our regional markets.

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

Manufacturing and Quality Assurance

We have our own research and development centers in Yokneam, Israel, and San Jose, California and use two ISO-certified contract manufacturers in Karmiel, Israel, and Mazet, France. We assemble the ARTAS System in San Jose, California, while reusable and disposable kits are assembled exclusively for us by NPI Solutions, Inc. (“NPI”) based in Morgan Hill, California.

We work closely with our manufacturers and perform final quality control testing using our own employees stationed in the manufacturing facilities around the world. Having over 85% of the production of our systems in close proximity to our research and development and operations facilities enables us to control the entire process from product development through manufacturing and final testing, and to provide advanced, high-quality systems as well as the flexibility to create customized solutions for our customers.

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

Intellectual Property

Portfolio

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2023, our patent portfolio is comprised of:

•

16 issued U.S. patents which cover our (MP)[2], fractional RF and Ai.ME, Directional Skin Tightening technology (including cellulite treatments) that are associated with six different patent families (the earliest of which will expire in 2028), 4 pending U.S. patent applications, 27 issued foreign counterpart patents, and 15 pending foreign counterpart patent applications (including PCT pending applications);

•	5 issued foreign patents covering the NeoGraft system and its methods of use (the earliest of which expired in 2022); and
•

91 issued U.S. patents primarily covering the ARTAS System and methods of use (the earliest of which expire in 2025, 1 pending U.S. patent applications, 159 issued foreign counterpart patents, and 5 pending foreign counterpart patent applications.

As of December 31, 2023, our trademark portfolio included the following trademark registrations, pending trademark applications or common law trademark rights, among others: MP2®, Tribella®, Vero Hair®, NANOFRACTIONAL RF®, Venus Viva®, Venus Legacy®, Venus Concept®, Venus Versa®, Venus Bliss™, Venus Bliss Max™, NeoGraft®, ARTAS®, ARTAS iX®, Aesthetic Intelligence™ and AI.ME™. We continue to file new trademark applications in many countries to protect our current and future products and related slogans.

License Agreement with HSC Development LLC and James A. Harris, MD

In July 2006, we entered into a license agreement (the “HSC License Agreement”) HSC Development LLC ("HSC”), and James A. Harris, M.D., as amended, pursuant to which we received an exclusive, worldwide license to develop, manufacture and commercialize products covered by any of the licensed patent rights or that incorporate the licensed technology in the field of performance of hair removal and implantation, including transplantation, procedures using a computer controlled system in which a needle or other device carried on a mechanized arm is oriented to a follicular unit for extraction of same, or to an implant site for implantation of a follicular unit, or some combination thereof. Under the HSC License Agreement, we developed the ARTAS System to be utilized as a robotic system to assist a physician in performing hair restoration procedures. In consideration for the license, we issued to HSC 25,000 shares of our common stock, prior to the Company’s 1-for-10 and 1-for-15 reverse stock splits, and paid HSC a one-time payment of $25,000. The license grant is perpetual, and the license agreement does not provide a right for HSC or Dr. Harris to terminate the HSC License Agreement. The licensed patents cover, in general, a method and device for the extraction of follicular units from a donor area on a patient. The method includes scoring the outer skin layers with a sharp punch, and then inserting a blunt punch into the incision to separate the hair follicle from the surrounding tissue and fatty layer. The method and device significantly decrease the amount of follicular transection and increase the rate at which follicular units can be extracted. There are other embodiments not herein disclosed. The licensed patents will expire from 2025 through 2030.

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

Employees

As of December 31, 2023, we had a total of 304 full-time employees. Of the total number of employees, 130 were based in the United States, 65 based in Canada, 37 based in Israel, and 72 in the rest of the world. Of the total number of full-time employees as of December 31, 2023, approximately 79 were direct sales representatives and sales management.

Corporate Information

We were founded on November 22, 2002 as a Delaware corporation. Our principal executive offices are located at 235 Yorkland Blvd., Suite 900, Toronto, Ontario M2J 4Y8, Canada and our telephone number is (877) 848-8430. You may find our website at www.venus.ai electronic copies of the Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such filings are placed on our website as soon as reasonably practicable after they are filed with the SEC. Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Business Conduct and Ethics and our Anti-Corruption Policy are available on our website as well. Any waiver of our Code of Business Conduct and Ethics may be made only by the Board of Directors of the Company (the "Board"). Any waiver of our Code of Business Conduct and Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable regulation. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report. We have included our website address as an inactive textual reference only.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the SEC. Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov.edgar and on our website under the “Investor Relations” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to Our Business

Our evaluation of strategic alternatives may not result in any transaction.

Our ability to execute the current business plan depends on our ability to obtain additional support via a strategic transaction or a series of strategic transactions. The process of exploring strategic alternatives is time-consuming, and our Board has not set a timetable for the conclusion of its review of strategic alternatives. Our review of strategic options and alternatives could result in, among other things, a sale, merger, reverse merger, consolidation or business combination, asset divestiture, partnering, licensing or other collaboration agreements, or potential acquisitions, recapitalizations or restructurings, or in one or more transactions. There can be no assurance that the exploration of strategic alternatives is the correct strategy to pursue or that it will result in the identification or consummation of any transaction or, if consummated, the terms and conditions of any such transaction. Certain potential strategic transaction alternatives, if available and achieved, could result in substantial dilution to existing stockholders and have a material adverse effect on the market price of our common stock.

Additionally, there can be no assurance that we will have sufficient capital resources to fund any strategic transaction, if available. If we raise additional funds through the issuance of equity securities, including as part of a strategic transaction, it could result in substantial dilution to our existing stockholders, increased fixed payment obligations, and any issued securities may have rights senior to those of our shares of common stock.

We offer credit terms to some qualified customers and distributors. In the event that a customer or distributor defaults on the amounts payable to us, our financial results may be adversely affected.

For the year ended December 31, 2023 and 2022, approximately 33% and 42% of our system revenues were derived from our subscription-based model. Under our legacy subscription model, we collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. We cannot provide any assurance that the financial position of customers purchasing products and services under a Venus Prime or subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under the Venus Prime or subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

In addition to Venus Prime and our legacy subscription-based model, we generally offer credit terms of 30 to 90 days to qualified customers and distributors. In the event that there is a default by any of the customers or distributors to whom we have provided credit terms, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our future results of operations and cash flows.

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

The Company has recurring net operating losses and negative cash flows from operations. As of December 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $261,903 and $224,105, respectively, though, the Company was in compliance with all required covenants as of December 31, 2023, and December 31, 2022. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the audited consolidated financial statements are issued. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

Global supply chain disruption and inflation may have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains manufacturing operations at its facilities in San Jose, California and Yokneam, Israel. We depend on third-party suppliers and manufacturers to produce components and provide raw materials used to manufacture our products. The disruptions to the global economy in 2022 and 2023 impeded global supply chains and resulted in longer lead times and increased component costs and freight expenses. As a result, our suppliers or manufacturers may not have the materials, capacity, or capability to timely manufacture our products and alternative suppliers or manufacturers may not be readily available or cost efficient, which would negatively affect our results of operations. Despite the actions the Company has undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on its business, financial condition, and results of operations.

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

For additional details of the MSLP Loan Agreement, the related agreements and the covenants to which we are subject, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 “Main Street Term Loan” to the consolidated financial statements included elsewhere in this Annual Report.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements, as well as seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of December 31, 2023, we had capital resources consisting of cash and cash equivalents of approximately $5.4 million. Further, in order to grow our business and increase revenues, we will need to introduce and commercialize new products, maintain an effective sales and marketing force, and implement new software systems. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of our systems, supporting our sales and marketing efforts, and continuing research and development and product enhancements activities. We will have to increase our revenues while effectively managing our expenses in order to achieve profitability and to sustain it. Our operating expenses may fluctuate significantly in the future because of a variety of factors, many of which are outside of our control. Our failure to control expenses could make it difficult to achieve profitability or to sustain profitability in the future.

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

While we believe that the net proceeds from our recent and announced financing activities, our recent initiatives in pursuing strategic alternatives, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, we may need to raise additional capital through public or private equity or debt financings or other sources, such as strategic collaborations sooner than expected or otherwise implement additional cost-saving initiatives. Any such financing may result in dilution to stockholders, the issuance of securities that may have rights, preferences, or privileges senior to those of holders of our common stock, the imposition of more burdensome debt covenants and repayment obligations, the licensing of rights to our technology or other restrictions that may affect our business. In addition, we may seek additional capital if favorable market conditions exist or given other strategic considerations even if we believe we have sufficient capital to fund our current or future operating plans.

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

In the years ended December 31, 2023 and 2022, 65% and 62%, respectively, of our global revenues were denominated in U.S. dollars and our reporting currency was the U.S. dollar. We pay a meaningful portion of our expenses in New Israeli Shekels (“NIS”), Canadian Dollars (“CAD”), and other foreign currencies. Expenses in NIS and CAD accounted for 26% and 16%, respectively, of our expenses for the year ended December 31, 2023, and 27% and 15%, respectively, of our expenses for the year ended December 31, 2022. Salaries paid to our employees, general and administrative expenses and general sales and related expenses are paid in many different currencies. As a result, we are exposed to the currency fluctuation risks relating to the denomination of its future revenues in U.S. dollars. More specifically, if the U.S. dollar devalues against the CAD or the NIS, our CAD and NIS denominated expenses will be greater than anticipated when reported in U.S. dollars. Inflation in Israel compounds the adverse impact of such devaluation by further increasing the amount of our Israeli expenses. Israeli inflation may also in the future outweigh the positive effect of any appreciation of the U.S. dollar relative to the CAD and the NIS, if, and to the extent that, it outpaces such appreciation or precedes such appreciation. We generally do not engage in currency hedging to protect the Company from fluctuations in the exchange rates of the CAD, NIS, and other foreign currencies in relation to the U.S. dollar (and/or from inflation of such foreign currencies), and we may be exposed to material adverse effects from such movements. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the U.S. dollar or any other currency against the NIS or CAD.

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

In addition to our direct sales and marketing forces, we currently depend on third-party distributors to sell, market, and service our systems in certain markets outside of North America and to train our customers in these markets. For the years ended December 31, 2023 and 2022, we generated 8% and 10%, respectively, of our systems revenues from sales made through third-party distributors. Our agreements with third-party distributors set forth minimum quarterly purchase commitments required for each distributor and provide the distributor the right to distribute our systems within a designated territory. If we continue to expand into new markets outside of North America, we will need to engage additional third-party distributors which exposes us to a number of risks, including:

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

We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to hire, effectively train, manage, improve the productivity of, and retain our sales professionals, our business may be harmed, which could impair our future revenue and profitability.

Our success depends on our ability to hire, train, manage, retain and improve the productivity levels of its sales professionals worldwide. Competition for sales professionals who are familiar with, and trained to sell in, the aesthetic equipment market continues to be robust. As a result, we occasionally lose our sales professionals to competitors.

Any measures we implement in an effort to recruit, train, manage and retain our sales professionals, strengthen their relationships with core market physicians, and improve their productivity may not be successful and may instead contribute to instability in our operations, increase the number of additional departures from our sales organization, or further reduce our revenue and harm our business. If we are not able to improve the productivity and retention of our sales professionals, then our total revenue, profitability and stock price may be adversely impacted.

We depend on senior management and key employees to operate our business. Changes to management or the inability to recruit, hire, train and retain qualified personnel, could harm our ability to successfully manage, develop and expand our business, which could impair our future revenue and profitability.

Our success depends on the skills, experience and efforts of our senior management and other key employees, the majority of whom are employed on an “at will” basis. The loss of any of our senior management and other key employees could weaken our management expertise and harm our business, and it may not be able to find adequate replacements on a timely basis, or at all. Any of our senior management and other key employees may terminate their employment at any time, with or without notice and their knowledge of our business and industry may be difficult to replace.

We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies and universities. The loss of, or our inability to attract, train and retain qualified personnel could harm our business and our ability to compete and become profitable.

Economic and other risks associated with international sales and operations could adversely affect our business.

Sales in markets outside of the United States accounted for approximately 43% of our revenue for the year ended December 31, 2023 and 48% of our revenue for the year ended December 31, 2022. In addition, the majority of our research and development activities and the manufacture of our systems are located outside of the United States. As a result of our international business, we are subject to a number of risks, including:

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

We rely on third-party contract manufacturers in Karmiel, Israel, Mazet, France, and San Jose, California for the manufacture of the majority of our systems. Other than with respect to the ARTAS iX System and diode stacks for certain of our devices, the majority of the components used in our systems are available off the shelf and we do not rely on any single supplier, and as a result we do not have any long-term supply agreements for these components. Our reliance on third-party contract manufacturers and suppliers involves a number of risks, including, among other things:

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

We maintain manufacturing operations at its facilities in San Jose, California and Yokneam, Israel. We rely on third-party suppliers and manufacturers in various countries to produce components and provide raw materials used in the manufacturing of our products. The lingering effects on the global supply chain brought about by the COVID-19 pandemic has resulted in both worldwide shortage of raw materials and goods required for manufacturing of our products. Therefore, our third-party suppliers and manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications and we may need to seek alternate supply and/or manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations.

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

We have obtained and maintained our existing patents, sought to diligently prosecute our existing patent applications, and sought to file patent applications and obtain additional patents and other intellectual property rights to restrict the ability of others to market products that compete with our current and future products. As of December 31, 2023, the Company’s patent portfolio was comprised of 16 issued U.S. patents, 4 pending U.S. patent applications, 27 issued foreign counterpart patents, and 15 pending foreign counterpart patent applications relating to the (MP)2, fractional RF and Ai.ME, and Directional Skin Tightening technology (including cellulite treatments), 5 issued foreign patents covering the NeoGraft system and its methods of use, and 91 issued U.S. patents, 1 pending U.S. patent applications, 159 issued foreign counterpart patents, and 5 pending foreign counterpart patent applications relating to the ARTAS System and methods of use. However, patents may not be issued on any pending or future patent applications we file, the claims that issue may provide limited or no coverage of its products and technologies, and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable at any time. We may choose to not apply for patent protection or may fail to apply for patent protection on important technologies or product candidates in a timely fashion. In addition, we may be unable to obtain patents necessary to protect our technology or products due to prior uses of or claims to similar processes or systems by third parties, or to blocking intellectual property owned by third parties. Even though we have issued patents, and even if additional patents are issued to us in the future, they may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to prevent competitors from using similar technology or marketing similar products, or limit the length of time our technologies and products have patent protection. Also, even if our existing and future patents are determined to be valid and enforceable, they may not be drafted or interpreted broadly enough to prevent others from marketing products and services similar to ours, by easily designing products around our patents or otherwise developing competing products or technologies. In addition, the ownership or inventorship of one or more of our patents and patent applications may be challenged by one or more parties in one or more jurisdictions, including in a patent interference or a derivation proceeding in the United States Patent and Trademark Office (“USPTO”), or a similar foreign governmental agency or during the course of a litigation. If a competitor were able to successfully design around our patents, we may not be able to block such competition, and furthermore the competitor’s products may be more effective or commercially successful than its products. In addition, our current patents will eventually expire, or they may otherwise cease to provide meaningful competitive advantage, and we may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage or avoid other adverse effects on our business.

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

As a result of the Israeli security cabinet’s decision to declare war against Hamas, Israeli reservists have been drafted to perform immediate military service. Certain of our employees and consultants in Israel, in addition to employees of our service providers located in Israel, have been called for service in the current war with Hamas as of the date of this Annual Report, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which may materially and adversely affect our business and results of operations. Additionally, the absence of employees of our Israeli suppliers and contract manufacturers due to their military service in the current war or future wars or other armed conflicts may disrupt their operations, in which event our ability to deliver products to customers may be materially and adversely affected.

Risks Related to Our Common Stock

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

On July 17, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Equity Requirement (the "Plan"). On July 28, 2023, Nasdaq granted us an extension until November 27, 2023 to evidence compliance with the Minimum Equity Requirement, conditioned upon our achievement of certain milestones as set forth in the Plan.

On November 28, 2023, the Company received a written notice from the Nasdaq Staff which described its determination that the Company had not regained compliance with the Minimum Equity Requirement within the Plan period. As a result, the Nasdaq Staff advised the Company that its securities will be delisted at the opening of business on December 7, 2023, unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the "Panel”).

On December 5, 2023, the Company timely requested a hearing before the Panel. The hearing was held on March 5, 2024, staying any delisting pending the issuance of the Panel’s decision.

On March 20, 2024, the Company received a decision from the Panel granting its request for continued listing on the Nasdaq Capital Market, subject to the Company demonstrating compliance with Nasdaq Listing Rule 5550(b) on or before May 28, 2024, and certain other conditions. If our common stock ultimately is delisted, our shareholders could face significant adverse consequences, including:

•	limited availability or market quotations for our common stock;

•	reduced liquidity of our common stock;

•

determination that shares of our common stock are “penny stock”, which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stocks;

•	limited amount of news analysts’ coverage of us; and

•	decreased ability for us to issue additional equity securities or obtain additional equity or debt financing in the future.

The market price of our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of the Company’s common stock to fluctuate include:

•

uncertainties relating to potential strategic alternatives or any strategic transaction, including actual or perceived adverse developments in this process or the announcement or pendency of any such transaction;

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

As of December 31, 2023, our executive officers, directors and certain of our shareholders who are affiliated with our directors, in the aggregate, beneficially own approximately 45% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, if they choose to act together, these persons would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. This process is supported by both management and our Board. As such, we are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. While we have not, as of the date of this Annual Report, experienced a “cybersecurity threat” (as defined in Item 106(a) of Regulation S-K) or “cybersecurity incident” (as defined in Item 106(a) of Regulation S-K) that has materially affected or was reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition, there can be no guarantee that we will not experience such a cybersecurity threat or cybersecurity incident in the future. Such threats or incidents, whether or not successful, could result in us incurring significant costs related to rebuilding our internal systems, writing down inventory value, implementing additional threat protection measures, providing modifications or replacements to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as potentially incurring significant reputational harm. In addition, these cybersecurity threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. Our cybersecurity program is designed to detect and investigate cybersecurity threats against our network, products, and services, and to prevent their occurrence and recurrence through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown cybersecurity threats. In some instances, we, our suppliers and our customers can be unaware of a cybersecurity threat or cybersecurity incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm.

We aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity program focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is assessed periodically by independent third-party auditors. We have processes in place to assess, identify, manage, and address material cybersecurity threats and cybersecurity incidents. These include, among other things: ongoing security awareness training for our employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools. We actively engage with industry groups for benchmarking and awareness of best practices. We monitor potential cybersecurity threats that are internally discovered or externally reported to us that may affect our business and have processes to assess those issues for potential cybersecurity impact or risk. We also have a process in place to manage cybersecurity risks associated with third-party service providers. All transactions with third parties are conducted through secure gateways with access being controlled solely by the Company.

We describe how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in Item 1A. Risk Factors – Security breaches and other disruptions could compromise our information and expose us to liability of this Annual Report.

Cybersecurity Governance

Management's Role

Our Director, Information Technology (the “DIT”) and General Counsel have primary responsibility for assessing and managing material cybersecurity risks and are members of management’s IT Steering Committee, which is comprised of a cross-functional team that consists, in part, of the executive team and certain members of the senior leadership team (the “Steering Committee”), which is a committee that drives alignment on information technology security decisions across the Company. The Steering Committee meets quarterly, or more frequently as determined to be necessary or advisable, to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Steering Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies. The Steering Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed from members of the Information Technology team. Once the Steering Committee has considered this information and recommended a course of action, senior executives provide the Board with updates concerning cybersecurity risks and the Company's cybersecurity strategies and objectives.

Our DIT has served in various roles in information technology and information security for over 20 years, delivering and managing complex information technology systems including the cybersecurity function for governments, industry leaders and public companies. Our DIT holds an undergraduate degree from Tel Aviv University and a postgraduate degree from the London School of Economics. Our General Counsel has over 13 years of experience managing risks, including risks arising from cybersecurity threats, at other publicly traded companies.

Board Oversight

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Board has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. The Board is assisted by the Audit Committee, which is responsible for the oversight of risks from cybersecurity threats and regularly reviews our Company’s risk matrices, including cybersecurity, with management and reports to the Board. Cybersecurity reviews by the Audit Committee or the Board generally occur at least annually, or more frequently as determined to be necessary or advisable. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. As noted above, if a significant cybersecurity incident occurs, the Steering Committee will report same promptly to the Board on an ad hoc and as-needed basis. Otherwise, management reports cybersecurity risks and developments to the Board quarterly.

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

We also have offices and a research and development center located at 1 Hamelacha Street, Yokne’am Illit 2069200, Israel. We lease these facilities pursuant to a lease agreement that expires on September 30, 2024, with an option to extend the term for an additional 24 months. These facilities consist of approximately 530 square meters of total space.

We believe that our existing facilities are sufficient to meet our current needs.

Item 3.	Legal Proceedings.

As of December 31, 2023, the Company was not party to any material active or pending legal proceedings.

We may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “VERO”.

Holders

As of March 27, 2024, there were 88 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family medicine, general practitioners and aesthetic medical spas. In 2023 and 2022, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets. As we grow our ARTAS hair restoration business and expand robotics offerings through the AI.ME™ platform we expect our penetration into the core practices of dermatology and plastic surgery to increase.

We have had recurring net operating losses and negative cash flows from operations. As of December 31, 2023 and 2022, we had an accumulated deficit of $261.9 million and $224.1 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of December 31, 2023 and 2022, we had cash and cash equivalents of $5.4 million and $11.6 million, respectively.

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

On January 24, 2024, the Company announced that the Board has authorized the review of the strategic alternatives with a goal of enhancing stockholder value. There is no set timetable for the strategic review process and there can be no assurance that such review will result in any transaction or other alternative or the terms and conditions of any transaction or other alternative.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into a purchase agreement (the "Equity Purchase Agreement") with Lincoln Park Capital Fund LLC ("Lincoln Park") which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale was based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. Concurrently with entering into the Equity Purchase Agreement, we also entered into the Registration Rights Agreement. During the year ended December 31, 2022, we sold to Lincoln Park 0.03 million shares of our common stock under the Equity Purchase Agreement, at which point this agreement expired. The net cash proceeds from shares issuance as of December 31, 2022 were $0.3 million. The Equity Purchase Agreement expired on July 1, 2022.

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Subsequent to execution of the 2022 LPC Purchase Agreement the Company issued 0.43 million shares of common stock to Lincoln Park at an average price of $4.54 per share, for a total value of $1.97 million through December 31, 2022. During the twelve months ended December 31, 2023, the Company issued an additional 0.34 million shares of common stock to Lincoln Park at an average price of $3.23 per share, for a total value of $1.1 million. For additional information regarding the 2022 LPC Purchase Agreement, see Note 14 “Stockholders Equity” in the notes to our audited consolidated financial statements included elsewhere in this report.

The 2021 Private Placement

On December 15, 2021, we entered into a securities purchase agreement pursuant to which we issued and sold to certain investors an aggregate of 653,894 shares of our common stock and 252,717 shares of our Non-Voting Preferred Stock (the “2021 Private Placement”). The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2021 Private Placement transaction are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report. These Non-Voting Preferred Stock shares were subsequently converted to common stock upon issuance of the 2022 Private Placement described below.

The 2022 Private Placement

On November 18, 2022, we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 116,668 shares of our common stock and 3,185,000 shares of our Voting Preferred Stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2022 Private Placement transaction are discussed in Note 14 "Stockholders'Equity" in the notes to our consolidated financial statements included elsewhere in this report.

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

On October 20, 2023, the Company and the 2023 Investors consummated the Fourth Placement under the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 502,513 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million.

The Company expects to use the proceeds of the Placements, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transaction are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

Series X Convertible Preferred Stock

On October 4, 2023, the Company entered into an Exchange Agreement (the "2023 Exchange Agreement") with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26,695,110.58 in aggregate principal amount outstanding under the Notes for (i) $22,791,748.32 in aggregate principal amount of new secured convertible notes of the Company and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock." The transaction is discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

Products and Services

We derive revenue from the sale of products and services. Product revenue includes revenue from the following:

•	the sale, including traditional sales, Venus Prime and legacy subscription-based sales, of systems, inclusive of the main console and applicators/handpieces (referred to as system revenue);

•	marketing supplies and kits;

•	consumables and disposables

•	service revenue; and

•	replacement applicators/handpieces.

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

We generate revenue from traditional system sales and from sales under our subscription-based business model, which is available to customers in North America and select international markets. Approximately 33% and 42% of our aesthetic revenues were derived from our subscription model in the year ended December 31, 2023 and 2022, respectively. We currently do not offer the ARTAS iX system under the subscription model. For additional details related to our subscription model, see Item 1. Business – Subscription-Based Business Model and as included elsewhere in this report.

In January 2024, the Company launched its new Venus Prime program which is a structured in-house financing program replacing its legacy subscription program for customers in North America. Under our Venus Prime program, select customers can qualify for competitive financing rates and continue to benefit from the payment flexibility afforded by our previous subscription financing program when purchasing our aesthetic medical devices, as well as a seamless technology upgrade program made available to our customers in years 2 and 3 of ownership.

Like our legacy subscription model, Venus Prime includes an up-front fee and a monthly payment schedule, typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. To ensure that each monthly payment is made on time and that the customer’s system is serviced in accordance with the terms of the warranty, every product purchased under Venus Prime requires a monthly activation code, which we provide to the customer upon receipt of the monthly payment. These recurring monthly payments provide our customers with enhanced financial transparency and predictability. This structure can provide greater flexibility than traditional equipment leases secured through financing companies. We work closely with our customers to provide business recommendations that improve the quality-of-service outcomes, build patient traffic and improve financial returns for the customer’s business.

We have developed and received regulatory clearance for 12 novel aesthetic technology platforms, including our ARTAS and NeoGraft systems. We believe our ARTAS and NeoGraft systems are complementary and give us a hair restoration product offering that can serve a broad segment of the market. Our medical aesthetic technology platforms have received regulatory clearance for a variety of indications, including treatment of facial wrinkles in certain skin types, temporary reduction of appearance of cellulite, non-invasive fat reduction (lipolysis) in the abdomen and flanks for certain body types and relief of minor muscle aches and pains in jurisdictions around the world. In addition, our technology pipeline is heavily focused on improving and enhancing our current technologies, products, and services and the development of robotically assisted minimally invasive solutions for aesthetic procedures that are primarily treated by surgical intervention, including the AI.ME platform for which we received FDA 510(k) clearance for fractional skin resurfacing in December 2022.

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

As of December 31, 2023, we operated directly in 14 international markets through our 11 direct offices in the United States, Canada, United Kingdom, Japan, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the year ended December 31, 2023, and 2022 were $76.4 million and $99.5 million, respectively. We had a net loss attributable to the Company of $37.2 million and $43.7 million in the year ended December 31, 2023, and 2022, respectively. We had an Adjusted EBITDA loss of $20.3 million and $25.4 million for the year ended December 31, 2023, and 2022, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the years presented:

Venus Concept Inc.

Reconciliation of Net loss to Non-GAAP Adjusted EBITDA

	Year Ended, December 31,
	2023	2022
Reconciliation of net loss to adjusted EBITDA	(in thousands)
Net loss	$(37,050)	$(43,584)
Foreign exchange (gain) loss	(295)	3,387
Loss on disposal of subsidiaries	174	1,482
Loss on debt extinguishment	2,040	—
Finance expenses	6,893	4,561
Income tax benefit	(71)	(722)
Depreciation and amortization	4,115	4,463
Stock-based compensation expense	1,569	2,104
Inventory provision (1)	—	1,388
Other adjustments (2)	2,362	1,544
Adjusted EBITDA	$(20,263)	$(25,377)

(1) For the year ended December 31, 2022, the inventory provision represents a strategic review of our product offerings which culminated in a decision to discontinue production and sale of certain models and component parts, resulting in an inventory adjustment of $1.4 million.

(2) For the year ended December 31, 2023, the other adjustments of $2.4 million primarily represent restructuring activities designed to improve the Company's operations and cost structure. For the year ended December 31, 2022, the other adjustments are represented by severance payments associated with a workforce reduction in Venus Spain and Venus Canada of $0.8 million and restructuring plan payments of $0.7 million.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Year Ended December 31,
	2023	2022
United States	412	438
International	758	1,134
Total systems delivered	1,170	1,572

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

In the years ended December 31, 2023 and 2022, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for expected credit losses for estimated losses that may primarily arise from subscription customers that are unable to make the remaining payments required under their subscription agreements. We continue to focus our selling efforts on cash sales and subscription customers with a stronger credit profile, thereby reducing our exposure to credit losses. During the year ended December 31, 2023, our collections results were favorably impacted by the above noted changes, resulting in a significant reduction in bad debt expenses by $5.9 million when compared to the year ended December 31, 2022. In addition, we decreased the allowance for expected credit losses as a percentage of gross outstanding accounts receivable from the period ended December 31, 2022 to the period ended December 31, 2023.

In the year ended December 31, 2023, we incurred bad debt expense of $1.4 million compared to a bad debt expense of $7.3 million in the year ended December 31, 2022. As of December 31, 2023, our allowance for expected credit losses stands at $7.4 million which represents 15.5% of the gross outstanding accounts receivable as of this date.

Outlook

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruption, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and a challenging growth environment. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted. The bulk of the revenue decline in the year ended December 31, 2023 was due to an acceleration of our international strategy to wind down underperforming countries as we transition to third party distributors and our shift to prioritize cash deals over subscription deals in order to improve cash generation. We continue to focus on quality of revenue and despite the revenue decline, our cash used in operations was $14.1 million lower than the same period in 2022. We remain focused on adapting to the challenges presented by the current macro-economic environment.

Israel – Hamas conflict. Following the October 7, 2023 attack by Hamas on Israeli citizens and the declaration of war that followed, we have taken steps to mitigate exposure to risks related to our Israeli operations, the risks of which are further described in Item 1A. Risk Factors – Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may adversely affect our operations and limit our ability to manage and market our products, which could lead to a decrease in revenues and Item 1A. Risk Factors – Our operations may be disrupted because of the obligation of Israeli citizens to perform military service of this Annual Report. These efforts include but are not limited to, working with our contract manufacturers to accelerate inventory build, contingency planning with respect to alternative manufacturing sites within their network, and relocating larger amounts of finished goods to warehouses in North America to protect our ability to distribute products. Alongside the Company's continuity plan, we maintain daily contact with our employees in Israel and have instituted a wellness program designed to provide access to healthcare practitioners/consultants for short term counselling for colleagues and family members in order to provide assistance during the conflict.

Supply chain. We did not experience significant supply issues during the year ended December 31, 2023 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and build inventory of key component parts. We anticipate some supply challenges in 2024, due to geopolitical disruption in the middle east impacting shipping lanes, deliveries of materials and component parts, impacting production lead times that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which we expect to continue into 2024. We expect to mitigate such pressures, where possible, through price increases and margin management.

Global Economic conditions. General global economic downturns and macroeconomic trends, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, and economic slowdowns, have resulted and may continue to result in unfavorable conditions that negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2023. While inflation rates in the U.S., as well as in other countries in which we operate, are showing signs of moderation, they are expected to continue at elevated levels for the near-term, impacting our cost of sales as well as selling, general and administrative expenses. In addition, the Federal Reserve in the U.S. and other central banks in various countries have yet to decrease interest rates in response to concerns about inflation. Higher interest and inflation rates have resulted in recessionary pressures in many parts of the world and have had and may continue to have the effect of further increasing economic uncertainty and heightening these risks.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. While the continued post-pandemic recovery remains challenging due to the coexistence of high inflation and high interest rates, we continue to evaluate our direct operations, particularly those outside of North America.

Accounts receivable collections. We remain fully focused on our revised credit screening practices and thereby reducing bad debt expenses. As of December 31, 2023, our allowance for expected credit losses stands at $7.4 million, which represents 15.5% of the gross outstanding accounts receivable as of that date. This represents a decrease of $6.2 million from our December 31, 2022 allowance for expected credit losses balance of $13.6 million.

Foreign Exchange fluctuations. We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in NIS, Euro, CAD, British pound, Australian dollar, Chinese renminbi, Hong Kong dollar, Japanese yen, Argentina peso, Colombian peso, and Mexican peso. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. We do not hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS kits, Viva tips, other consumables, marketing supplies, and (3) service revenue from our extended warranty service contracts provided to existing customers.

System Revenue

For the years ended December 31, 2023 and 2022, approximately 33% and 42%, respectively, of our total system revenues were derived from our subscription model. The relative decrease in subscription revenues in 2023 is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the years ended December 31, 2023 and 2022, approximately 59% and 47%, respectively, of our total system revenues were derived from traditional sales. The increased focus on traditional sales is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity.

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

For the years ended December 31, 2023 and 2022, approximately 8% and 10% of our total system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, and are accounted for using the sell-in method.

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

Finance Expenses

Finance expenses consists of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 8.71% for the MSLP Loan and 14.03% for the Notes as of December 31, 2023 and 7.39% for the MSLP Loan and 8.0% for the Notes as of December 31, 2022.

Foreign Exchange (Gain) Loss

Foreign currency exchange (gain) loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Income Tax Benefit

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

Income tax benefit is recognized based on the actual taxable income or loss incurred during the year ended December 31, 2023.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the years indicated:

	Year Ended December 31,
	2023	2022
Consolidated Statements of Loss:	(dollars in thousands)
Revenues:
Leases	$20,504	$35,267
Products and services	55,850	64,230
Total revenue	76,354	99,497
Cost of goods sold	24,187	33,526
Gross profit	52,167	65,971
Operating expenses:
Sales and marketing	31,231	40,276
General and administrative	41,048	49,618
Research and development	8,197	10,953
Total operating expenses	80,476	100,847
Loss from operations	(28,309)	(34,876)
Other expenses:
Foreign exchange (gain) loss	(295)	3,387
Finance expenses	6,893	4,561
Loss on disposal of subsidiaries	174	1,482
Loss on debt extinguishment	2,040	—
Loss before income taxes	(37,121)	(44,306)
Income tax benefit	(71)	(722)
Net loss	$(37,050)	$(43,584)
Net loss attributable to the Company	(37,250)	(43,700)
Net income attributable to noncontrolling interest	200	116
As a % of revenue:
Revenues	100%	100%
Cost of goods sold	31.7	33.7
Gross profit	68.3	66.3
Operating expenses:
Selling and marketing	40.9	40.5
General and administrative	53.8	49.9
Research and development	10.7	11.0
Total operating expenses	105.4	101.4
Loss from operations	(37.1)	(35.1)
Foreign exchange (gain) loss	(0.4)	3.4
Finance expenses	8.9	4.6
Loss on disposal of subsidiaries	0.1	1.5
Loss on debt extinguishment	2.7	—
Loss before income taxes	(48.6)	(44.5)

The following tables set forth our revenue by region and by product type for the years indicated:

	Year Ended December 31,
Revenues by region:	2023	2022
United States	$43,454	$52,101
International	32,900	47,396
Total revenue	$76,354	$99,497

	Year Ended December 31,
	2023	2022
Revenues by product:	(in thousands)
Subscription—Systems	$20,504	$35,267
Products—Systems	41,874	47,906
Products—Other(1)	10,563	13,316
Services (2)	3,413	3,008
Total revenue	$76,354	$99,497

(1)	Products-Other include ARTAS procedure kits, Viva tips, Glide and other consumables.
(2)	Services include extended warranty sales.

Comparison of the Years Ended December 31, 2023 and 2022

Revenues

	Year Ended December 31,
	2023		2022		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$20,504	26.9	$35,267	35.5	$(14,763)	(41.9)
Products—Systems	41,874	54.8	47,906	48.1	(6,032)	(12.6)
Products—Other	10,563	13.8	13,316	13.4	(2,753)	(20.7)
Services	3,413	4.5	3,008	3.0	405	13.5
Total	$76,354	100.0	$99,497	100.0	$(23,143)	(23.3)

Total revenue decreased by $23.1 million, or 23.3%, to $76.4 million for the year ended December 31, 2023 from $99.5 million for the year ended December 31, 2022. The decrease in revenue is primarily attributed to an acceleration in exiting unprofitable direct markets, and an initiative to reduce our reliance on system sales sold under subscription agreements, and the effects of tighter third party lending practices which negatively impacted capital equipment sales. These initiatives are designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates. Our international business was also affected by general macroeconomic headwinds that impacted customer access to capital. Despite the reduction in systems sales sold under subscription agreements, our cash generation in the second half of 2023 improved due to a higher percentage of system sales sold on a cash basis.

We sold an aggregate of 1,170 systems in the year ended December 31, 2023 compared to 1,572 in the year ended December 31, 2022. The percentage of systems revenue derived from our subscription model was approximately 33% in the year ended December 31, 2023 compared to 42% in the year ended December 31, 2022. The relative decrease in subscription revenues is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity.

Other product revenue decreased by $2.8 million, or 20.7%, to $10.6 million in the year ended December 31, 2023 from $13.3 million in the year ended December 31, 2022. The decrease was driven by weaker performance on ARTAS kits attributable to a challenging economic environment.

Services revenue increased by $0.4 million, or 13.5%, to $3.4 million in the year ended December 31, 2023 from $3.0 million in the year ended December 31, 2022. The increase was driven by an increase in systems that had their standard manufacturer warranty expire coupled with a concerted effort on the part of the company to sell new warranty packages for the same systems.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $9.3 million, or 28%, to $24.2 million in the year ended December 31, 2023 from $33.5 million in the year ended December 31, 2022. Gross profit decreased by $13.8 million, or 21%, to $52.2 million in the year ended December 31, 2023, as compared to $66.0 million in the year ended December 31, 2022. The decrease in gross profit is primarily attributed to an acceleration in exiting unprofitable direct markets, and an initiative to reduce our reliance on system sales sold under subscription agreements. Gross margin was 68.3% of revenue in the year ended December 31, 2023 compared to 66.3% of revenue in the year ended December 31, 2022. The increase was due to improved margin management, and reduced inventory write-offs when compared to the previous period.

Operating Expenses

	Year Ended December 31,
	2023		2022		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$31,231	40.9	$40,276	40.5	$(9,045)	(22.5)
General and administrative	41,048	53.8	49,618	49.9	(8,570)	(17.3)
Research and development	8,197	10.7	10,953	11.0	(2,756)	(25.2)
Total operating expenses	$80,476	105.4	$100,847	101.4	$(20,371)	(20.2)

Selling and Marketing

Selling and marketing expenses decreased by $9.0 million or 22.5% in the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease is largely due to lower revenues and reduced marketing expenditures as we consolidate some of these activities. As a percentage of total revenues, our selling and marketing expenses increased by 0.4%, from 40.5% in the year ended December 31, 2022 to 40.9% in the year ended December 31, 2022. As the business environment improves we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $8.6 million or 17.3% in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to lower bad debt expenses and the exit of certain unprofitable direct markets. As a percentage of total revenues, our general and administrative expenses increased by 3.9%, from 49.9% in the year ended December 31, 2022, to 53.8% in the year ended December 31, 2023, primarily due to lower revenues when compared to the prior year period.

Research and Development

Research and development expenses decreased by $2.8 million or 25.2% in the year ended December 31, 2023 compared to the year ended December 31, 2022. We experienced some cost savings through the consolidation of activities between our Israel and San Jose sites, partially offset by a reinvestment of research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses decreased by 0.3%, from 11.0% in the year ended December 31, 2022, to 10.7% in the year ended December 31, 2023.

Foreign Exchange (Gain) Loss

We had a foreign exchange gain of $0.3 million in the year ended December 31, 2023 and a foreign exchange loss of $3.4 million in the year ended December 31, 2022. Changes in foreign are driven mainly by the effect of foreign exchange on accounts receivable and accounts payable balances denominated in currencies other than the US dollar. For the year ended December 31, 2023, most currencies were relatively flat relative to the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses increased by $2.3 million, to $6.9 million in the year ended December 31, 2023 from $4.6 million in the year ended December 31, 2022, primarily due to an increase in LIBOR rates on the variable portion of our MSLP loan. See “—Liquidity and Capital Resources” below.

Loss on Disposal of Subsidiaries

During the year ended December 31, 2022, the Company commenced dissolution activities with respect to Venus Concept Argentina SA (“Venus Argentina”). These actions resulted in losses of approximately $0.2 million for the year ended December 31, 2023.

Income Tax Benefit

We had an income tax benefit of $0.07 million in the year ended December 31, 2023, compared to $0.7 million income tax benefit in the year ended December 31, 2022. In 2023, geographic sales mix, true up to tax return, and changes in timing of deductible expenses, resulted in a $0.07 million income tax benefit.

Liquidity and Capital Resources

We had $5.4 million and $11.6 million of cash and cash equivalents as of December 31, 2023 and December 31, 2022, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $74.9 million as of December 31, 2023, including the MSLP Loan of $51.3 million, and convertible notes of $23.6 million, compared to total debt obligations of approximately $77.7 million as of December 31, 2022.

Working capital is primarily impacted by the ratio of subscription sales to traditional cash sales. Our recent shift to prioritize traditional cash sales over subscription sales is designed to improve liquidity and reduce working capital requirements over time. Our expanding product portfolio also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription sales revenue to traditional sales revenue at a ratio of approximately 64:36 in the year ended December 31, 2023, compared to 47:53 in 2022. We expect a slight increase in the ratio of traditional sales to subscription sales in 2024 and beyond. We expect inventory to remain relatively flat in the short term but increase at a lower rate than the rate of revenue growth over the longer term.

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

Issuance of Secured Subordinated Convertible Notes

Contemporaneously with the MSLP Loan Agreement, on December 9, 2020, we issued $26.7 million aggregate principal amount of the Notes to the Madryn Noteholders pursuant to the terms of the Exchange Agreement. The Notes accrued interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest would accrue at a rate of 6.0% per annum. In connection with the Exchange Agreement, we also entered into (i) the Madryn Security Agreement, pursuant to which we agreed to grant Madryn a security interest, in substantially all of our assets, to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The Notes were convertible at any time into shares of our common stock at an initial conversion price of $48.75 per share, subject to adjustment. On October 4, 2023, the Company entered into the 2023 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26,695,110.58 in aggregate principal amount outstanding under the Notes for (i) $22,791,748.32 in aggregate principal amount of new secured convertible notes of the Company (the “New Notes”), and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock". The New Notes accrued interest, payable in kind on a quarterly basis, at an annual rate of 90-day Adjusted SOFR + 8.5% and are convertible at any time into shares of our common stock at an initial conversion price of $24 per share, subject to adjustment.

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

CNB Loan Agreement

We had a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries to be used to finance working capital requirements. On February 22, 2023, CNB notified the Company that it would be temporarily restricting advances under the Fourth Amended and Restated CNB Loan Agreement pursuant to its rights under Section 2 of the agreement. This revolving credit facility expired on July 24, 2023 and has not been renewed.

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

In connection with the Amended CNB Loan Agreement, the Company, Venus USA and Venus Canada issued a promissory note dated August 26, 2021, in favor of CNB (the “CNB Note”) in the amount of $5,000 with a maturity date of  July 24, 2023 and the obligations of the Company pursuant to certain of the Company’s outstanding promissory notes were reaffirmed as subordinated to the indebtedness of the Company owing to CNB pursuant to a Supplement to Subordination of Debt Agreements dated as of August 26, 2021 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, the Company and CNB. The CNB Note expired at its maturity date.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that we can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed the Exchange Cap, unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Equity Purchase Agreement equals or exceeds $59.6325 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq Listing Rules). Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of our issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park.  The Equity Purchase Agreement expired on July 1, 2022.

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Through December 31, 2023 we issued an additional 0.78 million shares of common stock to Lincoln Park at an average price of $3.97 per share, for a total proceeds value of $3.1 million since entering into the Purchase Agreement. For additional information regarding the 2022 LPC Purchase Agreement, see Note 14 “Stockholders Equity” in the notes to our audited condensed consolidated financial statements included elsewhere in this report.

The 2021 Private Placement

On December 15, 2021, the Company consummated the 2021 Private Placement whereby it entered into a securities purchase agreement pursuant to which we issued and sold to the 2021 Investors an aggregate of 653,894 shares of our common stock and 252,717 shares of our Non-Voting Preferred Stock. The gross proceeds from the securities sold in the 2021 Private Placement was $17.0 million. The costs incurred with respect to the 2021 Private Placement totaled $0.3 million and were recorded as a reduction of the 2021 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2021 Private Placement transaction are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report. These Non-Voting Preferred Stock shares were subsequently converted to common stock upon issuance of the 2022 Private Placement described below

The 2022 Private Placement

On November 18, 2022, we consummated the 2022 Private Placement whereby we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 116,668 shares of our common stock and 3,185,000 shares of our Voting Preferred Stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2022 Private Placement transaction are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

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

On October 20, 2023, the Company and the 2023 Investors consummated the Fourth Placement under the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 502,513 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million. The Company expects to use the proceeds of the Placements, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transactions are discussed in Note 14 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

Capital Resources

As of December 31, 2023, we had capital resources consisting of cash and cash equivalents of approximately $5.4 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

We believe that the net proceeds from the 2023 Multi-Tranche Private Placement, the 2022 Private Placement, the proceeds from issuance of our common stock to Lincoln Park, the proceeds from the MSLP Loan, our continued availability under the 2022 LPC Purchase Agreement, our strategic cash flow enhancement initiatives, our initiatives to pursue strategic alternatives, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We can provide no assurances that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

We are restricted by covenants in the MSLP Loan, the Amended CNB Loan Agreement, and the Madryn Security Agreement. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In the event that the current macroeconomic headwinds continue to cause or present disruptions for an extended period of time, we cannot assure you that we will remain in compliance with the financial covenants contained in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms, if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

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

Cash flows

The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(12,859)	$(26,980)
Cash used in investing activities	(116)	(336)
Cash provided by financing activities	6,802	8,009
Net decrease in cash, cash equivalents and restricted cash	$(6,173)	$(19,307)

Cash Flows from Operating Activities

For the year ended December 31, 2023, cash used in operating activities consisted of a net loss of $37.0 million, partially offset by a decrease in net operating assets of $11.6 million and non-cash operating expenses of $12.6 million. The use of cash in net operating assets was attributable to a decrease in accounts receivable of $14.9 million, a decrease in other current assets of $1.6 million, a decrease in operating right-of-use assets of $1.3 million. These were offset by an decrease in unearned interest income of $1.2 million, a decrease in current operating lease liabilities of $0.2 million, a decrease in other long-term operating lease liabilities of $1.1 million, and a decrease in accrued expenses and other current liabilities of $5.1 million. The non-cash operating expenses consisted of provision for bad debts of $1.4 million, loss on debt extinguishment of $2.0 million, depreciation and amortization of $4.1 million, finance expenses and accretion of $2.2, stock-based compensation expense of $1.6 million, provision for inventory obsolescence of $1.2 million, partially offset by a deferred tax recovery of $0.1 million.

In the year ended December 31, 2022, cash used in operating activities consisted of a net loss of $43.6 million, partially offset by a decrease in net operating assets of $0.4 million and non-cash operating expenses of $16.2 million. The use of cash in net operating assets was attributable to a decrease in accounts receivable of $9.9 million, a decrease in prepaid expenses of $1.0 million, an increase in current operating lease liabilities of $1.8 million, and an increase in other long-term operating lease liabilities of $4.2 million. These were offset by an increase in inventories of $5.8 million, an increase in operating right-of-use assets of $5.9 million, and a decrease in accrued expenses and other current liabilities of $3.7 million. The non-cash operating expenses consisted of provision for bad debts of $7.3 million, depreciation and amortization of $4.5 million, finance expenses and accretion of $0.4 million, stock-based compensation expense of $2.1 million, provision for inventory obsolescence of $2.4 million, partially offset by a deferred tax recovery of $0.7 million.

Cash Flows from Investing Activities

In the year ended December 31, 2023, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

In the year ended December 31, 2022, cash used in investing activities consisted of $0.3 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the year ended December 31, 2023, cash provided by financing activities consisted primarily of net proceeds from the 2023 Private Placement of $6.3 million and proceeds from the issuance of common stock of $0.8 million.

In the year ended December 31, 2022, cash provided by financing activities consisted primarily of net proceeds from the 2022 Private Placement of $6.5 million and proceeds from the issuance of common stock of $2.1 million, partially offset by the $0.5 million repayment of government assistance loans.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of December 31, 2023, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $10.0 million. In addition, as of December 31, 2023, we had $2.8 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items."

The following table summarizes our contractual obligations as of December 31, 2023, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$8,438	$82,867	$—	$—	$91,305
Operating leases	1,589	2,011	598	554	4,752
Purchase commitments	10,006	—	—	—	10,006
Total contractual obligations	$20,033	$84,878	$598	$554	$106,063

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

Revenue Recognition

We generate revenue from (1) sales of systems through our subscription model, in accordance with ASC 842, "Leases" ("ASC 842"), traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and (3) our extended warranty service contracts provided to existing customers.

We recognize revenues on other products and services in accordance with ASC 606, "Revenue from Contracts with Customers" ("ASC 606"). Revenue is recognized based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the separate performance obligations in the contract; and (5) recognition of revenue when (or as) the entity satisfies a performance obligation.

We record our revenue net of sales tax and shipping and handling costs.

Long-term receivables

Long-term receivables relate to our subscription revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for expected credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% to 10% for the year ended December 31, 2023, and 8% to 10% for the year ended December 31, 2022. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

Warranty accrual

We generally offer a one year warranty for all our systems against defects. The warranty period begins upon shipment and we record a liability for accrued warranty costs at the time of sale of a system, which consists of the remaining warranty on systems sold based on historical warranty costs and management’s estimates. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts thereof as necessary. We exercise judgment in estimating expected system warranty costs. If actual system failure rates, freight, material, technical support and labor costs differ from our estimates, we will be required to revise our estimated warranty liability. To date, our warranty reserve has been sufficient to satisfy warranty claims paid.

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances are re-measured into U.S. dollars in accordance with the principles set forth in ASC 830-10 “Foreign Currency Translation.” All exchange gains and losses from re-measurement of monetary balance sheet items resulting from transactions in non-U.S. dollar currencies are recorded as foreign exchange loss (income) in the consolidated statement of operations as they arise.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Venus Concept Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Venus Concept Inc. and its subsidiaries (the Company) as of December 31, 2023, and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and 2022, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for credit losses as of January 1, 2023 due to the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326) as amended.

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

Inventory valuation – Refer to Note 2 and 6 to the consolidated financial statements

Critical Audit Matter Description

As described in Note 2 and 6 to the consolidated financial statements, inventory is valued at the lower of cost and net realizable value, and management records a provision as necessary to appropriately value inventories that are obsolete, have quality issues, or are damaged. Provision expense is recorded in cost of goods sold. As of December 31, 2023, the Company’s consolidated net inventories balance was $23,072 ('000) inclusive of the inventory provision.

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

Toronto, Canada

April 1, 2024

VENUS CONCEPT INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended, December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,396	$11,569
Accounts receivable, net of allowance of $7,415 and $13,619 as of December 31, 2023, and 2022	29,151	37,262
Inventories	23,072	23,906
Prepaid expenses	1,298	1,688
Advances to suppliers	5,604	5,881
Other current assets	1,925	3,702
Total current assets	66,446	84,008
LONG-TERM ASSETS:
Long-term receivables, net	11,318	20,044
Deferred tax assets	1,032	947
Severance pay funds	573	741
Property and equipment, net	1,322	1,857
Operating right-of-use assets, net	4,517	5,862
Intangible assets	8,446	11,919
Total long-term assets	27,208	41,370
TOTAL ASSETS	$93,654	$125,378
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Trade payables	$9,038	$8,033
Accrued expenses and other current liabilities	12,437	16,667
Current portion of long-term debt	4,155	7,735
Income taxes payable	366	117
Unearned interest income	1,468	2,397
Warranty accrual	1,029	1,074
Deferred revenues	1,076	1,765
Operating lease liabilities	1,590	1,807
Total current liabilities	31,159	39,595
LONG-TERM LIABILITIES:
Long-term debt	70,790	70,003
Income tax payable	—	374
Accrued severance pay	634	867
Deferred tax liabilities	15	—
Unearned interest revenue	671	957
Warranty accrual	334	408
Operating lease liabilities	3,162	4,221
Other long-term liabilities	338	215
Total long-term liabilities	75,944	77,045
TOTAL LIABILITIES	107,103	116,640
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT) (Note 14):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of December 31, 2023 and 2022; 5,529,149 and 5,161,374 issued and outstanding as of December 31, 2023 and 2022, respectively	30	29
Additional paid-in capital	247,854	232,169
Accumulated deficit	(261,903)	(224,105)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(14,019)	8,093
Non-controlling interests	570	645
	(13,449)	8,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$93,654	$125,378

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended, December 31,
	2023	2022
Revenue
Leases	$20,504	$35,267
Products and services	55,850	64,230
	76,354	99,497
Cost of goods sold
Leases	4,312	9,435
Products and services	19,875	24,091
	24,187	33,526
Gross profit	52,167	65,971
Operating expenses:
Selling and marketing	31,231	40,276
General and administrative	41,048	49,618
Research and development	8,197	10,953
Total operating expenses	80,476	100,847
Loss from operations	(28,309)	(34,876)
Other expenses:
Foreign exchange (gain) loss	(295)	3,387
Finance expenses	6,893	4,561
Loss on disposal of subsidiaries	174	1,482
Loss on debt extinguishment	2,040	-
Loss before income taxes	(37,121)	(44,306)
Income tax benefit	(71)	(722)
Net loss	(37,050)	(43,584)
Net loss attributable to stockholders of the Company	(37,250)	(43,700)
Net income attributable to non-controlling interest	200	116

Net loss per share:
Basic	$(6.84)	$(9.94)
Diluted	$(6.84)	$(9.94)
Weighted-average number of shares used in per share calculation:
Basic	5,442	4,398
Diluted	5,442	4,398

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(37,050)	$(43,584)
Loss attributable to stockholders of the Company	(37,250)	(43,700)
Income attributable to non-controlling interest	200	116
Comprehensive loss	$(37,050)	$(43,584)

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Preferred Shares			Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	2023 Series X Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity
Balance — January 1, 2022	252,717	—	—	4,265,506	$27	$221,321	$(180,405)	$653	$41,596
Conversion of 2021 Private Placement shares	(252,717)	—	—	252,717	1	—	—	—	1
2022 Private Placement shares, net of costs	3,185,000	—	—	116,668	0*	6,518	—	—	6,518
Issuance of common stock	—	—	—	525,385	1	2,203	—	—	2,204
Net loss — the Company	—	—	—	—	—	—	(43,700)	—	(43,700)
Net loss — non-controlling interest	—	—	—	—	—	—	—	116	116
Dividends from subsidiaries	—	—	—	—	—	—	—	(124)	(124)
Options exercised	—	—	—	1,098	0*	23	—	—	23
Stock-based compensation	—	—	—	—	—	2,104	—	—	2,104
Balance — December 31, 2022	3,185,000	—	—	5,161,374	$29	$232,169	$(224,105)	$645	$8,738
Net loss — the Company	—	—	—	—	—	—	(37,250)	—	(37,250)
Net income — non-controlling interest	—	—	—	—	—	—	—	200	200
Adoption of ASC 326	—	—	—	—	—	—	(548)	—	(548)
Dividends from subsidiaries	—	—	—	—	—	—	—	(275)	(275)
Restricted share units vested	—	—	—	24,668	—	—	—	—	-
2023 Series X Private Placement shares	—	—	256,356	—	—	7,040	—	—	7,040
2023 Private Placement shares, net of costs	—	1,575,810	—	—	—	3,694	—	—	3,694
Beneficial conversion feature	—	—	—	—	—	2,567	—	—	2,567
Issuance of common stock	—	—	—	343,107	1	815	—	—	816
Stock-based compensation	—	—	—	—	—	1,569	—	—	1,569
Balance — December 31, 2023	3,185,000	1,575,810	256,356	5,529,149	30	247,854	(261,903)	570	(13,449)

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-15 reverse stock split effected in May 2023, as discussed in Note 2.

* Presented as $0 due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(37,050)	$(43,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,115	4,463
Stock-based compensation	1,569	2,104
Provision for bad debt	1,350	7,337
Provision for inventory obsolescence	1,158	2,420
Finance expenses and accretion	2,206	414
Deferred tax recovery	(69)	(709)
Loss on sale of subsidiary	174	-
Loss on disposal of property and equipment	10	158
Loss on debt extinguishment	2,040	-
Changes in operating assets and liabilities:
Accounts receivable short- and long-term	14,891	9,855
Inventories	(324)	(5,783)
Prepaid expenses	390	1,049
Advances to suppliers	277	(214)
Other current assets	1,603	56
Operating right-of-use assets, net	1,345	(5,862)
Other long-term assets	47	200
Trade payables	1,005	(385)
Accrued expenses and other current liabilities	(5,089)	(3,647)
Current operating lease liabilities	(217)	1,807
Severance pay funds	168	76
Unearned interest income	(1,215)	(679)
Long-term operating lease liabilities	(1,059)	4,221
Other long-term liabilities	(184)	(277)
Net cash used in operating activities	(12,859)	(26,980)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(116)	(336)
Net cash used in investing activities	(116)	(336)
CASH FLOWS FROM FINANCING ACTIVITIES:
2022 Private Placement, net of costs of $202	-	6,518
2023 Private Placement, net of costs of $739	6,261	-
Proceeds from issuance of common stock	816	2,135
Repayment of government assistance loans	-	(543)
Dividends from subsidiaries paid to non-controlling interest	(275)	(124)
Proceeds from exercise of options	-	23
Net cash provided by financing activities	6,802	8,009
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,173)	(19,307)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	11,569	30,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$5,396	$11,569
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$124	$329
Cash paid for interest	$4,473	$4,147

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. NATURE OF OPERATIONS

Venus Concept Inc. is a global medical technology company that develops, commercializes, and sells minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. The Company’s systems have been designed on cost-effective, proprietary and flexible platforms that enable it to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. The Company was incorporated in the state of Delaware on November 22, 2002. In these notes to the consolidated financial statements, the “Company," “Venus Concept,” "our," and "we," refer to Venus Concept Inc. and its subsidiaries on a consolidated basis.

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  December 31, 2023 and  December 31, 2022, the Company had an accumulated deficit of $261,903 and $224,105, respectively, though, the Company was in compliance with all required covenants as of  December 31, 2023, and  December 31, 2022. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the consolidated financial statements are issued. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and with the instructions to Form 10-K and Regulation S-X.

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of December 31, 2023 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses and the carrying value of intangible and long-lived assets.

Amounts reported in thousands within this report are computed based on the amounts in U.S. dollars. As a result, the sum of the components reported in thousands  may not equal the total amount reported in thousands due to rounding. Certain columns and rows within tables  may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

At the annual and special meeting of the Company's shareholders held on May 10, 2023, the Company's shareholders granted the Company's Board of Directors discretionary authority to implement a consolidation of the issued and outstanding common shares of the Company (a "Reverse Stock Split") and to fix the specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-fifteen (1-for-15) consolidation. On May 11, 2023, the Company filed an amendment to the Company's Certificate of Incorporation to implement the Reverse Stock Split based on a one-for-fifteen (1-for-15) consolidation ratio. The Company's common shares began trading on the Nasdaq Capital Market on a split-adjusted basis under the Company's existing trade symbol "VERO" at the opening of the market on May 12, 2023. In accordance with U.S. GAAP, the change has been applied retroactively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Venus Concept Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Where the Company does not own 100% of its subsidiaries, it accounts for the partial ownership interest through non-controlling interest.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the implicit interest rate used to record lease revenue, allowance for expected credit losses, inventory valuation, stock-based compensation, warranty accrual, the valuation and measurement of deferred tax assets and liabilities, accrued severance pay, useful lives of property and equipment, useful lives of intangible assets, and impairment of long-lived assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and long-term receivables. The Company’s cash and cash equivalents are invested primarily in deposits with major banks worldwide, as such minimal credit risk exists with respect to such investments. The Company’s trade receivables are derived from global sales to customers. An allowance for expected credit losses is provided with respect to all balances for which collection is deemed to be doubtful.

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

The Company has borrowings with interest rates that are subject to fluctuations as charged by the lender. The Company does not use derivative financial instruments to mitigate the exposure to interest rate risk. The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash used in operating activities to meet its requirements. As of December 31, 2023 and 2022, the most significant financial liabilities are trade payables, accrued expenses and other current liabilities and long-term debt.

Concentration of Customers

For the years ended December 31, 2023 and 2022, there were no customers accounting for more than 10% of the Company’s revenue and no customers accounting for more than 10% of the Company’s accounts receivable.

Allowance for Expected Credit Losses

Trade accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for expected credit losses. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for expected credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to the Company's consolidated financial position, results of operations and cash flows. The allowance for expected credit losses was $7,415 and $13,619 as of December 31, 2023 and 2022, respectively.

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

Long-term Receivables

Long-term receivables relate to the Company’s subscription revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, plus accrued interest, net of the allowance for credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% to 10% for the year ended December 31, 2023 and 8% to 10% for the year ended December 31, 2022. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with FASB, ASC 360-10, “Accounting for the Impairment of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. For assets that are to be held and used, impairment is assessed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying values. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value and estimated net realizable value. During the years ended December 31, 2023 and 2022, there was no impairment of long-lived assets.

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

Revenue Recognition

The Company generates revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and (3) and our extended warranty service contracts provided to existing customers.

Many of the Company’s products are sold under subscription contracts with unencumbered title passing to the customer at the earlier of the end of the term and when the payment is received in full. The subscription contracts include an initial deposit followed by monthly installments typically over a period of 36 months. In accordance with ASC 842, these arrangements are considered to be sales-type leases, where the present value of all cash flows to be received within the arrangement is recognized upon shipment to the customer and achievement of the required revenue recognition criteria. Various accounting and reporting systems are used to monitor subscription receivables which include providing access codes to operate the machines to paying customers and restricting access codes on machines to non-paying customers.

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

Advertising Costs

The cost of advertising and media is expensed as incurred. For the years ended December 31, 2023 and 2022, advertising costs totaled $1,121 and $1,776, respectively.

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

The Company records a liability for accrued warranty costs at the time of sale of a system, which consists of the warranty on products sold based on histroical warranty costs and management's estimates. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts thereof as necessary. The Company also provides an extended warranty service. Extended warranty can be purchased at any time after the purchase of a system and prior to the expiration of the standard warranty provided with the sale of the system. Extended warranty services include standard warranty services.

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

Recently Issued Accounting Standards Not Yet Adopted

In  August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”): Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for the Company on  January 1, 2024, with early adoption permitted. ASU No. 2020-06 can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently assessing the impact of applying this guidance.

In October 2023, the FASB issued ASU No. 2023-06 ("ASU 2023-06"): Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU was issued to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The ASU will become effective prospectively on the earlier of the date on which the SEC removes its disclosure requirements for the related disclosure or June 30, 2027. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

In November 2023, the FASB issued ASU No. 2023-07 ("ASU 2023-07") Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU must be applied on a retrospective basis to all prior periods presented in the financial statements. This pronouncement is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of applying this guidance.

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09") Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. This pronouncement is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently assessing the impact of applying this guidance.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	For the year ended December 31,
	2023	2022
Numerator:
Net loss	$(37,050)	$(43,584)
Net loss allocated to stockholders of the Company	$(37,250)	$(43,700)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic and diluted	5,442	4,398
Net loss per share:
Basic and diluted	$(6.84)	$(9.94)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022 because including them would have been antidilutive:

	December 31,
	2023	2022
Options to purchase common stock	981,834	849,600
Preferred stock	8,889,221	2,123,443
Restricted share units	-	25,924
Shares reserved for convertible notes	983,314	547,714
Warrants for common stock	1,061,930	1,061,930
Total potential dilutive shares	11,916,299	4,608,611

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

	Fair Value Measurements as of December 31, 2023
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

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s consolidated balance sheets. The Company’s financing receivables, consisting of sales-type leases, totaled $32,393 and $40,377 at December 31, 2023 and 2022, respectively, and are included in accounts receivable and long-term receivables on the consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for expected credit losses as of December 31, 2023 and 2022. Based upon such assessment, the Company recorded an allowance for expected credit losses totaling $7,415 and $13,619 as of December 31, 2023 and 2022, respectively. The balance as of December 31, 2023 includes $0.5 million due to the adoption of revised guidance of ASC 326 "Financial Instruments – Credit Losses" (Topic 326) Measurement of Credit Losses on Financial Instruments.

A summary of the Company’s accounts receivables is presented below:

	As of December 31,
	2023	2022
Gross accounts receivable	$47,884	$70,925
Unearned income	(2,139)	(3,354)
Allowance for expected credit losses	(7,415)	(13,619)
	$38,330	$53,952
Reported as:
Current trade receivables	$29,151	$37,262
Current unearned interest income	(1,468)	(2,397)
Long-term trade receivables	11,318	20,044
Long-term unearned interest income	(671)	(957)
	$38,330	$53,952

Current subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for expected credit losses, to be received by the Company over the next 5 years:

		December 31,
	Total	2024	2025	2026	2027	2028
Current financing receivables, net of allowance of $486	$21,075	$21,075	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $77	11,318	—	8,923	2,327	68	—
	$32,393	$21,075	$8,923	$2,327	$68	$—

Accounts receivable do not bear interest and are typically not collateralized. The Company performs credit evaluations on new and existing customers' financial condition and maintains an allowance for expected credit losses. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for expected credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to its consolidated financial position, results of operations and cash flows.

The allowance for expected credit losses consisted of the following activity:

	As of December 31,
	2023	2022
Balance at beginning of year	$13,619	$11,997
Write-offs	(7,554)	(5,715)
Provision	1,350	7,337
Balance at end of year	$7,415	$13,619

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	December 31,
	2023	2022
Raw materials	$1,949	$2,478
Work-in-progress	2,048	2,112
Finished goods	19,075	19,316
Total inventory	$23,072	$23,906

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the year from upgraded sales. The Company expensed $22,687 ($31,555 in 2022) in cost of goods sold during the year. The balance of cost of goods sold represents the sale of applicators, parts, consumables and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of December 31, 2023, a provision for obsolescence of $2,733 ($3,258 in 2022) was taken against inventory.

Property and Equipment, Net

Property and equipment, net consist of the following:

		December 31,
	Useful Lives (in years)	2023	2022
Lab equipment tooling and molds	4 – 10	$4,356	$4,356
Office furniture and equipment	6 – 10	1,223	1,240
Leasehold improvements	up to 10	854	794
Computers and software	3	919	906
Vehicles	5 – 7	37	37
Demo units	5	214	214
Total property and equipment		7,603	7,547
Less: Accumulated depreciation		(6,281)	(5,690)
Total property and equipment, net		$1,322	$1,857

Depreciation expense amounted to $642 and $990 for the years ended  December 31, 2023 and 2022.

Other Current Assets

	December 31,
	2023	2022
Government remittances (1)	$1,336	$1,602
Consideration receivable from subsidiaries sale	85	629
Deferred financing costs	1	301
Sundry assets and miscellaneous	503	1,170
Total other current assets	$1,925	$3,702

(1)	Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	December 31,
	2023	2022
Payroll and related expense	$2,260	$2,244
Accrued expenses	3,924	5,045
Commission accrual	2,385	3,761
Sales and consumption taxes	3,868	5,617
Total accrued expenses and other current liabilities	$12,437	$16,667

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	December 31,
	2023	2022
Balance as of the beginning of the year	$1,482	$1,753
Warranties issued during the year	933	993
Warranty costs incurred during the year	(1,052)	(1,264)
Balance at the end of the year	$1,363	$1,482
Current	1,029	1,074
Long-term	334	408
Total	$1,363	$1,482

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	Year Ended December 31,
	2023	2022
Interest expense	$6,629	$4,297
Accretion on long-term debt and amortization of fees	264	264
Total finance expenses	$6,893	$4,561

7. LEASES

The following presents the various components of lease costs.

	Year Ended December 31,
	2023	2022
Operating lease cost	$1,933	$1,943
Short-term lease cost	—	267
Total lease cost	$1,933	$2,210

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the amounts below.

	Year Ended December 31,
	2023	2022
Operating cash outflows from operating leases	$1,933	$1,943

The following table presents the weighted-average lease term and discount rate for operating leases.

	Year Ended December 31,
	2023	2022
Operating leases
Weighted-average remaining lease term	2.8 yrs.	4.2 yrs.
Weighted-average discount rate	4.00%	4.00%

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.

Years ending December 31,	Operating leases
2024	$1,526
2025	1,236
2026	1,046
2027	598
2028	554
Thereafter	—
Imputed Interest (1)	(208)
Total	$4,752

(1)	Imputed interest represents the difference between undiscounted cash flows and cash flows.

8. INTANGIBLE ASSETS

The carrying values of goodwill and indefinite-life intangible assets are subject to annual impairment assessment as of the last day of each fiscal year. Between annual assessments, impairment review may also be triggered by any significant events or changes in circumstances affecting the Company’s business. Based on the analysis of the intangible assets performed by management as of December 31, 2023 and 2022, no impairment was considered necessary.

Intangible assets net of accumulated amortization were as follows:

	At December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(522)	$878
Brand	2,500	(1,330)	1,170
Technology	16,900	(11,735)	5,165
Supplier agreement	3,000	(1,767)	1,233
Total intangible assets	$23,800	$(15,354)	$8,446

	At December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(429)	$971
Brand	2,500	(1,066)	1,434
Technology	16,900	(8,919)	7,981
Supplier agreement	3,000	(1,467)	1,533
Total intangible assets	$23,800	$(11,881)	$11,919

Amortization expense was $3,473 for the years ended December 31, 2023 and 2022.

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2024	$3,473
2025	3,004
2026	656
2027	657
2028	656
Thereafter	—
Total	$8,446

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2023, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $10.0 million. In addition, as of December 31, 2023, the Company had $2.8 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of “long lead items.”

Aggregate future service and purchase commitments with manufacturers as of December 31, 2023 are as follows:

Years ending December 31,	Purchase and Service Commitments
2024	$10,006
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total	$10,006

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

As of December 31, 2023 and December 31, 2022, the Company was in compliance with all required covenants.

The scheduled payments, inclusive of principal and estimated interest, on the outstanding borrowings as of December 31, 2023 are as follows:

As of December 31, 2023
2024	$8,438
2025	51,916
Total	$60,354

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

On October 4, 2023, the Company entered into a securities exchange agreement (the "2023 Exchange Agreement") with the Madryn Noteholders. Pursuant to the 2023 Exchange Agreement, the Madryn Noteholders agreed to exchange (the "Exchange") $26.695 million in aggregate principal amount of outstanding secured convertible notes of the Company for (i) $22.792 million in aggregate principal amount of New Notes of the Company and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock" (the "Series X Preferred Stock"). The Series X Preferred Stock is priced at $20.10 per share (the "Issuance Price"), being equal to the "Minimum Price" as set forth in Nasdaq Listing Rule 5635(d), multiplied by ten. The New Notes accrue interest at a rate of 3-month adjusted term Secured Overnight Financing Rate (SOFR) plus 8.50% per annum. In the case of an event of default under the New Notes, the then-applicable interest rate will increase by four percent (4.00%) per annum. Interest is payable in kind in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on December 31, 2023. The New Notes mature on December 9, 2025, unless earlier redeemed or converted. As part of the extinguishment of principal, the Company recognized a $2.0 million loss.

As of December 31, 2023, the Company had approximately $23.6 million principal and interest of convertible notes outstanding that were issued pursuant to the 2023 Exchange Agreement (as defined below).

In connection with the Notes, the Company recognized interest expense of $2,438 and $2,165 during the years ended December 31, 2023 and December 31, 2022, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of  December 31, 2023, and  December 31, 2022, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of December 31, 2023, and  December 31, 2022.

The scheduled payments, inclusive of principal and interest, on the outstanding borrowings as of December 31, 2023 are as follows:

As of December 31, 2023
2024	$-
2025	30,952
Total	$30,952

For the years ended December 31, 2023 and 2022, the Company did not make any principal repayments.

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

In connection with the Amended CNB Loan Agreement, the Company, Venus USA and Venus Canada issued a promissory note dated  August 26, 2021, in favor of CNB (the “CNB Note”) in the amount of $5,000 with a maturity date of   July 24, 2023 and the obligations of the Company pursuant to certain of the Company’s outstanding promissory notes were reaffirmed as subordinated to the indebtedness of the Company owing to CNB pursuant to a Supplement to Subordination of Debt Agreements dated as of  August 26, 2021 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, the Company and CNB. The CNB Note expired at its maturity date.

As of December 31, 2023 and December 31, 2022, the Company was in compliance with all required covenants. An event of default under this agreement would cause a default under the MSLP Loan (see Note 10).

13. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all classes of preferred stock, convertible promissory notes, options granted and available for grant under the incentive plans and warrants to purchase common stock.

	December 31, 2023	December 31, 2022
Outstanding common stock warrants	1,061,930	1,061,930
Outstanding stock options and RSUs	981,834	875,524
Preferred shares	8,889,221	2,123,443
Shares reserved for conversion of future non-voting preferred share issuance	—	80,617
Shares reserved for conversion of future voting preferred share issuance	5,844,213	609,891
Shares reserved for future option grants and RSUs	99,580	24,999
Shares reserved for Lincoln Park	711,180	1,054,299
Shares reserved for Madryn Noteholders	1,300,000	547,714
Total common stock reserved for issuance	18,887,958	6,378,417

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

Reverse Stock Split

At the annual and special meeting of the Company's shareholders held on May 10, 2023, the Company's shareholders granted the Company's Board of Directors discretionary authority to implement the Reverse Stock Split and to fix the specific consolidation ratio within a range of one-for-five (1-for-5) to one-for-fifteen (1 for 15). On May 11, 2023, the Company filed an amendment to the Company’s Certificate of Incorporation to implement the Reverse Stock Split based on a one-for-fifteen (1-for-15) consolidation ratio. The Company’s common shares began trading on the Nasdaq Capital Market on a reverse split-adjusted basis under the Company’s existing trade symbol “VERO” at the opening of the market on  May 12, 2023. In accordance with U.S. GAAP, the change has been applied retroactively.

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

2022 LPC Purchase Agreement with Lincoln Park

On  July 12, 2022, the Company entered into the 2022 LPC Purchase Agreement with Lincoln Park, as the Equity Purchase Agreement expired on  July 1, 2022. The 2022 LPC Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company  may sell to Lincoln Park up to $11,000 of shares (the “Purchase Shares”) of its common stock, par value $0.0001 per share. Concurrently with entering into the 2022 LPC Purchase Agreement, the Company also entered into a registration rights agreement (the “2022 LPC Registration Rights Agreement”) with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2022 LPC Purchase Agreement. The aggregate number of shares that the Company can issue to Lincoln Park under the 2022 LPC Purchase Agreement  may not exceed 858,224 shares of common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the 2022 LPC Purchase Agreement (the “2022 Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the 2022 Exchange Cap, in which case the 2022 Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the 2022 LPC Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the 2022 LPC Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the 2022 LPC Purchase Agreement, plus an incremental amount to take into account the issuance of the commitment shares to Lincoln Park under the 2022 LPC Purchase Agreement, such that the transactions contemplated by the 2022 LPC Purchase Agreement are exempt from the 2022 Exchange Cap limitation under applicable Nasdaq rules. In all instances, the Company  may not sell shares of its common stock to Lincoln Park under the 2022 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. Upon execution of the 2022 LPC Purchase Agreement, the Company issued 45,701 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement at the total amount of $330. Through December 31, 2022, the Company issued an additional 433,336 shares of common stock to Lincoln Park at an average price of $4.54 per share for a total value of $1,970. Through December 31, 2023, the Company issued an additional 343,116 shares of common stock to Lincoln Park at an average price of $3.23 per share for a total value of $1,109. Further information regarding the 2022 LPC Purchase Agreement is contained in the Company’s Form 8-K filed with the SEC on  July 12, 2022.

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

Non-Voting Preferred Stock issued in December 2021

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

The 2022 Private Placement

In  November 2022, we entered into a securities purchase agreement with certain investors (collectively, the "2022 Investors") pursuant to which the Company issued and sold to the 2022 Investors an aggregate of 116,668 shares of common stock, par value $0.0001 per share, and 3,185,000 shares of voting convertible preferred stock, par value $0.0001 per share (the "Voting Preferred Stock"), which are convertible into 2,123,443 shares of common stock upon receipt of a valid conversion notice from a 2022 Investor or at the option of the Company within 30 days following the occurrence of certain events (the "2022 Private Placement"). The 2022 Private Placement was completed on November 18, 2022. The gross proceeds from the securities sold in the 2022 Private Placement was $6,720. The costs incurred with respect to the 2022 Private Placement totaled $202 and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders' equity. Further information regarding the 2022 Private Placement is contained in the Company’s Form 8-K filed with the SEC on  November 18, 2022.

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

•

Liquidation. Each share of Voting Preferred Stock carries a liquidation preference, senior to the Common Stock, in an amount equal to the greater of (a) $30.00 (being the issuance price) and (b) the amount that would be distributed in respect of such share of Voting Preferred Stock if it were converted into Common Stock and participated in such liquidating distribution with the other shares of Common Stock.

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

The 2023 Multi-Tranche Private Placement

In May 2023, we entered into a securities purchase agreement (the "2023 Multi-Tranche Private Placement Stock Purchase Agreement") with certain investors (collectively, the "2023 Investors") pursuant to which the Company may issue and sell to the 2023 Investors up to $9,000,000 in shares (the "2023 Multi-Tranche Private Placement") of newly-created senior convertible preferred stock, par value $0.0001 per share (the “Senior Preferred Stock”), in multiple tranches from time to time until December 31, 2025, subject to a minimum aggregate purchase amount of $0.5 million in each tranche. The initial sale in the 2023 Multi-Tranche Private Placement occurred on May 15, 2023, under which the Company sold the 2023 Investors 280,899 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million (the "Initial Placement"). The Company used the proceeds of the Initial Placement, after the payment of transaction expenses, for general working capital purposes. The following is a summary of the material terms of the Senior Preferred Stock:

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

On July 12, 2023, the Company and the 2023 Investors consummated the second tranche in the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 500,000 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million (the “Second Placement”). The Company used the proceeds of the Second Placement, after the payment of transaction expenses, for general working capital purposes.

On September 8, 2023, the Company and the 2023 Investors consummated the third tranche in the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 292,398 shares of Senior Preferred Stock for an aggregate purchase price of $1.0 million (the "Third Placement", and together with the First Placement and Second Placement, the "Placements"). The Company used the proceeds of the Third Placement, after the payment of transaction expenses, for general working capital purposes.

On October 20, 2023, the Company and the 2023 Investors consummated the fourth tranche in the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 502,513 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million (the “Fourth Placement”). The Company used the proceeds of the Fourth Placement, after the payment of transaction expenses, for general working capital purposes.

Series X Preferred Stock

On  October 4, 2023, the Company filed a Certificate of Designations with respect to the Series X Preferred Stock with the Secretary of State of the State of Delaware, thereby creating the Series X Preferred Stock. The Certificate of Designations authorizes the issuance of up to 400,000 shares of Series X Preferred Stock. The Series X Preferred Stock is convertible into shares of Common Stock on a one-for-ten basis, in whole or in part, at the option of the holder at any time upon delivery of a valid conversion notice of the Company; provided, however, that the Series X Preferred Stock is subject to limitations on convertibility to the extent necessary to comply with the rules and regulations of the Nasdaq. Each share of Series X Preferred Stock carries a liquidation preference, senior to the Common Stock, the Senior Preferred Stock and Voting Preferred Stock, in an amount equal to the Issuance Price, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or similar recapitalization with respect to the Common Stock. From the date of issuance until December 31, 2026, each share of Series X Preferred Stock accrues a dividend at a rate of 12.5% per annum. Such dividend is payable on a quarterly basis in cash or additional shares of Series X Preferred Stock, at the Company’s election. In addition, each share of Series X Preferred Stock is entitled to participate in dividends and other non-liquidating distributions, if, as and when declared by the Board, on a pari passu basis with the Common Stock, Senior Preferred Stock and Junior Preferred Stock. The following is a summary of the material terms of the Senior Preferred Stock:

•

Voting Rights. The holders of the Series X Preferred Stock shall be entitled to vote on all matters on which holders of Common Stock shall be entitled to vote, and shall be entitled to a number of votes equal to the Converted Stock Equivalent which is 10 common shares per 1 Series X Preferred stock.

•

Liquidation. Each share of Series X Preferred Stock carries a liquidation preference, senior to the Common Stock and Voting Preferred Stock, in an amount equal to the Unpaid Liquidation Preference at that time.

•	Conversion. The Series X Preferred Stock will convert into shares of Common Stock on a one for 10 basis at the option of the investors at any time.

•

Dividends. The Series X Preferred Stock accrues a dividend at a rate of 12.5% per annum, payable on a quarterly basis in cash or additional shares of Series X Preferred Stock, at the Company’s election. In addition, each share of Series X Preferred Stock is entitled to participate in dividends and other non-liquidating distributions, if, as and when declared by the Board, on a pari passu basis with the Common Stock, Senior Preferred Stock and Junior Preferred Stock.

•	Redemption. The Senior Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Senior Preferred Stock shall be perpetual unless converted, however dividends will stop accruing on December 31, 2026.

2010 Share Option Plan

In November 2010, the Board adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of December 31, 2023 and December 31, 2022, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 28,168 (6,284 as of December 31, 2022).

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

Under the 2019 Plan, 30,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the "Merger"). As of December 31, 2023, there were 71,412 of shares of common stock available under the 2019 Plan (18,715 as of December 31, 2022). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022
Cost of sales	$47	$73
Selling and marketing	343	576
General and administrative	1,035	1,195
Research and development	144	260
Total stock-based compensation	$1,569	$2,104

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	6.00	6.00
Risk-free interest rate	3.37-4.68%	2.56-4.20%
Expected volatility	42.93%	42.77%
Expected dividend rate	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2023	849,613	$25.05	8.23	$209
Options granted	229,531	2.81	-	-
Options exercised	-	-	-	-
Options forfeited/cancelled	(97,310)	25.37	-	-
Outstanding - December 31, 2023	981,834	$19.85	7.58	$—
Exercisable – December 31, 2023	396,267	$36.44	6.24	$—
Expected to vest – after December 31, 2023	585,567	$8.62	8.48	$—

The following tables summarize information about stock options outstanding and exercisable at  December 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$1.90 - $54.60	933,055	7.79	$14.90	348,118	6.63	$25.59
$63.90 - $119.25	46,063	3.44	99.31	45,433	3.41	99.44
$186.75 - $382.50	1,627	4.74	271.15	1,627	4.74	271.15
$405.00 - $438.75	637	0.72	405.21	637	0.72	405.21
$650.25 - $958.50	452	2.68	696.15	452	2.68	696.15
	981,834	7.58	$19.85	396,267	6.24	$36.44

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $nil for the years ended December 31, 2023 and 2022, respectively.

The weighted-average grant date fair value of options granted was $2.81 and $9.30 per share for the years ended December 31, 2023 and 2022, respectively. The fair value of options vested was $1,552 and $1,645 for the years ended December 31, 2023 and 2022, respectively.

Restricted Stock Units

The following table summarizes information about RSUs outstanding at  December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share, $
Outstanding - January 1, 2023	25,918	$19.50
RSUs forfeited/cancelled	(1,250)	20.70
RSUs exercised	(24,668)	19.40
Outstanding - December 31, 2023	—	$—

15. INCOME TAXES

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2023	2022
United States	$(41,197)	$(32,045)
Other jurisdictions	4,076	(12,261)
Loss before income taxes	$(37,121)	$(44,306)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022
Current tax benefit:
Federal	$—	$—
Foreign	(2)	(13)
Total current tax benefit	(2)	(13)
Deferred tax benefit:
Federal	—	—
Foreign	(69)	(709)
Total deferred tax benefit	$(69)	$(709)
Total benefit for income taxes	$(71)	$(722)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $73,416 ($64,341 as of December 31, 2022) has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. The valuation allowance increased by $9,075 and $12,904 for the years ended  December 31, 2023 and 2022, respectively.

The Company’s effective tax rate substantially differed from the federal statutory tax rate primarily due to the change in the valuation allowance. The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

	Year Ended December 31,
	2023	2022
Loss before income taxes	$(37,121)	$(44,306)
Theoretical tax benefit at the statutory rate (21% in 2023 and 2022)	(7,796)	(9,304)
Differences in jurisdictional tax rates	(1,465)	(1,671)
Valuation allowance	8,452	10,015
Non-deductible expenses	1,059	803
Other	(321)	(565)
Total income tax benefit	(71)	(722)
Net loss	$(37,050)	$(43,584)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Property and equipment	$685	$690
Deferred revenue	1,453	1,560
Allowance for expected credit losses	3,188	3,917
Intangible assets	(20)	(785)
Non-deductible expenses	12,280	10,371
Warranty and other reserves	1,221	1,806
Other	1,373	1,020
Loss carryforwards	54,268	46,709
Valuation allowance	(73,416)	(64,341)
Total deferred tax assets	$1,032	$947
Deferred tax liabilities:
Deferred revenue	$15	$—
Total deferred tax liabilities	$15	$—

As of December 31, 2023, the Company had federal, state and foreign non-operating loss (“NOL”) carryforwards of approximately $217,643 ($191,313 in 2022). The use of these NOL carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the IRC and similar state provisions; however, a complete analysis of the limitation of the NOL carryforwards will not be complete until the time the Company projects it will be able to utilize such NOLs. The NOL carryforwards expire between 2023 and indefinitely, and valuation allowances have been reserved, where necessary. The Company also had federal and state research and development credit carryforwards of approximately $377 and $nil as of December 31, 2023. The federal credits will expire starting in 2025 if not utilized. The state credits have no expiration date.

We may recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. During the year, the Company determined that $1,032 of future tax benefits met this criterion.

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

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Tax years 2017 through 2023 remain open to examination by the Internal Revenue Service for U.S. federal tax purposes.

Uncertain Tax Positions

The activity related to gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022
Balance as of the beginning of the year	$83	$36
Increases related to tax positions in prior period	30	47
Increases related to tax positions taken during the current period	—	—
Balance as of the end of the year	$113	$83

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. If recognized, the impact on the Company’s effective tax rate would not be material due to the full valuation allowance. Management believes that there will not be any significant changes in the Company’s unrecognized tax benefits in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties, if applicable, are included in accrued expenses and other current liabilities in the consolidated balance sheets. For the years ended December 31, 2023 and 2022, the Company did not recognize any accrued interest and penalties.

The activity related to the tax effected amount of the recognized tax position as follows:

	Year Ended December 31,
	2023	2022
Balance as of the beginning of the year	$(376)	$(563)
Increases related to tax positions in prior period	—	—
Reduction related to tax position taken during the current period	376	210
Increase related to interest expense	—	(23)
Balance as of the end of the year	$—	$(376)

The Company has derecognized the full amount of the potential tax liability plus interest as the uncertain tax position is statute barred as of December 31, 2023.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Year Ended December 31,
	2023	2022
United States	$43,454	$52,101
International	32,900	47,396
Total revenue	$76,354	$99,497

As of December 31, 2023, long-lived assets in the amount of $8,705 were located in the United States and $1,063 were located in foreign locations. As of December 31, 2022, long-lived assets in the amount of $12,346 were located in the United States and $1,431 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.	Lease revenue - includes all system sales with typical lease terms of 36 months.

2.	System revenue - includes all systems sales with payment terms within 12 months.

3.	Product revenue - includes skincare, hair and other consumables payable upon receipt.

4.	Service revenue - includes NeoGraft technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Year Ended December 31,
	2023	2022
Lease revenue	$20,504	$35,267
System revenue	41,874	47,906
Product revenue	10,563	13,316
Service revenue	3,413	3,008
Total revenue	$76,354	$99,497

17. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and parties related through employment.

Distribution agreements

On  January 1, 2018, the Company entered into a Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will distribute the Company’s products in Thailand. A former senior officer of the Company is a 30.0% shareholder of TBC. For the year ended December 31, 2023 and 2022, TBC purchased products in the amount of $322 and $951, respectively, under this distribution agreement. These sales are included in products and services revenue. These sales are included in products and services revenue. TBC is no longer a related party as of December 31, 2023.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd. ("Venus Singapore"). On  January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Aexel Biomed will continue to distribute the Company’s products in Singapore. A former senior officer of the Company is a 45.0% shareholder of Aexel Biomed. During the year ended December 31, 2023 and 2022, Aexel Biomed purchased products in the amount of $122 and $441, respectively, under the distribution agreement. These sales are included in products and services revenue. Aexel Biomed is no longer a related party as of December 31, 2023.

18. SUBSEQUENT EVENTS

Note Purchase Agreement

On January 18, 2024, the Company, Venus USA, Venus Canada and Venus Ltd (the “Guarantors”) entered into a Note Purchase and Registration Rights Agreement (the “Note Purchase Agreement”) with EW Healthcare Partners, L.P. (“EW”) and EW Healthcare Partners-A, L.P. (“EW-A,” and together with EW, the “Investors”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Investors $2,000,000 in aggregate principal amount of secured subordinated convertible notes (the “2024 Notes”).

The terms of the 2024 Notes are described below under “2024 Notes.” The 2024 Notes are secured by a Guaranty and Security Agreement, dated January 18, 2024 (the “Security Agreement”), the terms of which are described below under “Security Agreement.”

Under the Note Purchase Agreement, the Company is required to file one or more demand shelf registration statements registering the resale of the shares of the Company’s common stock issuable upon conversion of the 2024 Notes. The Company is required to file the initial registration statement no later than March 18, 2024 and cause such registration statement to be declared effective by the SEC as soon as practicable thereafter.

The Note Purchase Agreement contains customary representations, warranties and covenants by the Company, as well as indemnification obligations of the Company, including for liabilities under the Securities Act and other obligations of the parties.

2024 Notes

The 2024 Notes accrue interest at a rate equal to the 90-day adjusted term Secured Overnight Financing Rate (SOFR) plus 8.50% per annum; provided, however, that if there is an Event of Default (as defined below), the then-applicable interest rate will increase by 4.00% per annum. Interest is payable in kind in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on March 31, 2024. The 2024 Notes mature on December 9, 2025, unless earlier redeemed or converted, at which time all outstanding principal and interest is payable in cash, except as described below.

At any time prior to the maturity date, a holder may convert the 2024 Notes at their option into shares of common stock at the then-applicable conversion rate. The initial conversion rate is 799.3605 shares of common stock per $1,000 principal amount of 2024 Notes, which represents an initial conversion price of approximately $1.251 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments.

The 2024 Notes are redeemable, in whole and not in part, at the Company’s option at any time, at a redemption price equal to the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, to, the redemption date, plus a redemption premium. The Company’ redemption option is subject to satisfaction of the conditions set forth in the 2024 Notes, including that a registration statement covering the resale of the shares of common stock issuable upon conversion of the 2024 Notes is effective and available for use.

The 2024 Notes have customary provisions relating to the occurrence of “Events of Default,” as defined in the 2024 Notes. If an Event of Default occurs, then the Investors may, subject to the terms of the CNB Subordination Agreement (as defined below), (i) declare the outstanding principal amount of the 2024 Notes, all accrued and unpaid interest and all other amounts owing under the 2024 Notes and other transaction documents entered into in connection therewith to be immediately become due and payable, without any further action or notice by any person, and (ii) exercise all rights and remedies available to them under the 2024 Notes, the Security Agreement and any other document entered into in connection with the foregoing.

The 2024 Notes constitute the Company’s secured, subordinated obligations and are (i) equal in right of payment with the Company’s existing and future senior unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2024 Notes; and (iii) subordinated to the Company’s existing secured indebtedness in a manner consistent with the Existing Subordination Agreements (as defined below).

Security Agreement

On January 18, 2024, the Company and the Guarantors entered into the Security Agreement with EW, as collateral agent. Pursuant to the Security Agreement, the Guarantors jointly and severally guaranteed to the Investors the prompt payment of all outstanding amounts under the 2024 Notes when due. The Guarantors also granted to the Investors a security interest in substantially all of their assets to secure the obligations under the 2024 Notes.

Pursuant to the Security Agreement, during the continuance of an Event of Default under the 2024 Notes, if the Company is unable to repay all outstanding amounts under the 2024 Notes, the Investors may, subject to the terms of the CNB Subordination Agreement (as defined below), foreclose on the collateral to collateralize such indebtedness. Any such foreclosure could significantly affect the Company’s ability to operate its business.

The Security Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants include restrictions on the Company’s ability, to incur, create or permit to exist additional indebtedness, or liens, and to make certain changes to its ownership structure, in each case without the Investor’s consent.

CNB Subordination Agreement

On January 18, 2024, the Company and the Guarantors entered into a Subordination of Debt Agreement (the “CNB Subordination Agreement”) with CNB and the Investors.

The CNB Subordination Agreement provides that the 2024 Notes are subordinated to the Company’s existing secured indebtedness with CNB, in a manner consistent with the subordination of the Secured Subordinated Convertible Notes, dated October 4, 2023 (the “Madryn Notes”), issued to Madryn pursuant to those certain existing Subordination of Debt Agreements, dated as of December 8, 2020 entered into by the Company and the Guarantors, CNB, and Madryn (the “Existing Subordination Agreements”). The 2024 Notes and the Madryn Notes are secured by the same collateral, except that the 2024 Notes also receive a first priority perfected security interest and lien on the Company’s right to receive certain amounts from the Internal Revenue Service in respect of certain employee retention credits claimed by the Company (defined in the Notes as the “ERC Claim”).

Loan Modification Agreement

On January 18, 2024, the Company and the Guarantors entered into a Loan Modification Agreement (the “Loan Modification Agreement”) with CNB and Madryn. The Loan Modification Agreement amends the Loan and Security Agreement, dated December 8, 2020, between Venus USA and CNB (the “Original Main Street Loan Agreement”) to, among other things, satisfy the 2023 Minimum Deposit Requirements (as defined in the Loan Modification Agreement) and defer the testing of the Minimum Deposit Relationship obligations set forth in the Original Main Street Loan Agreement for the monthly periods ending on January 31, 2024, February 28, 2024 and March 31, 2024 until April 30, 2024.

Review of Strategic Alternatives

On January 24, 2024, the Company announced that its Board is evaluating potential strategic alternatives to maximize shareholder value. As part of the process, the Board is considering a full range of strategic alternatives, which may include one or more financings, mergers, reverse mergers, other business combinations, sales of assets, licensings or other transactions.

There can be no assurance that the evaluation of strategic alternatives will result in any transaction, nor can there be any assurance regarding any transaction’s timing or ultimate outcome. The Company has not set a timetable for completion of the process and does not intend to disclose developments related to the process unless and until the Company executes a definitive agreement with respect thereto, or the Board otherwise determines that further disclosure is appropriate or required.

Registered Direct Offering

On February 22, 2024, the Company, entered into a securities purchase agreement (the “SPA”) with certain institutional investors (each, a “2024 Investor”), pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 817,748 shares of the Company’s common stock, at a price of $1.465 per share and (ii) in a concurrent private placement, warrants  to acquire up to an aggregate of 817,748 shares of Common Stock (the “2024 Investor Warrants”), at an initial exercise price of $1.34 per share (the “Offering”).

The Shares were offered at-the-market under Nasdaq rules and pursuant to the Company’s shelf registration statement on Form S-3 initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act, on October 15, 2021 and declared effective on October 25, 2021.

The 2024 Investor Warrants (and the shares of common stock issuable upon the exercise of the 2024 Investor Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements provided under Section 4(a)(2) of the Securities Act. The 2024 Investor Warrants are exercisable upon issuance and will expire five years from the issuance date, and in certain circumstances may be exercised on a cashless basis. If the Company fails for any reason to deliver shares of common stock upon the valid exercise of the 2024 Investor Warrants within the prescribed period set forth in the 2024 Investor Warrants, the Company is required to pay the applicable holder liquidated damages in cash as set forth in the 2024 Investor Warrants.

A holder is not be entitled to exercise any portion of a 2024 Investor Warrant, if, after giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates and any other persons whose beneficial ownership of Common Stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Exchange Act would exceed 4.99%, or at the election of a 2024 Investor 9.99%, of the common stock outstanding after giving effect to the exercise. Such 4.99% limitation may be increased at the holder’s election upon 61 days’ notice to the Company, provided that such percentage may not exceed 9.99%.

On February 27, 2024, the Company closed the Offering, raising gross proceeds of approximately $1.2 million before deducting placement agent fees and other offering expenses payable by the Company.

Under the SPA, no later than March 8, 2024, the Company is required to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) registering the resale of the shares of common stock issued or issuable upon exercise of the 2024 Investor Warrants. The Company is required to use commercially reasonable efforts to cause such registration to become effective within 45 days of the closing date of the Offering (or within 75 days following the closing of the Offering in case of “full review” of the registration statement by the SEC), and to keep the registration statement effective at all times until no 2024 Investor owns any 2024 Investor Warrants or shares issuable upon exercise thereof.

The SPA contains customary representations, warranties and covenants by the Company, among other customary provisions.

H.C. Wainwright & Co., LLC (“HCW”) acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 57,242 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are similar to the 2024 Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $1.8313 per share.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of December 31, 2023, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.         Other Information.

Rule 10b5-1 Trading Plans

None.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Board of Directors

The Company’s business and affairs are governed by its Board. The Board consists of eight directors. The Board has full authority to act on behalf of the Company. The Board acts collectively through meetings, committees and executive officers it appoints. In addition, the Company employs a staff of professionals to manage the day-to-day business of the Company. The members of the Board and the executive officers are identified below.

Directors and Executive Officers

Name	Age	Position(s)
Directors
Scott Barry	51	Chair of the Board
Fritz LaPorte	53	Director
Louise Lacchin	66	Director
Keith Sullivan	65	Director
Anthony Natale, M.D.	50	Director
S. Tyler Hollmig, M.D.	42	Director
Garheng Kong, M.D.	48	Director
Rajiv De Silva	57	Chief Executive Officer and Director

Name	Age	Position(s)
Executive Officers
Rajiv De Silva	57	Chief Executive Officer and Director
Domenic Della Penna	62	Executive Vice President & Chief Financial Officer
Hemanth Varghese	48	President & Chief Operating Officer
Ross Portaro	61	Executive Vice President & General Manager, Global Sales & Marketing
Anna Georgiadis	52	Chief Human Resources Officer
Michael Mandarello	39	General Counsel and Corporate Secretary
William McGrail	61	Executive Vice President, Technical Operations & Compliance

Scott Barry has served as a member of the Company’s Board and the Chair of the Board since November 2019 and as a director of Venus Concept Ltd. from June 2017 until November 2019. Mr. Barry joined EW Healthcare Partners in 2006 and has been a Managing Director of EW Healthcare Partners since 2012. Prior to joining EW Healthcare, Mr. Barry worked at Novartis Pharma AG where he most recently served as the Global Head of Pharma M&A and Collaborations. He was responsible for global acquisitions, equity investments and corporate partnerships across all therapeutic areas. Prior to joining Novartis, Mr. Barry was a director for Century Capital Associates LLC, a boutique healthcare investment bank and consulting firm, where he focused on mergers and acquisitions, strategic partnering and financing transactions. Previously, he held positions at KPMG LLP in their healthcare corporate finance and assurance services groups. Mr. Barry serves as a director of current EW Healthcare portfolio companies including Breg, Inc. and Metabolon, Inc. He previously served on the boards of directors of Orthovita Inc. (NASDAQ:VITA), which was acquired by Stryker Corporation, Victory Pharma, Inc., which was acquired by Shiongi, Inc., and Velcera, Inc., which was acquired by Perrigo Company plc. Mr. Barry has a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration from New York University. Venus Concept believes that Mr. Barry is qualified to serve on the Company's Board based on his experience investing in healthcare companies and his experience on boards of directors in the healthcare and medical device industries.

Fritz LaPorte has served as a member of the Company’s Board since November 2019 and as a director of Venus Concept Ltd. from August 2015 until November 2019. Mr. LaPorte is a Partner at Dovere Advisory Group, LLC, which he co-founded in October 2014 to guide early-stage operating growth companies primarily in the medical device and healthcare sectors, in creating and sustaining value while reducing risk in the process. Mr. LaPorte co-founded MAKO Surgical Corp., an orthopedic surgical robotic company, in November 2004 and served as its Senior Vice President, Chief Financial Officer and Treasurer until December 2013, when it was acquired by Stryker Corporation (formerly NASDAQ:MAKO). Mr. LaPorte subsequently served as Vice President and Chief Financial Officer of Stryker Corporation – Stryker Mako Business Unit from December 2013 until June 2014 to assist in the integration of MAKO Surgical Corp. into Stryker Corporation. Since January 2018, he has served on the board of directors of Holy Cross Health in Fort Lauderdale, Florida and, from January 2021 through December 2023, served as the chair of Holy Cross’s board of directors. From October 2021 Through April 2023, he served on the board of directors of LAVA Acquisition Corp. (formerly Nasdaq: LVACU), a special purpose acquisition company targeting the medtech sector and served as chair of its audit committee. Mr. LaPorte holds a Bachelor of Business Administration in Accounting from Florida Atlantic University. Venus Concept believes Mr. LaPorte is qualified to serve on the Company's Board based on his extensive financial and operational experience, including his leadership, management and accounting experience in the medical device field.

Louise Lacchin has served as a member of the Company's Board since November 2019 and as a director of Venus Concept Ltd. from August 2015 until November 2019. Prior to joining Venus Concept Ltd.’s board of directors, Ms. Lacchin was a director and the treasurer and chair of the finance committee at Sheena’s Place from October 2011 until May 2015. From 1983 until 2010 Ms. Lacchin held various positions with Loblaw Companies Limited (TSX:L), and its parent, George Weston Limited (OTCMKTS:WNGRF) (“Weston”). Most recently, from 2007 until 2010, Ms. Lacchin was Executive Vice President of Finance at Weston with direct responsibility over Weston’s and Loblaw’s corporate treasury, tax, insurance and risk, pension and benefits and commodity risk management departments and Weston’s financial reporting, corporate development and other corporate office departments. Ms. Lacchin served as chair of Weston’s disclosure committee from 2008 until 2010. In 2006, Ms. Lacchin was named one of the TOP 100 Canada’s™ Most Powerful Women. Ms. Lacchin holds a B.A. in Economics and Accounting from Algoma University and an MBA in Accounting and Finance from McMaster University. Venus Concept believes that Ms. Lacchin is qualified to serve on the Company's Board based on her extensive financial, accounting and executive management experience.

Keith J. Sullivan has served as a member of the Company’s Board since July 2018 and as its Chief Commercial Officer from November 2018 until November 2019. Mr. Sullivan is currently the President and Chief Executive Officer of Neuronetics, Inc., a medical device company serving the needs of patients suffering with depression and other mental health conditions. Mr. Sullivan has previously served as Chief Commercial Officer and President, North America of ZELTIQ Aesthetics, Inc., a medical technology company focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform under the Coolsculpting® brand, from January 2016 until the acquisition of ZELTIQ by Allergan, Inc. in April 2017. Mr. Sullivan served as Senior Vice President and Chief Commercial Officer of ZELTIQ from November 2014 until January 2016 and as Senior Vice President of Worldwide Sales and Marketing from July 2013 through October 2014. Mr. Sullivan, who has more than 30 years of senior sales leadership experience in the medical device industry, has previously held leadership positions with Medicis Pharmaceuticals, Reliant Technologies, Medtronic, Vision Quest Laser Center and Coherent Medical. Mr. Sullivan currently serves on the board of directors of Neuronetics and Cutera, Inc. (NASDAQ: CUTR), and formerly served on the board of directors of Sientra, Inc. from June 2017 to April 2023. Mr. Sullivan received a Bachelor of Business Administration from the College of William and Mary. Venus Concept believes Mr. Sullivan is qualified to serve on the Company's Board based his experience in the aesthetic medical device industry.

Anthony Natale, M.D. has served as a member of the Company's Board since November 2019 and as a director of Venus Concept Ltd. from December 2014 until November 2019. Dr. Natale has served as a Managing Partner at Aperture Venture Partners, a healthcare venture capital firm, since 2010. From 2006 until 2010 and 2002 until 2006, respectively, Dr. Natale was a Partner at Prism Ventures and MDS Capital, where he made and managed healthcare venture investments. He has been a founder, director and/or lead investor of numerous venture-backed life sciences companies. Dr. Natale currently serves on the board of directors of Neuros Medical, XII Medical, ENT Specialty Partners and KOKO Medical. He previously served on the board of directors of LAVA Medtech Acquisition Corp. and has had board roles at multiple portfolio companies, including Xlumena, Spirox, Mako Surgical, Inspire Medical, Avedro, Otonomy and Entrigue Surgical. He holds a B.A. from the University of Virginia, an M.D. from the University of Florida and an M.B.A. from Yale University. Prior to transitioning into venture capital, Dr. Natale trained in General Surgery and Otolaryngology/Head and Neck Surgery at the University of Connecticut and Hartford Hospital. Venus Concept believes that Dr. Natale is qualified to serve on the Company's Board based on experience investing in healthcare companies, his experience on boards of directors in the healthcare industry, and his medical training.

Stanley Tyler Hollmig, M.D. has served on the Company’s Board since January 2022. Dr. Hollmig is Director of Dermatologic Surgery and Director of Laser & Cosmetic Dermatology at Dell Medical School at the University of Texas and Ascension Texas. Dr. Hollmig returned to Stanford to join the medical faculty as Mohs surgeon and Director of Laser and Aesthetic Dermatology for five years and then was recruited to the University of Texas and Ascension Seton to become the Director of Dermatologic surgery and Director of Laser and Cosmetic Dermatology. Outside of his busy clinical practice, Dr. Hollmig serves on the medical advisory boards of Proven Skincare and Happy 2nd Birthday Skincare, and as a Key Opinion Leader (KOL) for Sciton and Lumenis. Dr. Hollmig attended Duke University, graduating magna cum laude, and attended medical school at the University of Texas Southwestern, graduating as valedictorian. He underwent dermatology residency training at Stanford University, followed by a fellowship in Mohs and Dermatologic Surgery at the Medical University of South Carolina in Charleston. Venus Concept believes Dr. Hollmig is qualified to serve on the Company's Board based on his extensive experience as a national leader in aesthetic and surgical dermatology and his experience working with successful companies in this field.

Garheng Kong, M.D., Ph.D. has served as a member of the Company’s Board since November 2019 and as a director of Venus Concept Ltd. from June 2017 until November 2019. Dr. Kong has been the managing partner of HealthQuest Capital, a healthcare investment firm, since July 2013. He was a general partner at Sofinnova Ventures, a venture firm focused on healthcare, from September 2010 until December 2013. From 2000 until September 2010, he was at Intersouth Partners, a venture capital firm, most recently as a general partner, where he was a founding investor or board member for multiple healthcare companies, several of which were acquired by large healthcare companies. Dr. Kong also served on the board of directors of Alimera Sciences, Inc. (NASDAQ:ALIM), a biopharmaceutical company, from 2012 until 2023, Laboratory Corporation of America Holdings (NYSE:LH), a healthcare company, since December 2013, and Xeris Pharmaceuticals (NASDAQ: XERS), a biopharmaceutical company, since October 2021. Dr. Kong holds a B.S. from Stanford University and an M.D., Ph.D. and M.B.A. from Duke University. Venus Concept believes that Dr. Kong is qualified to serve on the Company's Board based on his experience investing in healthcare companies, his experience on boards of directors in the medical industry, and his medical training.

Rajiv De Silva has served as the Company’s Chief Executive Officer and director since October 2022. Mr. De Silva brings extensive executive experience and expertise in the fields of dermatology, aesthetics, pharmaceuticals, medical devices and healthcare. He currently serves as the Chairman of the board of directors of Covis Pharma, a multinational specialty pharmaceutical company, and is a co-founder of Asiri Skincare, a privately held company focused on topical consumer therapeutic skincare products. He has previously served as President, Chief Executive Officer, and Director of Endo International Plc, a publicly traded, multinational pharmaceutical corporation, as well as President of Valeant Pharmaceuticals International (now Bausch Health), where he also served as Chief Operating Officer of the company’s Specialty Pharmaceuticals business, including its dermatology and aesthetics unit. Prior to that, Rajiv held various leadership positions within Novartis AG, including President of Novartis Pharma Canada. Mr. De Silva began his career in healthcare at McKinsey & Company in 1995, where he rose to Partner. Venus Concept believes Mr. De Silva is qualified to serve on the Company's Board based on his extensive management experience in the medical and aesthetic industries and his role as the Chief Executive Officer of Venus Concept.

Domenic Della Penna has served as the Company’s Executive Vice President and Chief Financial Officer since February 2023.  Previously, Mr. Della Penna served as the Company’s Chief Financial Officer since November 2019 and served in the same role at Venus Concept Ltd. from September 2017 until November 2019. Prior to joining Venus Concept, Mr. Della Penna served as Chief Financial Officer of Intellipharmaceutics International Inc. (Nasdaq: IPCI; and TSX:IPCI) from November 2014 until September 2017 and as Chief Financial Officer of Teva Canada Ltd., a subsidiary of Teva Pharmaceuticals Industries Ltd (NYSE:TEVA), from December 2010 until September 2014. Mr. Della Penna is a C.A., CPA and holds a BBA and MBA from the Schulich School of Business at York University (Toronto).

Hemanth Varghese, Ph.D, CFA has served as the Company’s President and Chief Operating Officer since October 2023.  Previously, Dr. Varghese served as the Company’s President and Chief Innovation & Business Officer since February 2023. Previously, Dr. Varghese served as the Company’s President and Chief Business Officer since October 2022. Before joining Venus Concept, Dr. Varghese served as Senior Vice President of Strategy & Operations at HLS Therapeutics from 2017 until 2022. He previously worked for Endo International Plc, a multinational healthcare company, from 2014 until 2017 as President of International Pharmaceuticals and Executive Vice President of Corporate Development & Strategy. From 2009 until 2014, Dr. Varghese served as General Manager of Vision Care at Bausch & Lomb and Senior Vice President of Corporate Development at Valeant Pharmaceuticals (now Bausch Health). He has also held leadership roles in venture capital and corporate development enterprises with a specialization in healthcare technology, medical devices, and imaging modalities. Dr. Varghese has an Honors BSc and a PhD in Medical Biophysics from Western University and is a CFA charter holder.

Ross Portaro has served as the Company’s Executive Vice President & General Manager, Global Sales & Marketing since February 2023. Previously, he served as the Company’s President of Global Sales from October 2021 until February 2023. Before becoming the Company’s President of Global Sales, Mr. Portaro served as the Vice President (EMEA) for Venus Concept from May 2021 until October 2021. Before joining Venus Concept in May 2021, Mr. Portaro served various executive roles at Candela Laser Corporation from January 2016 until May 2021. This included service for Candela Laser Corporation from October 2019 until May 2021 as the Vice President of EMEA Direct, from January 2018 until October 2019 as the Global Vice President of the Surgical Business Unit, and from January 2016 until January 2018 as the Global Vice President of Profound. From April 2014 until January 2016, Mr. Portaro served as Senior Vice President of Sales for BioPharmx. Mr. Portaro is an industry veteran previously working for Coherent Lasers, Cutera Inc., Lumenis Inc., TRIA Beauty, Medicis Inc, and Merz Inc. (formerly Ulthera). Mr. Portaro earned his Bachelor of Science degree in Commerce from the University of Virginia in 1984.

Anna Georgiadis has served as the Company’s Chief Human Resources Officer since February 2023.  Previously, Ms. Georgiadis served as the Company’s Vice President of Global Human Resources since November 2019 and served in the same role at Venus Concept Ltd. from September 2018 until November 2019. Prior to joining Venus Concept, Ms. Georgiadis served as Senior Director of Telecom and Sales Enablement at Loblaw Companies Limited (OTCMKTS:LBLCF) where her responsibilities included human resources, training, internal communications, sales enablement and P&L responsibilities in various business units, from January 2008 until September 2018. Ms. Georgiadis earned a Bachelor of Arts from the University of Toronto and holds a Certificate in HR Management from the Human Resources Professionals Association.

Michael Mandarello has served as the Company’s General Counsel and Corporate Secretary since September 2021. Mr. Mandarello served as the Company’s Head of Legal and Corporate Secretary from September 2020 until September 2021, and as its Associate General Counsel from November 2019 until September 2020, and in the same role with Venus Concept Ltd. from October 2019 until November 2019. Before joining Venus Concept, Mr. Mandarello practiced business law in progressive in-house roles, serving as Corporate Counsel at Walmart Canada Corp. from 2015 until 2019 and Legal Counsel to the Toronto Organizing Committee for the 2015 Pan-Am Games. Mr. Mandarello began his legal career in 2011 with Osler, Hoskin & Harcourt LLP in its Corporate Law group. Mr. Mandarello earned his Juris Doctor from the University of Windsor, Faculty of Law in 2010, graduating in the top 5th percentile, and also holds an Honors Bachelor of Arts Degree from the University of Toronto, graduating with High Distinction in 2007. Michael was called to the Bar of Ontario in 2011.

William McGrail has served as the Company’s Executive Vice President, Technical Operations and Compliance since November 2023. Previously, Mr. McGrail served as Senior Vice President, Technical Operations and Compliance from February 2023 until October 2023 and the Company’s Vice President, Global Regulatory Affairs and Quality Assurance from October 2021 until January 2023. Mr. McGrail served as Principal Consultant for McGrail Consulting, LLC, from January 2014 until September 2021. During that time, Mr. McGrail served as Vice President Regulatory Affairs & Quality Assurance at Linus Health, Inc from 2018 until 2021, Vice President, Regulatory Affairs & Quality Assurance at ROM Technologies, Inc. from 2017 until 2020, Vice President Quality and Regulatory Assurance at Infobionic, Inc. from 2016 until 2017 and Vice President Regulatory Affairs at Labstyle Innovations, Ltd. from 2014 until 2016. Mr. McGrail served as Vice President, Research & Development, Clinical, Quality and Regulatory at Agamatrix, Inc. from 2011 until 2014, Vice President, Research & Development, Clinical & Regulatory at Eleme Medical, Inc. from 2007 until 2011. Mr. McGrail was employed by Candela Corporation from 1987 until 2007. While at Candela Mr. McGrail served as Senior Vice President, Operations from 2003 until 2007, Vice President, Research & Development and Operations from 2000 until 2003, Vice President, Development Engineering from 1998 until 2000, Hardware/Software Design Engineer and Project Manager from 1987 until 1998. Mr. McGrail earned a Master of Business Administration degree from Boston University and a Bachelor of Science in Electrical Engineering degree from the University of Lowell.

Corporate Governance

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at http://ir.venusconcept.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Corporate Governance Guidelines

We believe in sound corporate governance practices and have adopted formal corporate governance guidelines to enhance our effectiveness. Our Board adopted these corporate governance guidelines in order to ensure that it has the necessary practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The corporate governance guidelines are also intended to align the interests of directors and management with those of our stockholders. The corporate governance guidelines set forth the practices our Board follows with respect to the composition of the Board, the composition of the committees of the Board, the selection of Board committee members, meetings of the Board, Chief Executive Officer performance evaluation and succession planning. A copy of our corporate governance guidelines is available on our website at http://ir.venusconcept.com.

Cybersecurity

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Board has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. The Board is assisted by the Audit Committee, which is responsible for the oversight of risks from cybersecurity threats and regularly reviews our Company’s risk matrices, including cybersecurity, with management and reports to the Board. Cybersecurity reviews by the Audit Committee or the Board generally occur at least annually, or more frequently as determined to be necessary or advisable. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. As noted above, if a significant cybersecurity incident occurs, the Steering Committee will report same promptly to the Board on an ad hoc and as-needed basis. Otherwise, management reports cybersecurity risks and developments to the Board quarterly.

Independence of the Board of Directors

As required under the Nasdaq rules and regulations, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by such board. Our Board consults with the Company’s legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other applicable laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

Consistent with these considerations, our Board has determined that all of our directors, other than Rajiv De Silva, qualify as “independent” directors in accordance with the Nasdaq requirements. Mr. De Silva is not considered independent because he is an employee of the Company. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board considered information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. All of the committees of our Board are comprised entirely of directors determined by the Board to be independent within the meaning of Nasdaq and SEC rules and regulations applicable to the members of such committees.

Board Committees

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

During the 2023 fiscal year, the audit committee met four times. The current members of our audit committee are Louise Lacchin, Fritz LaPorte and Anthony Natale, M.D. Ms. Lacchin serves as the chair of the audit committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Mr. LaPorte is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our Board has determined that each of Louise Lacchin, Fritz LaPorte and Anthony Natale, M.D. are independent under the applicable rules of the SEC and Nasdaq. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq rules. A copy of the audit committee charter is available to security holders on the Company’s website at http://ir.venusconcept.com.

.

The audit committee assists the Board with its oversight of cybersecurity risk. The audit committee is responsible for the oversight of risks from cybersecurity threats and regularly reviews our Company’s risk matrices, including cybersecurity, with management and reports to the Board.

Compensation Committee

Our compensation committee oversees policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and approves or recommends corporate goals and objectives relevant to compensation of our executive officers (other than our Chief Executive Officer), evaluates the performance of these officers in light of those goals and objectives and approves the compensation of these officers based on such evaluations. The compensation committee also reviews and approves or makes recommendations to our Board regarding the issuance of stock options and other awards under our incentive plans to our executive officers (other than our Chief Executive Officer). The compensation committee reviews the performance of our Chief Executive Officer and makes recommendations to our Board with respect to his compensation and our Board retains the authority to make compensation decisions relative to our Chief Executive Officer. The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter.

During the 2023 fiscal year, the compensation committee met three times. The current members of our compensation committee are Fritz LaPorte, Louise Lacchin and Keith Sullivan. Mr. LaPorte serves as the chair of the compensation committee. Each of the members of our compensation committee is independent under the applicable rules and regulations of Nasdaq, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq rules. A copy of the compensation committee charter is available to security holders on the Company’s website at http://ir.venusconcept.com.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. In addition, the nominating and corporate governance committee is responsible for ensuring that the Board has the requisite expertise, its membership consists of persons with sufficiently diverse and independent backgrounds, overseeing our corporate governance policies and reporting and making recommendations to our Board concerning governance matters.

During the 2023 fiscal year, the nominating and corporate governance committee met one time. The current members of our nominating and corporate governance committee are Scott Barry, Garheng Kong, M.D. and Anthony Natale M.D. Dr. Kong serves as the chair of the nominating and corporate governance committee. Each of the members of our nominating and corporate governance committee is an independent director under the applicable rules and regulations of Nasdaq relating to nominating and corporate governance committee independence. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq rules. A copy of the nominating and corporate governance committee charter is available to security holders on the Company’s website at http://ir.venusconcept.com.

Stockholder Nominations

The nominating and corporate governance committee will consider director candidates recommended by stockholders. For a stockholder to make any nomination for election to the Board at an annual meeting, the stockholder must provide notice to the Company in accordance with our bylaws, which notice must be delivered to, or mailed and received at, the Company’s principal executive offices not less than 90 days and not more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting; provided, that if the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, the stockholder’s notice must be delivered, or mailed and received, not later than 90 days prior to the date of the annual meeting or, if later, the 10th day following the date on which public disclosure of the date of such annual meeting is made. Further updates and supplements to such notice may be required at the times, and in the forms, required under our bylaws. As set forth in our bylaws, submissions must include the name and address of the proposed nominee, information regarding the proposed nominee that is required to be disclosed in a proxy statement or other filings in a contested election pursuant to Section 14(a) under the Exchange Act, information regarding the proposed nominee’s indirect and direct interests in shares of the Company’s common stock, and a completed and signed questionnaire, representation and agreement of the proposed nominee. Our bylaws also specify further requirements as to the form and content of a stockholder’s notice. We recommend that any stockholder wishing to make a nomination for director review a copy of our bylaws, as amended and restated to date, which is available, without charge, from our General Counsel and Corporate Secretary, at 235 Yorkland Blvd., Suite 900, Toronto, Ontario M2J 4Y8.

Employee, Officer and Director Hedging

The Company’s Insider Trading Policy prohibits hedging transactions involving the Company’s equity securities, including but not limited to zero-cost collars and forward sale contracts. This policy applies to all officers, directors, employees and certain consultants of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance Delinquent Section 16(A) Reports

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, except as described below, the Company believes that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 2023.

Item 11.	Executive Compensation.

The following is an overview of the compensation arrangements of our named executive officers (“NEOs”). This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. As a “smaller reporting company”, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

Our compensation committee, which is appointed by our Board, is responsible for establishing, implementing and monitoring our compensation philosophy and objectives. We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. We have structured the compensation programs for our executives around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our NEOs for fiscal year 2023 are as follows, and their current and former positions with the Company are listed next to their name:

•	Rajiv De Silva, Chief Executive Officer;

•	Hemanth Varghese, President and Chief Operating Officer; and

•	Ross Portaro, Executive Vice President & General Manager, Global Sales & Marketing.

Summary Compensation Table

The following table sets forth total compensation for our NEOs during 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Rajiv De Silva Chief Executive Officer	2023	525,000	315,000	—	—	—	2,625	842,625
	2022	131,250	80,700	684,090	—	—	2,625	898,655
Hemanth Varghese(2) President and Chief Operating Officer	2023	374,418	208,250	—	—	—	—	582,668
	2022	76,174	182,000	142,560	—	—	—	400,734
Ross Portaro Executive Vice President & General Manager, Global Sales & Marketing	2023	300,000	144,000	17,382	—	140,622	—	602,004
	2022	300,000	12,300	55,887	34,500	227,600	150	630,438

(1)	Amounts shown represent the grant date fair value of options or stock awards granted as calculated in accordance with ASC Topic 718, Stock-based compensation. See Part II, Item 8, Note 14 "Stockholders' Equity" of the audited consolidated financial statements for the assumptions used in calculating these amounts.
(2)

The amounts for Dr. Varghese’s Salary, Bonus, and All Other Compensation are presented in US dollars. Bonus amounts are approved by the Board in US dollars and are presented as such. All Other Compensation amounts are paid in Canadian dollars and were translated to US dollars based upon the following average annual exchange rates per US dollar, as applicable and as published by www.ofx.com: 2023 – 1.3503 and 2022 – 1.3012.

(3)	The stock awards were comprised of RSUs, which were granted in 2022 for performance in 2021. The fair value of each RSU award granted was calculated by multiplying the closing trading price on the Nasdaq Global Markets Exchange on the day of grant of the RSU by the number of RSU awards granted.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2023.

Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Rajiv De Silva	10/02/2022(2)	55,001	165,000	6.60	10/02/2032
Hemanth Varghese	10/17/2022(2)	18,334	55,000	4.10	10/17/2032
Ross Portaro	05/25/2021	4,306	2,361	30.15	05/25/2031
	11/12/2021(1)	6,668	6,666	26.10	11/12/2031
	03/25/2022(1)	2,194	2,807	20.70	03/25/2032
	11/10/2022(1)	1,669	4,998	3.18	11/10/2032
	03/24/2023(1)	2,503	10,831	2.82	03/24/2033

(1)

The options subject to this award vest and become exercisable in equal quarterly installment on each quarterly anniversary of the grant date for four years, subject to the holder continuing to provide services to the Company through such vesting date.

(2)	These awards represent an inducement grant made outside of the 2019 Plan as incentive to Mr. De Silva and Dr. Varghese accepting employment with the Company.

Narrative to 2023 Summary Compensation Table and Additional Narrative Disclosure

2023 Salaries

As of December 31, 2023, Mr. De Silva’s annual base salary was $525,000, Dr. Varghese’s annual base salary was $425,000, and Mr. Portaro’s annual base salary was $300,000.

Terms and Conditions of 2023 Annual Bonuses and Retention Awards – Messrs. De Silva, Varghese and Portaro

With respect to the annual bonus opportunity for Messrs. De Silva, Varghese and Portaro, achievement against the predetermined performance objectives, determined by our Board, directly impacts the annual bonus payout and links the compensation of these NEOs with the overall performance of the Company. These objectives are set forth on the management scorecard established by the Company’s Board. For 2023, the management scorecard applicable to Messrs. De Silva, Varghese and Portaro included revenue, gross profit and operating cash flow metrics, product innovation, and operating cost reduction targets. The NEOs are eligible to receive between 80% to 120% of their respective target base bonus, which is determined based on Company performance as measured against the management scorecard. For 2023, Mr. De Silva was eligible for a bonus range with the maximum equal to 90% of his base salary, Dr. Varghese was eligible for a bonus range with a maximum equal to 73.5% of his base salary, and Mr. Portaro was eligible for a bonus range with a maximum equal to 72% of his base salary. The Company’s Board reviews the Company’s actual performance against the metrics established in the management scorecard for the respective year to determine each NEO’s annual cash bonus payout.

While the Company was able to meet or exceed many critical metrics during 2023 and executed well against its transformational plan, a series of factors, including facing challenging capital market conditions to raise capital during the fiscal year, required the Company to alter certain of its fiscal year 2023 business and product roadmap initiatives. In addition, the restructuring of the Company’s debt was a critical objective which required a substantial amount of attention from the Company’s executive team members.

In light of these factors, the compensation committee reviewed the performance metrics established in the 2023 management scorecard.  During this review, it was determined that it was appropriate to update the 2023 management scorecard to accurately reflect the Company’s changing priorities and critical objectives for 2023, including the restructuring of the Company’s debt.

In August 2023, the Board, at the recommendation of the compensation committee, resolved to adjust to the management scorecard accordingly, establishing a revised set of operating objectives that, if achieved, would be reflective of senior management’s ability to successfully steer the Company through a complex phase of the Company’s transformational plan, effect meaningful change in strategy and competitive positioning, implement cash generative solutions and continue to optimize operational capacities.

Against the adjusted management scorecard, the Company met 85.5% of its target. The Company’s achievements included (i) obtaining significant reductions in operating expenses, (ii) notably reducing the Company’s cash burn, (iii) executing business initiatives related to the Company’s on-going transformation, and (iv) progressing the Company’s innovation strategy through the commercial release of Venus Versa Pro in the United States. Based on the Board’s assessment of the Company’s performance, the performance of each of the Messrs. De Silva, Varghese and Portaro, the important achievements described above, and the existence of significant challenges to the business, discretionary cash awards in the amounts of $315,000, $208,250, and $144,000 respectively were awarded for performance in 2023. These awards are payable by or before the end of the third quarter of fiscal year 2024.

Terms and Conditions of 2024 Transaction Completion Bonuses – Messrs. De Silva, Varghese and Portaro

On February 8, 2024, the Board approved the award of transaction completion bonuses to Messrs. De Silva, Varghese and Portaro (each an “Awardee”) to be paid in accordance with transaction completion bonus award letters (each an “Award Letter”) upon completion of a Strategic Transaction (as defined in the Award Letters). The Awardees are each eligible to receive a transaction completion bonus that will be paid in the form of cash and/or cash equivalents in the manner and ratio proscribed by the respective Award Letters. The bonus amounts for each Awardee are subject to a range calculated based on the size of the Strategic Transaction. Mr. De Silva’s transaction completion bonus payment ranges from $500,000 to $1,125,000. Dr. Varghese’s transaction completion bonus payment ranges from $320,000 to $720,000. Mr. Portaro’s transaction completion bonus payment ranges from $120,000 to $270,000.

In addition, each bonus payment is contingent upon the satisfaction of certain terms and conditions set forth in the respective Award Letters, including, but not limited to, (a) the successful completion of a Strategic Transaction resulting in a change of control, as determined by the Board, within the time period prescribed in the Award Letters and (b) the Awardee is an active, full-time employee of the Company, in good standing as determined in the reasonable discretion of the Board, on the Payment Date (as defined in the Award Letters).

Terms and Conditions of Employee Arrangements with our NEOs

Employment Agreements

We have agreements with each of the NEOs. These agreements set forth the terms and conditions of employment of each NEO, including base salary, initial equity award grants, and standard employee benefit plan participation. Our Board or the compensation committee reviews each NEO’s base salary from time to time to ensure compensation adequately reflects the NEO’s qualifications, experience, role and responsibilities.

Venus Concept Inc. employed Mr. De Silva as Chief Executive Officer, beginning in October 2022 and continues as Chief Executive Officer of the Company currently. Mr. De Silva’s employment agreement effective October 2, 2022, provided for an annual base salary of $525,000 and provided for an undefined term. Per his employment agreement he was eligible to receive a prorated discretionary annual target bonus of 75% of his annual base salary, based upon achievement of annual performance targets and is eligible to receive other customary benefits. Mr. De Silva received an inducement grant of stock options upon commencement of employment in 2022 as included above in Outstanding Equity Awards at 2023 Fiscal Year-End Table. Mr. De Silva’s agreement included a non-competition and non-solicitation clause, which continue for 12 months beyond termination. Pursuant to his agreement, upon termination of employment by us for Cause, Mr. De Silva will not be eligible to receive any payments from us.

Venus Concept Inc. employed Dr. Varghese as President & Chief Business Officer, beginning in October 2022 and was promoted to President & Chief Innovation and Business Officer in February 2023 and to President & Chief Operating Officer of the Company on October 16, 2023.  Dr. Varghese’s employment agreement, effective October 17, 2022, as amended on October 16, 2023, provided for an annual salary of $425,000 and provided for an undefined term.  Per his employment agreement, he was eligible to receive a prorated discretionary annual target bonus of 65% of his annual base salary, based upon achievement of annual performance targets and is eligible to receive other customary benefits.  Dr. Varghese received an inducement grant of stock options upon commencement of employment in 2022 as included above in Outstanding Equity Awards at 2023 Fiscal Year-End Table. Dr. Varghese’s agreement included a non-competition and non-solicitation clause, which continue for 12 months beyond termination. Pursuant to his agreement, upon termination of employment by us for Cause, Dr. Varghese will not be eligible to receive any payments from us.

Venus Concept Inc. employed Mr. Portaro as Vice President, EMEA, beginning May 2021. Mr. Portaro was promoted to President, Global Sales beginning October 2021 and continuing as Executive Vice President & General Manager, Global Sales & Marketing as of February 2023. Mr. Portaro’s current employment agreement provides for an annual base salary of $300,000 and provides for an undefined term. During fiscal year 2023, Mr. Portaro was eligible to receive a discretionary annual target base bonus of 60% of his annual base salary, based upon achievement of annual performance targets, as well as other customary benefits. In addition, Mr. Portaro was eligible to receive commission at an annual target base of 60% of his annual salary. Effective January 1, 2024, Mr. Portaro annual target base bonus was reduced to 45% of his annual base salary, based upon achievement of annual performance targets, as well as other customary benefits. As part of his employment, Mr. Portaro received an initial grant of stock options upon commencement of his employment in 2021 as included above in Outstanding Equity Awards at 2023 Fiscal Year-End Table. Mr. Portaro’s agreement includes non-competition and non-solicitation clauses, which continue for 12 months following termination. Pursuant to his agreement, upon termination of employment by us for Cause or Gross Misconduct, Mr. Portaro will not be eligible to receive any payments from us.

Change in Control and Severance Arrangements

Mr. De Silva. Under Mr. De Silva’s employment agreement, in the event his employment is terminated by the Company for any reason other than “Cause” or if Mr. De Silva resigns for “good reason,” as each term is defined in the employment agreement, in either case outside of a Change in Control Period, Mr. De Silva will receive the following: (i) a lump sum payment of twelve months of his then base salary; (ii) a lump sum payment of one time the average of the last two annual bonus payments received prior to termination, and if Mr. De Silva has not been employed for two years, then this amount shall be Mr. De Silva’s target bonus for the year of termination date (iii) a lump sum payment of the prorated annual performance bonus assuming achievement of applicable performance goals at target, as in effect as of his termination date; and (iii) continued participation in group benefits plans, for twelve months.

Under Mr. De Silva’s employment agreement, in the event his employment is terminated by the Company for any reason other than “Cause” or if Mr. De Silva resigns for “good reason” during a Change in Control Period, as determined in the employment agreement, Mr. De Silva will receive the following: (i) a lump sum payment of twenty-four months of his then base salary; (ii) a lump sum payment of two times the average of the last two annual bonus payments received prior to termination, and if Mr. De Silva has not been employed for two years, then this amount shall be two times Mr. De Silva’s target bonus for the year of termination date; (iii) a lump sum payment of the prorated annual performance bonus assuming achievement of applicable performance goals at target, as in effect as of his termination date; (iv) continued participation in group benefits plans, for twenty-four months (iv) his outstanding equity award, including and without limitation, each stock option and restricted stock award held by him shall automatically vest and if applicable become exercisable and any forfeiture or rights of repurchase thereon shall immediately lapse with respect to all of the then-unvested shares.

Dr. Varghese.  Under Dr. Varghese’s employment agreement, in the event his employment is terminated by the Company for any reason other than “Cause” or if Mr. Varghese resigns for “good reason,” as each term is defined in the employment agreement, in either case outside of a Change in Control Period, Dr. Varghese will receive the following: (i) a lump sum payment of nine months of his then base salary; (ii) a lump sum payment equal to 75% of the average of the last two annual bonus payments received prior to termination and if Dr. Varghese has not been employed for two years, then this amount shall be two times Dr. Varghese’s target bonus for the year of termination date; (iii) a lump sum payment of the prorated annual performance bonus assuming achievement of applicable performance goals at target, as in effect as of his termination date; and (iii) continued participation in group benefits plans, for nine months.

Under Dr. Varghese’s employment agreement, in the event his employment is terminated by the Company for any reason other than “Cause” or if Dr. Varghese resigns for “good reason” during a Change in Control Period, as determined in the employment agreement, Dr. Varghese will receive the following: (i) a lump sum payment of eighteen months of his then base salary; (ii) a lump sum payment of one and one-half times the average of the last two annual bonus payments received prior to termination, and if Dr. Varghese has not been employed for two years, then this amount shall be one and one-half times Dr. Varghese’s target bonus for the year of termination date; (iii) a lump sum payment of the prorated annual performance bonus assuming achievement of applicable performance goals at target, as in effect as of his termination date; (iv) continued participation in group benefits plans, for eighteen months (v) his outstanding equity award, including and without limitation, each stock option and restricted stock award held by him shall automatically vest and if applicable become exercisable and any forfeiture or rights of repurchase thereon shall immediately lapse with respect to all of the then-unvested shares.

Mr. Portaro. Under Mr. Portaro’s employment agreement, in the event his employment is terminated by the Company for any reason other than “Cause” and outside of a Change in Control Period, Mr. Portaro will receive the following: (i) a lump sum payment of six months of his then base salary;(ii) a lump sum payment of the prorated annual performance bonus assuming achievement of applicable performance goals at target, as in effect as of his termination date; (iii) continued participation in group benefits plans, commencing on the termination date through to the earlier of (a) the last day of the sixth calendar month following the date of termination; and (b) the date Mr. Portaro becomes eligible for similar coverage under another employer’s plan.

Under Mr. Portaro’s employment agreement, in the event his employment is terminated by the Company for any reason other than “cause” during a Change of Control Period, Mr. Portaro will receive the following: (i) a lump sum payment of nine months of his then base salary; (ii) a prorated annual performance bonus assuming achievement of applicable performance goals at target, as in effect as of his termination date; (iii) continued participation in group benefits plans, commencing on the termination date through to the earlier of (a) the last day of the ninth calendar month following the date of termination and (b) the date Mr. Portaro becomes eligible for similar coverage under another employer’s plan; and (iv) his outstanding equity award, including and without limitation, each stock option and restricted stock award held by him shall automatically vest and if applicable become exercisable and any forfeiture or rights of repurchase thereon shall immediately lapse with respect to all of the then-unvested shares.

Clawback Policy

Our Incentive Compensation Recovery Policy (the “Clawback Policy”) complies with SEC rules and related Nasdaq listing standards by mandating recovery of incentive-based compensation if it is determined that an accounting restatement is required due to our material noncompliance with any financial reporting requirements under the federal securities laws. The Company will recoup incentive-based compensation received by "Executive Officers" (as defined in the Clawback Policy) during the three fiscal years prior to such determination, to the extent those amounts would not have been received based on the restated financial statements.

We have filed our Clawback Policy as Exhibit 97.1 to this Annual Report.

Director Compensation

The following outlines the compensation paid to the directors of the Company for the full fiscal year ended December 31, 2023.

Pursuant to its current non-employee director policy (the “Director Policy”), each non-employee director receives an annual retainer of $45,000 and a non-employee director serving as Chair of the Board receives an additional annual retainer of $30,000. Non-employee directors who served on one or more committees were eligible to receive the following annual committee fees:

Committee	Chair	Other Member
Audit committee	$25,000	$10,000
Compensation committee	$20,000	$10,000
Nominating and corporate governance committee	$15,000	$5,000

Upon each non-employee director’s initial appointment or election to the Company’s Board, each individual was automatically granted an option award to purchase shares of common stock. In addition, each non-employee director who is serving on the Company’s Board may from time to time be granted additional options to purchase shares of common stock as determined by the Board based upon individual contributions and overall performance. These options typically vest over a four-year period following the applicable grant date, subject to continued service through each applicable vesting date. These awards typically vest either in equal quarterly installments or with a one-year cliff vesting followed by vesting of equal monthly tranches thereafter. Any unvested equity awards that are held by non-employee directors would not automatically vest immediately prior to the occurrence of a change in control. Pursuant to a Compensation Committee policy, non-employee directors affiliated with a venture fund or an investment fund may also elect to forfeit their right to receive any cash compensation and grants of options.

The following table sets forth information concerning the compensation earned, during the year ended December 31, 2023, by the non-employee directors of the Company. The tables below do not include the compensation and equity holdings for Mr. De Silva, who serves as the Chief Executive Officer of the Company, which compensation and holdings are reflected in the Summary Compensation Table and Outstanding Equity Awards at 2023 Fiscal Year-End Table below. Mr. De Silva does not receive any compensation for his service on the board of directors of the Company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Scott Barry	80,000	6,518	86,518
Garheng Kong	60,000	6,518	66,518
Louise Lacchin	80,000	6,518	86,518
Fritz LaPorte	75,000	6,518	81,518
Tony Natale	63,325	6,518	69,843
Keith Sullivan	51,675	6,518	58,193
Stanley Tyler Hollmig	45,000	6,518	51,518

(1)

Amounts shown represent the grant date fair value of stock awards and options granted as calculated in accordance with ASC Topic 718, Stock-based compensation. See Part II, Item 8, Note 14 "Stockholders' Equity" of the audited consolidated financial statements for the assumptions used in calculating these amounts. As of December 31, 2023, these non-employee directors held options to purchase the aggregate number of shares of our common stock set forth in the table below.

Name	Shares Subject to Outstanding Options
Scott Barry	11,155
Garheng Kong	11,155
Louise Lacchin	12,117
Fritz LaPorte	14,360
Tony Natale	13,399
Keith Sullivan	10,123
Stanley Tyler Hollmig	6,667

Pay Versus Performance

Pay Versus Performance Table

The following table presents, for each of the three most recent fiscal years:

•	total compensation, as calculated in the Summary Compensation Table, for our CEO and an average for our other Named Executive Officers (“NEOs”);

•	compensation actually paid (“CAP”) to the NEOs, an SEC prescribed calculation which adjusts total compensation for the items described below and which does not equate to realized compensation;

•	our cumulative total stockholder return (“TSR”) since the last trading day before the earliest year presented; and

•	our net income.

This section should be read in conjunction with Part III, Item 11 "Executive Compensation - Narrative to 2023 Summary Compensation Table and Additional Narrative," which includes additional discussion of the objectives of our executive compensation program and how they are aligned with the Company’s financial performance.

Year	Summary Compensation Table Total for Domenic Serafino (Former CEO)(1)	Compensation Actually Paid to Domenic Serafino (Former CEO)(2)	Summary Compensation Table Total for Rajiv De Silva (Current CEO)	Compensation Actually Paid to Rajiv De Silva (Current CEO)	Average Summary Compensation Table Total for Non-CEO NEOs(3)	Average Compensation Actually Paid to Non-CEO NEOs	Value of Initial Fixed $100 Investment Based on Total Stockholder Return(4)	Net Income (Loss) Dollars in thousands
2023	—	—	$842,625	$491,718	$592,336	$511,688	$4.50	(37,050)
2022	$765,187	$513,274	$898,655	$710,885	$586,398	$384,940	$18.50	(43,584)
2021	$1,154,408	$1,124,042	—	—	$677,315	$658,663	$98.27	(22,141)

(1)	For details regarding Mr. Serafino’s total compensation during 2022 and 2021, please refer to the Summary Compensation Table section and related disclosure contained in the Company’s definitive proxy statement filed with the SEC on April 10, 2023.
(2)	For details regarding Mr. Serafino’s total compensation during 2022 and 2021, please refer to the Pay Versus Performance section and related disclosure contained in the Company’s definitive proxy statement filed with the SEC on April 10, 2023.
(3)

The fiscal year 2021 figure is an average of the summary compensation table totals for Domenic Della Penna, Executive Vice President & Chief Financial Officer and Soeren Maor Sinay, former Chief Operations Officer of the Company; the fiscal year 2022 figure is an average of the summary compensation table totals for Domenic Della Penna, Executive Vice President & Chief Financial Officer and Ross Portaro, Executive Vice President & General Manager, Global Sales & Marketing; the fiscal year 2023 figure is an average of the summary compensation table totals for Dr. Hemanth Varghese, President and Chief Operating Officer and Ross Portaro, Executive Vice President & General Manager, Global Sales & Marketing .

(4)

Our cumulative total stockholder return is based on a fixed investment of one hundred dollars in our common stock measured from the market close on December 31, 2020 (the last trading day of 2020) through and including the end of the fiscal year for each year reported in the table, and reinvestment of all dividends during such period.

To calculate CAP to our former and current Chief Executive Officer and the average CAP to the other NEOs, the following amounts were deducted from and added to total compensation, as depicted in the Summary Compensation Table:

		Deductions	Additions
Year	Summary Compensation Total ($)	Amounts Reported in the Summary Compensation Table for Stock Awards and Stock Options Awards ($)	Fair Value of Stock Awards as Determined in Accordance with the SEC’s CAP Methodology ($)	Compensation Actually Paid ($)
Rajiv De Silva
2023	842,625	—	-350,907(1)	491,718
2022	898,655	684,090	496,320(2)	710,885
2021	—	—	—	—
Domenic Serafino
2023	—	—	—	—
2022	765,187	160,815	-91,098(3)	513,274
2021	1,154,408	206,560	176,194(3)	1,124,042
Average for Other NEOs
2023	592,336	8,691	-71,957(4)	511,688
2022	586,398	117,974	-83,484(5)	384,940
2021	677,315	154,920	136,268(6)	658,663

(1)	Mr. De Silva’s 2023 add back adjustment is the sum of (i) the fair value of all unvested and outstanding awards granted in 2023 as of December 31, 2023 ($0), (ii) the change in fair value of all unvested and outstanding options issued prior to 2023 with the change measured from December 31, 2022 to December 31, 2023 (-$278,784), (iii) the fair value of awards granted and vested in 2023 ($0), and (iv) the change in fair value of awards vested in 2023 but issued in a prior year with the change measured from December 31, 2022 to the vesting date (-$72,123).
(2)	Mr. De Silva’s 2022 add back adjustment is the sum of (i) the fair value of all unvested and outstanding awards granted in 2022 as of December 31, 2022 ($496,320), (ii) the change in fair value of all unvested and outstanding options issued prior to 2022 with the change measured from December 31, 2021 to December 31, 2022 ($0), (iii) the fair value of awards granted and vested in 2022 ($0), and (iv) the change in fair value of awards vested in 2022 but issued in a prior year with the change measured from December 31, 2021 to the vesting date ($0).
(3)	For details regarding Mr. Serafino’s CAP calculations for 2022 and 2021, please refer to the Pay Versus Performance section and related disclosure contained in the Company’s definitive proxy statement filed with the SEC on April 10, 2023.
(4)	The add back adjustment for the 2023 Other NEOs (Mr. Varghese and Mr. Portaro) is the sum of (i) the average fair value of all unvested and outstanding awards granted in 2023 to the 2023 Other NEOs as of December 31, 2023 ($3,067), (ii) the average change in fair value of all unvested and outstanding options issued to the 2023 Other NEOs prior to 2023 with the change measured from December 31, 2022 to December 31, 2023 (-$60,683), (iii) the average fair value of awards granted to the 2023 Other NEOs and vested in 2023 ($1,016), and (iv) the average change in fair value of awards vested in 2023 but issued in a prior year to the 2023 Other NEOs with the change measured from December 31, 2022 to the vesting date (-$15,357).
(5)	The add back adjustment for the 2022 Other NEOs (Mr. Della Penna and Mr. Portaro) is the sum of (i) the average fair value of all unvested and outstanding awards granted in 2022 to the 2022 Other NEOs as of December 31, 2022 ($47,776), (ii) the average change in fair value of all unvested and outstanding options issued to the 2022 Other NEOs prior to 2022 with the change measured from December 31, 2021 to December 31, 2022 (-$100,108), (iii) the average fair value of awards granted to the 2022 Other NEOs and vested in 2022 ($3,349), and (iv) the average change in fair value of awards vested in 2022 but issued in a prior year to the 2022 Other NEOs with the change measured from December 31, 2021 to the vesting date (-$34,501).
(6)

The add back adjustment for 2021 Other NEOs (Mr. Della Penna and Mr. Sinay) is the sum of (i) the average fair value of all unvested and outstanding awards granted in 2021 to the 2021 Other NEOs as of December 31, 2021 ($89,749), (ii) the average change in fair value of all unvested and outstanding options issued to the 2021 Other NEOs prior to 2021 with the change measured from December 31, 2020 to December 31, 2021 (-$880), (iii) the average fair value of awards granted to the 2021 Other NEOs and vested in 2021 ($32,089), and (iv) the average change in fair value of awards vested in 2021 but issued in a prior year to the 2021 Other NEOs with the change measured from December 31, 2020 to the vesting date ($15,310).

The fair value of stock awards includes the value of RSU awards. The measurement date fair value of the RSUs was determined based on the market price of the Company's common stock on the measurement date. The fair value of options granted is calculated in accordance with ASC Topic 718, utilizing the Black-Scholes model for the applicable measurement dates.

Compensation Actually Paid versus Company Performance

The graphs below depict the relationship between our net income (loss) and cumulative total stockholder return, in each case, as presented in the pay versus performance table above and the aggregate CAP to our current and former CEO and, on average, to our other NEOs, for each of the three most recent fiscal years.

(1)

Fiscal year 2022 represents an aggregate of CAP to Mr. Serafino and Mr. De Silva, inclusive of certain separation payments made to Mr. Serafino and certain inducements provided to Mr. De Silva as an incentive to accept employment with the Company.

(1)

Fiscal year 2022 represents an aggregate of CAP to Mr. Serafino and Mr. De Silva, inclusive of certain separation payments made to Mr. Serafino and certain inducements provided to Mr. De Silva as an incentive to accept employment with the Company.

Beginning in fiscal year 2021, we have experienced a notable decline in the price of our stock as traded publicly on the Nasdaq Capital Markets Exchange. While the Company did meet a number of significant commercial milestones during the last three fiscal years and successfully navigated through the COVID-19 pandemic, related global economic conditions, and persisting adverse financing and interest rate environment while executing on its transformative restructuring plan, the Company’s overall performance and financial condition fell short of expectations. While the aggregate CAP to our former and current CEO in 2022 represents a slight overall year over year increase in CAP to the CEO position, the aggregate CAP includes certain consideration paid to Mr. Serafino in connection with his separation from the Company, and certain inducements provided to Mr. De Silva as incentive to accepting employment with the Company. Excluding the impact of these payments, the year-over-year decrease in aggregate CAP to the CEO position correlates to trends in the Company’s financial performance as measured by our cumulative TSR. Viewed individually, the CAP of Mr. Serafino and Mr. De Silva for fiscal year 2022 were each less than their respective Summary Compensation Table totals in fiscal year 2022.

As described elsewhere in this Annual Report, the Company was able to achieve numerous milestones while executing on its restructuring plan, which resulted in operational efficiencies, including a significant decrease in operating expense, and a fifteen percent (15%) increase in net income year over year. Despite the achievement of these and other key metrics, the price of our stock continued to decline over the course of fiscal year 2023. The year over year decrease in CEO CAP from fiscal year 2022 to 2023 corresponds to the trends in the Company’s financial performance as measured by our cumulative TSR, as Mr. De Silva’s CAP for fiscal year 2023 is approximately forty two percent (42%) less than his Summary Compensation Table total for fiscal year 2023.

While the aggregate CAP to our non-CEO NEOs in fiscal year 2023 represents an overall year over year increase, the average Summary Compensation Tables totals paid to non-CEO NEOs remain relatively flat year-over-year and CAP to non-CEO NEOs correlates to trends in net income. When considering aggregate CAP to non-CEO NEOs in fiscal year 2023 in relation to the Company’s financial performance as measured by cumulative TSR, the main driver of divergence in trends is the substantial decrease in stock and/or options awards year-over-year (average $117,974 in fiscal year 2022; average $8,691 in fiscal year 2023), which limited deductions for the year. Further, TSR decline was substantially less from fiscal year 2022 to fiscal year 2023. Assuming stock and/or options awards had been granted in amounts similar to those awarded in fiscal 2022 (that is, an average of $8,691 rather than $117,974), CAP to our non-CEO NEOs in fiscal year 2023 would be relatively flat year-over-year and more correlated to the trends in the Company’s financial performance as measured by our cumulative TSR.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2023, with respect to all of our equity compensation plans in effect on that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Column (a)) (c)
Equity Compensation Plans Approved by Stockholders(1)(2)(3)	557,587	$19.87	71,412(4)
Equity Compensation Plans Not Approved by Stockholders	424,247(5)	$19.82	28,168
Total	981,834	$19.85	99,580

(1)	Consists of the 2019 Plan, the ESPP, the 2015 Plan and the 2005 Plan, as amended.
(2)

The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our Board.

(3)

The ESPP contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance under such plan shall be increased on the first day of each year beginning in 2018 and ending in 2027 equal to the lesser of (A) one percent (1%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our Board.

(4)

All of which, subject to limitations for incentive stock options, may be granted as options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, performance unit awards, other stock or cash-based awards or dividend equivalent awards.

(5)

Relates to the 2010 Plan, which was assumed by the Company at the time of the Merger. The 2010 Plan provides for the participation of persons employed by Venus Concept Ltd. or its affiliates, including directors or officers, and any consultant, adviser, service provider, controlling stockholder of Venus Concept Ltd. or its affiliates or a non-employee. The 2010 Plan allows for options to be granted, including Section 102 Options under the Israeli Income Tax Ordinance [New Version] 1961. Also includes an aggregate of 293,335 options issued to Mr. De Silva and Mr. Hemanth Varghese as inducement grants made outside of the 2019 Plan as an incentive to accept employment with the Company

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information as to the beneficial ownership of our common stock as of December 31, 2023:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each NEO;

•	each of our directors; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock (i) subject to options and/or warrants that are currently exercisable or exercisable within 60 days of December 31, 2023 or (ii) convertible from other classes of our nonvoting securities within 60 days of December 31, 2023 are deemed to be outstanding and to be beneficially owned by the person holding the options and/or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The percentage of shares beneficially owned is computed on the basis of 5,529,149 shares of our common stock deemed to be outstanding as of December 31, 2023. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G and other beneficial ownership reports, if any, filed with the SEC. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Venus Concept Inc., 235 Yorkland Blvd., Suite 900, Toronto, Ontario M2J 4Y8.

Name of Beneficial Owner	Common Stock	Securities Exercisable within 60 days	Amount and Nature of Beneficial Ownership	Percent of Class
5% or Greater Stockholder (other than directors and executive officers)
EW Healthcare Partners, L.P. and related investment entities(1)	3,505,086	—	3,505,086	44.12%
Madryn Asset Management and related investment entities(2)	1,105,829	—	1,105,829	16.95%
Saudi Economic and Development Securities Company and related investment entities(3)	672,279	—	672,279	11.62%
HealthQuest Partners II, L.P. and related investment entities(4)	786,363	—	786,363	13.41%
Masters Capital Management, LLC and related investment entities(5)	1,000,038	—	1,000,038	16.14%
Masters Special Situations, LLC and related investment entities(6)	539,957	—	539,957	9.37%
Named Executive Officers, Executive Officers and Directors:
Rajiv De Silva(7)	138,335	13,751	152,086	2.72%
Domenic Della Penna(8)	45,880	1,042	46,922	*
Ross Portaro(9)	26,272	1,530	27,802	*
Hemanth Varghese(10)	35,001	4,584	39,585	*
Anna Georgiadis(11)	17,862	522	18,384	*
Michael Mandarello(12)	13,945	710	14,655	*
William McGrail(13)	5,879	473	6,352	*
Scott Barry(1)(14)	3,505,086	—	3,505,086	44.12%
Garheng Kong(4)	786,363	—	786,363	13.41%

Name of Beneficial Owner	Common Stock	Securities Exercisable within 60 days	Amount and Nature of Beneficial Ownership	Percent of Class
Louise Lacchin(15)	6,492	—	6,492	*
Fritz LaPorte(16)	7,485	105	7,590	*
Tony Natale(17)	51,070	105	51,175	*
Keith Sullivan(18)	12,775	—	12,775	*
Stanley Tyler Hollmig(19)	20,064	70	20,134	*
Directors and officers as a group (14 Individuals)	4,672,509	22,892	4,695,401	55.31%

*	Less than 1.0%.

(1)

Represents (i) 1,047,065 shares of common stock and 1,835,065 preferred shares (convertible to 2,009,599 shares of common stock) held by EW Healthcare Partners, L.P., or EWHP, (ii) 42,126 shares of common stock and 73,830 preferred shares (convertible to 80,854 shares of common stock) held by EW Healthcare Partners-A, L.P., or EWHP-A, and (iii) 5,530 stock options held by EWHP that were fully vested as of December 31, 2024, each of which have the sole voting and investment power with respect to their respective shares of common stock. The shares of common stock shown to be beneficially owned excludes (a) 2,991,464 EW shares of common stock issuable upon conversion of preferred stock held by EWHP, and (b) 120,352 shares of common stock issuable upon conversion of preferred stock held by EWHP-A, as such conversions cannot occur within 60 days after December 31, 2023 due to limitations on convertibility imposed by the rules and regulations of the Nasdaq Capital Market. Essex Fund IX GP, the general partner of EWHP and EWHP-A, may also be deemed to have sole voting and investment power with respect to such shares of common stock. Essex Fund IX GP disclaims beneficial ownership of such shares of common stock except to the extent of its pecuniary interest therein. Essex IX General Partner, the General Partner of Essex Fund IX GP, may also be deemed to have sole voting and investment power with respect to such shares of common stock. Essex IX General Partner disclaims beneficial ownership of such shares of common stock except to the extent of its pecuniary interest therein. Martin P. Sutter, Scott Barry, Ronald W. Eastman, an individual, Petri Vainio and Steve Wiggins are each a manager and collectively the managers of Essex IX General Partner. Each of the managers may be deemed to exercise shared voting and investment power with respect to such shares. Each manager disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein. Scott Barry is a member of the Company’s Board. Also reflects 307,539 shares of common stock issuable upon the exercise of warrants held by EWHP, and 12,373 shares issuable upon the exercise of warrants held by EWHP-A. As of December 31, 2023, nil stock options will vest within 60 days of December 31, 2023. The principal address of EWHP, EWHP-A, Essex IX FUND GP, Essex IX General Partner and each of the Managers is 21 Waterway Avenue, Suite 225, The Woodlands, Texas 77380.

(2)	Represents (i) 41,455 shares of common stock held by Madryn Health Partners, LP, referred to herein as “MHP” (ii) 4,438 shares of common stock issuable upon the exercise of warrants held by MHP, (iii) 363,258 shares of common stock issuable upon the exercise of Series X preferred stock by MHP, (iv) 70,586 shares of common stock held by Madryn Health Partners (Cayman Master), LP, referred to herein as ‘‘MHP-C,’’ (v) 7,558 shares of common stock issuable upon the exercise of warrants held by MHP-C, and (vi) 618,534 shares of common stock issuable upon the exercise of Series X preferred stock by MHP-C, The shares of common stock shown to be beneficially owned excludes (a) 585,252 shares of common stock issuable upon conversion of Series X preferred stock held by MHP, (b) 363,826 shares of common stock issuable upon conversion of convertible notes held by MHP, (c) 996,516 shares of common stock issuable upon conversion of Series X preferred stock held by MHP-C, and (d) 619,488 shares of common stock issuable upon conversion of convertible notes held by MHP-C, as such conversions cannot occur within 60 days after December 31, 2023 due to limitations on convertibility imposed by the rules and regulations of the Nasdaq Capital Market. Each of MHP and MHP-C have sole voting and investment power with respect to such respective shares of common stock. Madryn Health Advisors, LP, referred to herein as “MHA” the general partner of MHP and MHP-C, may also be deemed to have sole voting and investment power with respect to such shares of common stock. Madryn Asset Management, L.P., referred to herein as “MAM”, the investment advisor of MHP and MHP-C, may also be deemed to have sole voting and investment power with respect to such shares of common stock. The principal address of MHP, MHP-C, MHA, MAM and each of the above-referenced individuals is c/o Madryn Asset Management, L.P., 330 Madison Avenue – Floor 33, New York, NY 10017.
(3)

Represents (i) 124,445 shares of common stock and warrants that may be exercised for 62,223 shares of common stock held by SC Venus Opportunities Limited, (ii) 124,445 shares of common stock and warrants that may be exercised for 62,223 shares of common stock held by SC Venus US Limited, (iii) 61,498 shares of common stock and warrants that may be exercised for 50,778 shares of common stock held by SEDCO Capital Cayman Limited, and (iv) 106,667 shares of common stock and warrants that may be exercised for 80,000 shares of common stock held by SEDCO Capital Global Funds-SC Private Equity Global Fund IV. Saudi Economic and Development Securities Company is the investment manager of SC Venus US Limited, SC Venus Opportunities Limited and SEDCO Capital Global Funds-SC Private Equity Global Fund IV and may be deemed to beneficially own securities held by SC Venus US Limited or SC Venus Opportunities Limited or SEDCO Capital Global Funds-SC Private Equity Global Fund IV. Saudi Economic and Development Securities Company is the parent of SEDCO Capital Cayman Limited and may be deemed to beneficially own securities held by SEDCO Capital Cayman Limited. The principal address of SEDCO Capital Cayman Limited is P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. The principal address of SC Venus US Limited and SC Venus Opportunities Limited is PO Box 709, Willow House, Cricket Square, Grand Cayman E9 KY1-1107. The principal address of SEDCO Capital Global Funds – SC Private Equity Global Fund IV is 5 Rue Jean Monnet, Luxembourg N4 L-2180.

(4)

Represents 453,043 shares of common stock and 335,000 preferred shares (convertible to 223,345 shares of common stock) held by HealthQuest Partners II, L.P. HealthQuest Venture Management II, L.L.C., or HealthQuest Management, is the general partner of HealthQuest Partners II, L.P., or HealthQuest. HealthQuest Management may be deemed to have voting and dispositive power over the shares held by HealthQuest. Garheng Kong is a member of the Company’s Board. Dr. Kong is the managing member of HealthQuest Management and as such, may be deemed to exercise shared voting and investment power with respect to such shares. Dr. Kong is also the Managing Partner and controlling member of HealthQuest Capital Management Company, LLC, the general partner of HealthQuest Capital Management, L.P., or HQCM, and may be deemed to have sole voting and dispositive power with respect to the options held of record by HQCM. Dr. Kong disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein. Also includes 44,445 shares of common stock issuable upon the exercise of warrants which were exercisable beginning on May 7, 2020. Also includes 60,000 shares issuable upon exercise of warrants which were exercisable beginning September 16, 2020. As of December 31, 2023, 5,530 stock options were fully vested and nil stock options will vest within 60 days of December 31, 2023. The address for HealthQuest is 1301 Shoreway Road, Suite 350, Belmont California 94002.

(5)	Represents (i) 172,314 shares of common stock and 496,000 preferred shares (convertible to 330,684 shares of common stock) held by Marlin Fund, Limited Partnership (“Marlin Fund”), (ii) 128,254 shares of common stock and 394,000 preferred shares (convertible to 262,680 shares of common stock) held by Marlin Fund II, Limited Partnership (“Marlin II”), (iii) 11,467 shares of common stock and 36,000 preferred shares (convertible to 24,002 shares of common stock) held by Marlin Fund III, Limited Partnership (“Marlin III”), (iv) 19,814 shares of common stock and 74,000 preferred shares (convertible to 49,336 shares of common stock) held by Marlin Master Fund Offshore II, LP (“Marlin Offshore”), and (v) 1,487 shares of common stock held by Sciens Group Alternative Strategies PCC Limited – Blue Omega Cell (“Sciens Group”). Michael W. Masters, Managing Member of Masters Capital Management, LLC, the General Partner of Marlin Fund, Marlin II, Marlin III, Marlin Offshore and trading adviser to Sciens Group may be deemed to share voting, investment and dispositive power with respect to these securities. The managing member disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein. The principal address Marlin Fund, Marlin II, Marlin III, Marlin Offshore and Sciens Group is 3060 Peachtree Road, NW, Ste 1425, Atlanta, GA, 30305.
(6)

Represents 306,612 shares of common stock and 350,000 preferred shares (convertible to 233,345 shares of common stock) held by MSS VC SPV LP (“MSS VC”). Michael W. Masters, Managing Member of Masters Special Situations, LLC, the General Partner of MSS VC, may be deemed to share voting, investment and dispositive power with respect to these securities. The managing member disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein. The principal address of MSS VC is 3060 Peachtree Road, NW, Ste 1425, Atlanta, GA, 30305.

(7)	Represents 83,334 shares of common stock and 55,001 stock options which were fully vested and 13,751 stock options which will vest within 60 days of December 31, 2023.
(8)

Represents 10,093 shares, and 34,898 stock options which were fully vested and 1,042 stock options which will vest within 60 days of December 31, 2023. It also includes 889 shares of common stock issuable upon the exercise of warrants which were exercisable beginning May 7, 2020.

(9)	Represents 8,932 shares, and 17,340 stock options which were fully vested and 1,530 stock options which will vest within 60 days of December 31, 2023.
(10)	Represents 16,667 shares of common stock and 18,334 stock options which were fully vested and 4,584 stock options which will vest within 60 days of December 31, 2023.
(11)	Represent 1,712 shares of common stock, 16,150 stock options that were fully vested and 522 stock options that will vest within 60 days of December 31, 2023.
(12)	Represent 1,491 shares of common stock, 12,454 stock options that were fully vested and 710 stock options that will vest within 60 days of December 31, 2023.
(13)	Represent 519 shares of common stock, 5,360 stock options that were fully vested and 473 stock options that will vest within 60 days of December 31, 2023.
(14)

As of December 31, 2023, 5,530 stock options were fully vested and nil stock options will vest within 60 days of December 31, 2023. Also includes 49,912 shares of common stock issuable upon the exercise of warrants which were exercisable beginning on May 7, 2020, and 270,000 shares issuable upon the exercise of warrants which were exercisable beginning September 16, 2020.

(15)	As of December 31, 2023, 6,492 stock options were fully vested and nil additional stock options will vest within 60 days of December 31, 2023.
(16)	As of December 31, 2023, 7,485 stock options were fully vested and 105 additional stock options will vest within 60 days of December 31, 2023.
(17)

Represents 42,768 shares and 6,524 stock options which were fully vested as of December 31, 2023. 105 additional stock options will vest within 60 days of December 31, 2023. Also includes 1,778 shares of common stock issuable upon the exercise of warrants which were exercisable beginning on May 7, 2020. The shares held directly by Aperture Venture Partners II, L.P., or II, Aperture Venture Partners II-A, L.P., or II-A, Aperture Venture Partners II-B, L.P., or II-B and Aperture Venture Partners III, L.P., or Aperture III Fund, are indirectly held by their general partners, Aperture Ventures II Management, LLC, or Aperture Management I, and Aperture Ventures III Management, LLC, or Aperture Management III, and, collectively with Aperture Management II, the Aperture Management and each individual managing directors of Aperture Management, the Managers. The Managers of Aperture Management are Anthony Natale, Eric H. Sillman, Paul E. Tierney, Jr. and Thomas P. Cooper. Each Manager disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein. Dr. Natale is a member of the Company’s Board and a Manager of Aperture Management. Aperture Management and each of the Managers share voting and dispositive power over the ordinary shares directly held by II, II-A, II-B and Aperture III Fund. Each Manager disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein. The address for Aperture Venture Partners II, II-A, II-B, Aperture III Fund, the Aperture Management, and each of the Manager is 645 Madison Ave., 20th Floor, NY, NY 10022.

(18)	Represents 8,277 shares and 4,498 stock options which were fully vested and nil additional stock options which will vest within 60 days of December 31, 2023.
(19)	Represents 19,334 shares and 730 stock options which were fully vested and 70 additional stock options which will vest within 60 days of December 31, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Described below are all transactions occurring since January 1, 2022 to which the Company was a party and in which (i) the amounts involved, exceeded or will exceed $120,000, and (ii) a director, executive officer, holder of more than 5% of our outstanding common stock, or any member of such person’s immediate family had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in Part III, Item 11 “Executive Compensation” and “Executive Compensation - Director Compensation” and the amounts for executive officers of the Company whose compensation was approved by the Company’s Board or the compensation committee of the Board. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.

Note Purchase Agreement

On January 18, 2024, the Company, Venus USA, Venus Canada and Venus Ltd entered into a Note Purchase and Registration Rights Agreement (the “Note Purchase Agreement”) with EW Healthcare Partners, L.P. (“EW”) and EW Healthcare Partners-A, L.P. (“EW-A,” and together with EW, the “Investors”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Investors $2,000,000 in aggregate principal amount of secured subordinated convertible notes (the “2024 Notes”). For more information regarding this transaction, please refer to Part II, Item 8, Note 18 “Subsequent Events” of this Annual Report. Mr. Barry, a member of the Company’s Board, is affiliated with the Investors who hold more than 5% of our outstanding common stock.

Sales and Purchases of Securities

On May 15, 2023, we entered into an agreement with certain investors to issue and sell up to $9,000,000 in shares of preferred stock which are convertible into common stock on a 1:2.6667 basis (the "2023 Multi-Tranche Private Placement"), from time to time until December 31, 2025. Sales of preferred stock under this agreement occurred on: (1) May 15, 2023 when we sold 280,899 shares of preferred stock for an aggregate purchase price of $2.0 million; July 12, 2023 when we sold 500,000 shares of preferred stock for an aggregate purchase price of $2,000,000; (3) September 8, 2023 when we sold 292,398 shares of preferred stock for an aggregate purchase price of $1,000,000; and (4) October 20, 2023 when we sold 502,513 shares of preferred stock for an aggregate purchase price of $2,000,000.  The officers, directors and/or holders of more than 5% of our outstanding common stock shown in the table below purchased securities in the 2023 Multi-Tranche Private Placement.

Name	Common Stock	Senior Preferred Stock	Aggregate Purchase Price
EW Healthcare Partners, L.P. and related investment entities(1)	—	1,575,810	$7,000,000

(1)	Mr. Barry, a member of the Company’s Board, is affiliated with the EW Entities.

On November 18, 2022, we issued and sold in a private placement to certain investors an aggregate of 116,668 shares of common stock and 3,185,000 shares of preferred stock were issued which are convertible into shares of common stock on a 1:0.6667 basis (the “2022 Private Placement”). The gross proceeds of the 2022 Private Placement were $6.72 million before offering expenses. The officers, directors and/or holders of more than 5% of our outstanding common stock shown in the table below purchased securities in the 2022 Private Placement.

Name	Common Stock	Voting Preferred Stock	Aggregate Purchase Price
HealthQuest Partners II, L.P.(1)	—	335,000	$670,000
EW Healthcare Partners, L.P. and related investment entities(2)	—	1,500,000	$3,000,000
Masters Capital Management, LLC and related investment entities(3)	—	1,000,000	$2,000,000
Masters Special Situations, LLC and related investment entities(4)	—	350,000	$700,000
Rajiv De Silva(5)	83,334	—	$250,000
Hemanth Varghese(6)	16,667	—	$50,000
Stanley Tyler Hollmig, M.D.(7)	16,667	—	$50,000

(1)	Dr. Kong, a member of the Company’s board of directors, is affiliated with HealthQuest Partners II, L.P. (“HealthQuest”).
(2)	Mr. Barry, a member of the Company’s board of directors, is affiliated with the EW Healthcare Partners, L.P. and related investment entities (“EW Entities”).
(3)	Masters Capital Management, LLC and its related entities are holders of more than 5% of our outstanding common stock (“MCM Entities”).
(4)	Master Special Situations, LLC and its related entities are holders of more than 5% of our outstanding common stock (“MSS Entities”).
(5)	Mr. De Silva is the Company’s Chief Executive Officer and member of the Company’s board of directors.
(6)	Mr. Varghese is the Company’s President & Chief Innovation and Business Officer.
(7)	Dr. Hollmig is a member of the Company’s board of directors.

Registration Rights Agreements

On May 15, 2023, in connection with the 2023 Multi-Tranche Private Placement, the Company and EW Entities entered into a Resale Registration Rights Agreement (the “2023 Registration Rights Agreement”).  The 2023 Registration Rights Agreement provides, among other things, that certain holders of the Company’s capital stock have certain rights relating to the registration of shares of such capital stock.

On November 18, 2022, in connection with the 2022 Private Placement, the Company, HealthQuest, the EW Entities, MCM Entities, MSS Entities, Mr. De Silva, Mr. Varghese and Dr. Hollmig entered into an amendment and restatement to the Registration Rights Agreement, dated December 15, 2021 (the “A&R Registration Rights Agreement”). The A&R Registration Rights Agreement provides, among other things, that certain holders of the Company’s capital stock have certain rights relating to the registration of shares of such capital stock.

Transactions with Our Former Chief Operating Officer

Søren Maor Sinay served as Chief Operating Officer of Venus Concept Ltd. from September 2017 to November 2019, and as Chief Operating Officer of Venus Concept Inc. from November 2019 until February 2023. Mr. Sinay and our subsidiaries have entered into the following agreements:

Distribution Agreements

On January 1, 2018, Venus Concept Ltd. entered into a distribution agreement with Technicalbiomed Co., Ltd (“TBC”) pursuant to which TBC distributes our products in Thailand. Mr. Sinay is a 30% shareholder of TBC. For the years ended December 31, 2023 and 2022, TBC purchased products in the amount of $322,000 and $951,000, respectively, under this distribution agreement.

In the fourth quarter of fiscal year 2020, the Company disposed of its interest in Venus Singapore. Effective January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Aexel Biomed distributes our products in Singapore. Mr. Sinay is a 45% shareholder of Aexel Biomed and is currently an officer of that company. For the years ended December 31, 2023 and December 31, 2022, Aexel Biomed purchased products in the amount of $122,000 and $441,000 under the distribution agreement.

Director and Executive Officer Compensation

See Part III, Item 11 “Executive Compensation” and “Executive Compensation - Director Compensation” for information regarding compensation of directors and executive officers.

Employment Agreements

We have employment agreements with our executive officers. For more information regarding these agreements, see Part III, Item 11 “Executive Compensation  - Narrative to 2023 Summary Compensation Table and Additional Narrative.”

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

Policies and Procedures for Related Party Transactions

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

Item 14.	Principal Accounting Fees and Services.

The following table provides information regarding the fees incurred to MNP, the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and December 31, 2022.

	2023	2022
Audit Fees(1)	$1,080,700	$1,097,820
Tax Fees(2)	—	—
Audit-Related Fees(3)	$294,881	337,318
All Other Fees	—	—
Total Fees	$1,375,581	$1,435,138

(1)	Audit fees are fees billed related to the audit of our annual consolidated financial statements included in this Annual Report.
(2)	Tax fees consist of fees billed for tax compliance, tax advice and tax planning services.
(3)	Audit-Related fees consist of fees billed for the review of our quarterly consolidated financial statements; comfort letters, consents and assistance with and review of documents filed with the SEC.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Consolidated Financial Statement Schedules

No consolidated financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or notes thereto.

3. Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

Item 16.	Form 10-K summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan or Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	3-15-19	2.1

2.2	Amendment No. 1, dated August 14, 2019, to the Agreement and Plan of Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	8-20-19	2.1

2.3	Second Amendment to the Agreement and Plan of Merger and Reorganization, dated as of October 31, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd. and Venus Concept Ltd.	8-K	10-31-19	2.1

2.4	Master Asset Purchase Agreement between Venus Concept Ltd., the Neograft entities, Medicamat and Miriam Merkur, dated January 26, 2018.	10-K	3-30-20	2.4

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Certificate of Designations of Nonvoting Convertible Preferred Stock of Venus Concept Inc.	8-K	10-15-21	3.1

3.4	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

3.5	Certificate of Designations of Voting Convertible Preferred Stock.	8-K	11-18-22	3.1

3.6	Certificate of Amendment to Certificate of Designations of Nonvoting Convertible Preferred Stock.	8-K	11-18-22	3.2

3.7	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc. dated May 11, 2023	8-K	5-11-23	3.1

3.8	Certificate of Elimination of Nonvoting Convertible Preferred Stock	8-K	5-15-23	3.1

3.9	Certificate of Designations of Senior Convertible Preferred Stock	8-K	5-15-23	3.2

3.10	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock.	8-K	6-26-23	3.1

3.11	Certificate of Designations of Series X Convertible Preferred Stock.	8-K	10-05-23	3.1

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

4.1	Description of Securities Registered under Section 12 of the Exchange Act.				X

4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2

4.3	Form of 2020 Warrant.	10-K	3-29-21	4.3

4.4	Amendment to 2019 Warrant.	8-K	3-10-20	4.1

4.5	Form of 2019 Warrant.	8-K	11-7-19	4.1

4.6	Form of Madryn Warrant.	8-K	11-7-19	4.2

4.7	Form of Warrant to Purchase Stock, dated November 7, 2019, by and between Venus Concept Inc. and Solar Capital Ltd.	8-K	11-7-19	4.3

4.8	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Solar Capital Ltd.	10-K	3-20-19	4.10

4.9	Form of Warrant to Purchase Stock, dated May 19, 2015, by and between Restoration Robotics, Inc. and Oxford Finance LLC.	10-K	3-30-20	4.9

4.10	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Western Alliance Bank.	10-K	3-30-20	4.10

4.11	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and SUNS SPV LLC.	10-K	3-30-20	4.11

4.12	Secured Subordinated Convertible Note, dated October 4, 2023, by Venus Concept Inc. in favor of Madryn Health Partners, LP	8-K	10-5-23	10.3

4.13	Secured Subordinated Convertible Note, dated October 4, 2023, by Venus Concept Inc. in favor of and Madryn Health Partners (Cayman Master), LP	8-K	10-5-23	10.4

4.14	Form of Secured Subordinated Convertible Note Issued by Venus Concept Inc. to EW Healthcare Partners, L.P.	8-K	1-19-24	10.2

4.15	Form of Secured Subordinated Convertible Note Issued by Venus Concept Inc. to EW Healthcare Partners-A L.P.	8-K	1-19-24	10.3

4.16	Form of Investor Warrant, dated February 27, 2024	8-K	2-27-24	4.1

4.17	Form of Placement Agent Warrant, dated February 27, 2024	8-K	2-27-24	4.2

10.1	Registration Rights Agreement, dated November 7, 2019, by and between Venus Concept Inc. and the investors listed therein.	8-K	11-7-19	10.2

10.2	Registration Rights Agreement, dated November 7, 2019, by and between Venus Concept Inc. and the investors listed therein.	8-K	11-7-19	10.15

10.3	Securities Purchase Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3-30-20	4.12

10.4	Registration Rights Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3- 30-20	4.13

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.5	Amended and Restated Investors' Rights Agreement, dated February 7, 2013, by and among Restoration Robotics, Inc. and the investors listed therein, as amended.	S-1	9-1-17	10.10

10.6	Registration Rights Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC.	8-K	6-16-20	10.2

10.7	Second Amended and Restated Loan Agreement, dated March 20, 2020, by and among Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.1

10.8	Second Amended and Restated Guaranty of Payment and Performance, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3-24-20	10.2

10.10	Security Agreement, dated as of March 20, 2020, by and between Venus Concept Inc. and City National Bank of Florida.	8-K	3-24-20	10.4

10.11†	License Agreement, dated July 25, 2006 by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.7

10.12†	First Amendment to License Agreement, dated January 5, 2009, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.8

10.13†	Second Amendment to License Agreement, dated February 23, 2015, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.9

10.14#	Venus Concept Inc. 2019 Incentive Award Plan.	8-K	11-7-19	10.21

10.15#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	10-K	3-30-20	10.24

10.16#	2017 Incentive Award Plan.	S-8	10-17-17	99.7

10.17#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.26

10.18#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.27

10.19#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.28

10.20#	2017 Employee Stock Purchase Plan.	S-8	10-17-17	99.11

10.21#	Non-Employee Director Compensation Program.	S-1/A	9-18-17	10.35

10.22#	2015 Equity Incentive Plan.	S-8	10-17-17	99.4

10.23#	Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.23

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.24#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.24

10.25#	Venus Concept Ltd. 2010 Israeli Employee Share Option Plan.	8-K	11-7-19	10.20

10.26#	Minutes of Settlement, by and between Domenic Serafino and Venus Concept Canada Corp, dated December 30, 2022.	8-K	1-6-23	10.1

10.27#	Employment Agreement by and between Venus Concept Ltd. and Domenic Della Penna, effective September 5, 2017.	8-K	11-7-19	10.17

10.28#	Employment Agreement by and between Venus Concept Inc. and Ross Portaro, effective October 15, 2021.	10-K	3-28-22	10.26

10.29#	Form of Indemnification Agreement between Venus Concept Inc. and each of its directors and executive officers.	8-K	11-7-19	10.19

10.30	Lease between 235 Investment Limited, Venus Concept Canada Corp and Venus Concept Ltd, dated March 29, 2019.	10-K	3-30-20	10.49

10.31	Lease between AMB Tripoint, LLC and Venus Concept Inc., dated July 29, 2021.	10-K	3-28-22	10.32

10.32†	Quality Agreement, dated October 11, 2011, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd. (signed December 3, 2017).	10-K	3-30-20	10.54

10.33†	Turn-Key Project Manufacturing Agreement, dated March 23, 2014, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd.	10-K	3-30-20	10.55

10.34†	Quality Agreement, dated July 13/17 2018, by and between Venus Concept Ltd. and Electronique du Mazet.	10-K	3-30-20	10.56

10.35†	Intellectual Property Rights Assignment, dated February 15, 2018, by and between Venus Concept Ltd. and Electronique du Mazet.	10-K	3-30-20	10.57

10.36	Consent to Transfer Confidentiality and Nonsolicitation Subcontracting Agreement, dated February 1, 2018, by and between Venus Concept Ltd. and Societe de Promotion et d'Equipement Medical Medicamat.	10-K	3-30-20	10.58

10.37	Manufacturing Agreement for Consumables, dated October 26, 2018, by and between NPI Solutions and Restoration Robotics, Inc.	10-K	3-30-20	10.59

10.38	SBA Payroll Protection Program Note dated April 21, 2020, by Venus Concepts Inc. and in favor of City National Bank of Florida.	8-K	4-30-20	10.2

10.39	Purchase Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC	8-K	6-16-20	10.1

10.40	Third Amended and Restated Loan Agreement dated as of December 9, 2020, by and among the Company, Venus Concept USA Inc., Venus Concept Canada Corp. and City National Bank of Florida.	8-K/A	12-15-20	10.1

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.41	Second Amended and Restated Security Agreement dated as of December 9, 2020 by and among the Company, Venus Concept USA Inc. and City National Bank.	8-K/A	12-15-20	10.2

10.43	Third Amended and Restated Guaranty of Payment and Performance dated as of December 9, 2020 by Venus Concept Ltd. in favor of City National Bank of Florida.	8-K/A	12-15-20	10.4

10.44	Amendment to General Security Agreement dated as of December 9, 2020 between Venus Concept Canada Corp. and City National Bank of Florida.	8-K/A	12-15-20	10.5

10.45	Loan and Security Agreement dated as of December 8, 2020, by and between Venus Concept USA Inc. and City National Bank.	8-K/A	12-15-20	10.6

10.46	Promissory Note dated December 8, 2020, by Venus Concept USA Inc. in favor of City National Bank.	8-K/A	12-15-20	10.7

10.47	Guaranty of Payment and Performance Agreement dated as of December 8, 2020 by and between the Company and City National Bank.	8-K/A	12-15-20	10.8

10.48	Securities Exchange and Registration Rights Agreement as of December 8, 2020 by and among the Company, Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and the Investors.	8-K/A	12-15-20	10.9

10.49	Secured Subordinated Convertible Note dated as of December 9, 2020 by the Company in favor of Madryn Health Partners, LP.	8-K/A	12-15-20	10.10

10.50	Secured Subordinated Convertible Note dated as of December 9, 2020 by the Company in favor of and Madryn Health Partners (Cayman Master), LP.	8-K/A	12-15-20	10.11

10.51	Guaranty and Security Agreement dated as of December 9, 2020 by and among the Company, Venus Concept USA, Venus Concept Canada Corp., Venus Concept Ltd. and Madryn Health Partners, LP.	8-K/A	12-15-20	10.12

10.52	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept Inc.	8-K/A	12-15-20	10.13

10.53	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept Canada Corp.	8-K/A	12-15-20	10.14

10.54	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept USA Inc.	8-K/A	12-15-20	10.15

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.55	Fourth Amended and Restated Loan Agreement, dated July 24, 2021, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	8-26-21	10.1

10.56	Fourth Amended and Restated Guaranty of Payment and Performance, dated July 24th, 2021, by Venus Concept Ltd in favor of City National Bank of Florida.	8-K	8-26-21	10.2

10.57	Third Amended and Restated Security Agreement, dated July 24, 2021, by and between Venus Concept Inc., Venus Concept USA Inc., and City National Bank of Florida.	8-K	8-26-21	10.3

10.59	Supplement to Subordination of Debt Agreements, dated July 24, 2021, by and between Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank of Florida, and Venus Concept Inc.	8-K	8-26-21	10.5

10.60	Supplement to Subordination of Debt Agreements, dated July 24, 2021, by and between Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank of Florida, and Venus Concept Inc.	8-K	10-5-21	10.1

10.61	Stock Purchase Agreement, dated December 15, 2021, by and between Venus Concept Inc. and the investors listed therein.	8-K	12-15-21	10.1

10.62	Resale Registration Rights Agreement, dated December 15, 2021, by and between Venus Concept Inc. and the Purchasers.	8-K	12-15-21	10.2

10.63	Investor Rights Agreement, dated December 15, 2021, by and between Venus Concept, Inc., Masters Special Situations, LLC, and the other purchasers from time to time party hereto.	8-K	12-15-21	10.3

10.64	Purchase Agreement, dated as of July 12, 2022, by and between the Company and Lincoln Park.	8-K	7-12-22	10.1

10.65	Registration Rights Agreement, dated as of July 12, 2022, by and between the Company and Lincoln Park.	8-K	7-12-22	10.2

10.66#	Employment Agreement, dated October 2, 2022, by and between the Company and Rajiv De Silva.	8-K	10-3-22	10.1

10.67#	Employment Agreement, dated October 11, 2022, by and between Venus Concept Canada Corp. and Hemanth Varghese,	8-K	10-11-22	10.1

10.68	Stock Purchase Agreement, dated November 18, 2022, by and among Venus Concept Inc., and certain investors listed therein.	8-K	11-18-22	10.1

10.69	Amended and Restated Registration Rights Agreement, dated November 18, 2022, by and between Venus Concept Inc. and certain investors listed therein.	8-K	11-18-22	10.2

10.70#	Amendment to Employment Agreement, dated as of January 1, 2023, by and between Venus Concept Inc. and Ross Portaro.	10-K	3-27-23	10.67

10.71#	Settlement Agreement, by and between Soeren Maor Sinay and Venus Concept UK Limited, dated March 1, 2023.	8-K	3-7-23	10.1

10.72	Stock Purchase Agreement, dated May 15, 2023, by and among Venus Concept Inc., EW Healthcare Partners, L.P. and EW Healthcare Partners-A L.P.	8-K	5-15-23	10.1

10.73	Registration Rights Agreement, dated May 15, 2023, by and among Venus Concept Inc., EW Healthcare Partners, L.P. and EW Healthcare Partners-A L.P	8-K	5-15-23	10.2

10.74#	Addendum to Employment Agreement of Domenic Della Penna, dated May 9, 2023.	10-Q	5-15-23	10.1

10.75#	Addendum to Employment Agreement of Ross Portaro, dated May 9, 2023.	10-Q	5-15-23	10.2

10.76	Amendment to Stock Purchase Agreement, dated July 6, 2023, by and among the Company, EW Healthcare Partners, L.P. and EW Healthcare Partners-A.	8-K	7-12-23	10.1

10.77	Exchange Agreement, dated October 4, 2023, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	10-5-23	10.1

10.78	Registration Rights Agreement, dated October 4, 2023, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	10-5-23	10.2

10.79	Subordination of Debt Agreement, dated October 4, 2023, by and between Venus Concept Ltd., Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP and City National Bank of Florida	8-K	10-5-23	10.5

10.80	Loan Modification Agreement, dated October 4, 2023, by and between Venus Concept Inc. and City National Bank of Florida	8-K	10-5-23	10.6

10.81	Note Purchase Agreement dated January 18, 2024, by and between Venus Concept Inc., Veus Concept USA, Inc., Venus Concept Canada Corp., Venus Concept Ltd., EW Healthcare Partners and EW Healthcare Partners-A, L.P.	8-K	1-19-24	10.1

10.82	Guaranty and Security Agreement, dated January 18, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd. and EW Healthcare Partners, L.P., as Collateral Agent	8-K	1-19-24	10.4

10.83	Subordination of Debt Agreement, dated January 18, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd., City National Bank of Florida, EW Healthcare Partners, L.P. and EW Healthcare Partners-A L.P.	8-K	1-19-24	10.5

10.84	Loan Modification Agreement, dated January 18, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd. and EW Healthcare, City National Bank of Florida, Madryn Health Partners, LP and Madryn Health Partners (Cayman Master).	8-K	1-19-24	10.6

10.85	Form of Transaction Completion Bonus Award Letter	8-K	2-24-24	10.1

10.86	Form of Securities Purchase Agreement, dated February 22, 2024, by and between Venus Concept Inc., Armistice Capital Master Fund Ltd. and Intracostal Capital LLC.	8-K	2-27-24	10.1

14.1	Code of Business Conduct and Ethics.	8-K	11-7-19	14.1

21.1	List of Subsidiaries.				X

23.2	Consent of MNP LLP, independent registered public accounting firm.				X

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
24.1	Power of Attorney. Reference is made to the signature page of this Annual Report on Form 10-K.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Venus Concept Inc. Incentive-Based Compensation Clawback Policy	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.

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

Venus Concept Inc.

April 1, 2024	By:	/s/ Rajiv De Silva
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

Signature	Title	Date

/s/ Rajiv De Silva	Chief Executive Officer and Director	April 1, 2024
Rajiv De Silva	(Principal Executive Officer)

/s/ Domenic Della Penna	Chief Financial Officer	April 1, 2024
Domenic Della Penna	(Principal Financial and Accounting Officer)

/s/ Scott Barry	Chairman and Director	April 1, 2024
Scott Barry

/s/ Garheng Kong, M.D.	Director	April 1, 2024
Garheng Kong, M.D.

/s/ Louise Lacchin	Director	April 1, 2024
Louise Lacchin

/s/ Fritz LaPorte	Director	April 1, 2024
Fritz LaPorte

/s/ Anthony Natale, M.D	Director	April 1, 2024
Anthony Natale, M.D.

/s/ Keith Sullivan	Director	April 1, 2024
Keith Sullivan

/s/ S. Tyler Hollmig, M.D.	Director	April 1, 2024
S. Tyler Hollmig, M.D.