Form 10-Q
period 2024-03-31
Venus Concept Inc.
filed 2024-05-15
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024 the registrant had 6,355,230 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,087	$5,396
Accounts receivable, net of allowance of $5,317 and $7,415 as of March 31, 2024, and December 31, 2023, respectively	27,168	29,151
Inventories	20,978	23,072
Prepaid expenses	1,034	1,298
Advances to suppliers	4,926	5,604
Other current assets	1,508	1,925
Total current assets	60,701	66,446
LONG-TERM ASSETS:
Long-term receivables, net	9,906	11,318
Deferred tax assets	1,148	1,032
Severance pay funds	429	573
Property and equipment, net	1,229	1,322
Operating right-of-use assets, net	4,081	4,517
Intangible assets	7,582	8,446
Total long-term assets	24,375	27,208
TOTAL ASSETS	$85,076	$93,654
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Trade payables	$7,787	$9,038
Accrued expenses and other current liabilities	12,133	12,437
Current portion of long-term debt	4,154	4,155
Income taxes payable	479	366
Unearned interest income	1,444	1,468
Warranty accrual	1,107	1,029
Deferred revenues	926	1,076
Operating lease liabilities	1,418	1,590
Total current liabilities	29,448	31,159
LONG-TERM LIABILITIES:
Long-term debt	72,552	70,790
Accrued severance pay	467	634
Deferred tax liabilities	11	15
Unearned interest revenue	724	671
Warranty accrual	268	334
Operating lease liabilities	2,846	3,162
Other long-term liabilities	672	338
Total long-term liabilities	77,540	75,944
TOTAL LIABILITIES	106,988	107,103
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT) (Note 15):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 6,355,230 and 5,529,149 issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	30	30
Additional paid-in capital	249,180	247,854
Accumulated deficit	(271,697)	(261,903)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,487)	(14,019)
Non-controlling interests	575	570
	(21,912)	(13,449)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$85,076	$93,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Leases	$3,593	$5,761
Products and services	13,886	14,770
	17,479	20,531
Cost of goods sold:
Leases	1,477	1,747
Products and services	4,355	5,085
	5,832	6,832
Gross profit	11,647	13,699
Operating expenses:
Selling and marketing	7,374	8,032
General and administrative	10,248	11,185
Research and development	1,785	2,637
Total operating expenses	19,407	21,854
Loss from operations	(7,760)	(8,155)
Other expenses:
Foreign exchange (gain) loss	324	(352)
Finance expenses	1,668	1,508
Loss on disposal of subsidiaries	—	77
Loss before income taxes	(9,752)	(9,388)
Income tax expense	37	235
Net loss	$(9,789)	$(9,623)
Net loss attributable to stockholders of the Company	$(9,794)	$(9,657)
Net income attributable to non-controlling interest	$5	$34

Net loss per share:
Basic	$(1.68)	$(1.84)
Diluted	$(1.68)	$(1.84)
Weighted-average number of shares used in per share calculation:
Basic	5,829	5,237
Diluted	5,829	5,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(9,789)	$(9,623)
Loss attributable to stockholders of the Company	(9,794)	(9,657)
Income attributable to non-controlling interest	5	34
Comprehensive loss	$(9,789)	$(9,623)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

		Preferred Shares		Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	2023 Series X Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance — January 1, 2024	3,185,000	1,575,810	256,356	5,529,149	$30	$247,854	$(261,903)	$570	$(13,449)
Issuance of common stock	—	—	—	8,333	0*	10	—	—	10
2024 Registered Direct Offering shares and warrants, net of costs	—	—	—	817,748	—	977	—	—	977
2023 Series X Private Placement shares dividends	—	—	8,012	—	—	—	—	—	-
Net loss — the Company	—	—	—	—	—	—	(9,794)	—	(9,794)
Net income — non-controlling interest	—	—	—	—	—	—	—	5	5
Stock-based compensation	—	—	—	—	—	339	—	—	339
Balance — March 31, 2024	3,185,000	1,575,810	264,368	6,355,230	$30	$249,180	$(271,697)	$575	$(21,912)

		Preferred Shares		Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	2023 Series X Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance — January 1, 2023	3,185,000	—	—	5,161,374	$29	$232,169	$(224,105)	$645	$8,738
Restricted share units vested	—	—	—	22,000	0*	—	—	—	-
Issuance of common stock	—	—	—	224,378	1	744	—	—	745
Adoption of ASC 326	—	—	—	—	—	—	(548)	—	(548)
Net loss — the Company	—	—	—	—	—	—	(9,657)	—	(9,657)
Net income — non-controlling interest	—	—	—	—	—	—	—	34	34
Stock-based compensation	—	—	—	—	—	481	—	—	481
Balance — March 31, 2023	3,185,000	—	—	5,407,752	$30	$233,394	$(234,310)	$679	$(207)

*: Presented as $0 due to rounding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,789)	$(9,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	975	1,007
Stock-based compensation	339	481
Provision for expected credit losses	171	618
Provision for inventory obsolescence	372	343
Finance expenses and accretion	481	74
Deferred tax expense (recovery)	(120)	149
Loss on disposal of property and equipment	5	34
Changes in operating assets and liabilities:
Accounts receivable short-term and long-term	3,226	1,654
Inventories	1,722	891
Prepaid expenses	264	69
Advances to suppliers	678	20
Other current assets	417	1,673
Operating right-of-use assets, net	437	423
Other long-term assets	(1)	(45)
Trade payables	(1,251)	(522)
Accrued expenses and other current liabilities	(263)	(2,570)
Current operating lease liabilities	(172)	(119)
Severance pay funds	144	43
Unearned interest income	29	(360)
Long-term operating lease liabilities	(316)	(289)
Other long-term liabilities	(226)	161
Net cash used in operating activities	(2,878)	(5,888)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25)	(70)
Net cash used in investing activities	(25)	(70)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10	803
2024 Registered Direct Offering shares and warrants, net of costs of $222	977	—
2024 Convertible Notes issued to EW, net of costs of $393	1,607	—
Net cash provided by financing activities	2,594	803
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(309)	(5,155)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	5,396	11,569
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$5,087	$6,414
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$27	$12
Cash paid for interest	$1,187	$1,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, unless otherwise noted, except share and per share data)

1. NATURE OF OPERATIONS

Venus Concept Inc. is a global medical technology company that develops, commercializes, and sells minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. The Company's systems have been designed on cost-effective, proprietary and flexible platforms that enable it to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. The Company was incorporated in the state of Delaware on November 22, 2002. In these notes to the unaudited condensed consolidated financial statements, the “Company,” “Venus Concept,” “our,” and “we,” refer to Venus Concept Inc. and its subsidiaries on a consolidated basis.

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  March 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $271,697 and $261,903, respectively, though, the Company was in compliance with all required covenants as of March 31, 2024, and December 31, 2023. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the unaudited condensed consolidated financial statements are issued. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of March 31, 2024 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses and the carrying value of intangible and long-lived assets.

Amounts reported in thousands within this report are computed based on the amounts in U.S. dollars. As a result, the sum of the components reported in thousands may not equal the total amount reported in thousands due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

Accounting Policies

The accounting policies the Company follows are set forth in the Company’s audited consolidated financial statements for fiscal year 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K. There have been no material changes to these accounting policies.

Recently Adopted Accounting Standards

In  August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”): Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for the Company on  January 1, 2024, with early adoption permitted. ASU No. 2020-06 can be adopted on either a fully retrospective or modified retrospective basis. On  January 1, 2024, the adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements or disclosures.

Recently Issued Accounting Standards Not Yet Adopted

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(9,789)	$(9,623)
Net loss allocated to stockholders of the Company	$(9,794)	$(9,657)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic	5,829	5,237
Weighted-average shares of common stock outstanding used in computing net loss per share, diluted	5,829	5,237
Net loss per share:
Basic	$(1.68)	$(1.84)
Diluted	$(1.68)	$(1.84)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the quarters ended March 31, 2024 and 2023 because including them would have been antidilutive:

	March 31, 2024	March 31, 2023
Options to purchase common stock	1,048,074	1,005,680
Preferred stock	8,969,341	2,123,443
Restricted share units	-	2,668
Shares reserved for convertible notes	2,662,459	547,593
Warrants for common stock	1,936,920	1,061,930
Total potential dilutive shares	14,616,794	4,741,314

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

The Company's convertible note (see Note 13) contains an embedded derivative feature that was required to be bifurcated and remeasured to fair value at each reporting period based on significant inputs not observable in the market, and is classified as a Level 3 measurement according to the fair value hierarchy described above. The changes in fair value recognized as a component of finance expenses. The fair value of derivative liability was determined using a probability-weighted expected return method (“PWERM”) using the “With and Without” approach (a form of an income approach). Under this approach various scenarios were considered to trigger the change of control, conversion, and redemption scenarios constituting the embedded derivative. The PWERM analysis contains inherent assumptions related to expected stock price volatility, conversion and redemption timing, and risk-free interest rate. Due to the use of significant unobservable inputs, the overall fair value measurement of the derivative liability is classified as Level 3.

The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy, and there were no transfers between Level 1, Level 2 and Level 3 for the periods presented:

	Fair Value Measurements as of March 31, 2024
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$61	$—	$61
Total assets	$—	$61	$—	$61
Liabilities	—	—	—	—
Derivative Liability	—	—	327	327
Total liabilities	$—	$—	$327	$327

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$62	$—	$62
Total assets	$—	$62	$—	$62

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under subscription agreements and our Venus Prime program, with unencumbered title passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received under the agreement is recognized upon shipment to the customer as lease revenue. Venus Prime, launched in January 2024, is a structured in-house financing program which replaces the legacy subscription program for new customers in North America.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's unaudited condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $28,677 and $32,393 as of  March 31, 2024 and December 31, 2023, respectively, and are included in accounts receivable and long-term receivables on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for expected credit losses as of March 31, 2024 and December 31, 2023. Based upon such assessment, the Company recorded an allowance for expected credit losses totaling $5,317 and $7,415 as of March 31, 2024, and December 31, 2023, respectively.

A summary of the Company’s accounts receivables is presented below:

	March 31,	December 31,
	2024	2023
Gross accounts receivable	$42,391	$47,884
Unearned income	(2,168)	(2,139)
Allowance for expected credit losses	(5,317)	(7,415)
	$34,906	$38,330
Reported as:
Current trade receivables	$27,168	$29,151
Current unearned interest income	(1,444)	(1,468)
Long-term trade receivables	9,906	11,318
Long-term unearned interest income	(724)	(671)
	$34,906	$38,330

Current subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for expected credit losses, to be received by the Company over the next 5 years:

		March 31,
	Total	2024	2025	2026	2027	2028
Current financing receivables, net of allowance of $5,311	$18,771	$18,771	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $6	9,906	—	7,236	2,632	38	—
	$28,677	$18,771	$7,236	$2,632	$38	$—

Accounts receivable from our legacy subscription-based model do not bear interest and are typically not collateralized. Accounts receivable from Venus Prime sales bear interest commensurate with the customer's credit risk. The Company performs credit evaluations on new and existing customers' financial condition and maintains an allowance for expected credit losses. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for expected credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to its unaudited condensed consolidated financial position, results of operations and cash flows.

The allowance for expected credit losses consisted of the following activity:

Balance at January 1, 2023	$13,619
Write-offs	(7,554)
Provision	1,350
Balance at December 31, 2023	7,415
Write-offs	(2,269)
Provision	171
Balance at March 31, 2024	$5,317

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$1,849	$1,949
Work-in-progress	1,891	2,048
Finished goods	17,238	19,075
Total inventory	$20,978	$23,072

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the period from upgraded sales. The Company expensed $5,119 and $6,832 in cost of goods sold in the three months ended March 31, 2024 and 2023, respectively. The balance of cost of goods sold represents the sale of applicators, parts, consumables and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of March 31, 2024 and December 31, 2023, a provision for obsolescence of $2,999 and $2,733 was taken against inventory, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives	March 31,	December 31,
	(in years)	2024	2023
Lab equipment tooling and molds	4 – 10	$4,356	$4,356
Office furniture and equipment	6 – 10	1,218	1,223
Leasehold improvements	up to 10	893	854
Computers and software	3	907	919
Vehicles	5 – 7	37	37
Demo units	5	214	214
Total property and equipment		7,625	7,603
Less: Accumulated depreciation		(6,396)	(6,281)
Total property and equipment, net		$1,229	$1,322

Depreciation expense amounted to $112 and $151 for the three months ended March 31, 2024 and 2023, respectively.

Other Current Assets

	March 31,	December 31,
	2024	2023
Government remittances (1)	$826	$1,336
Consideration receivable from subsidiaries sale	75	85
Sundry assets and miscellaneous	607	504
Total other current assets	$1,508	$1,925

(1) Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	March 31,	December 31,
	2024	2023
Payroll and related expense	$2,154	$2,260
Accrued expenses	4,713	3,924
Commission accrual	1,887	2,385
Sales and consumption taxes	3,379	3,868
Total accrued expenses and other current liabilities	$12,133	$12,437

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	March 31,	December 31,
	2024	2023
Balance as of the beginning of the period	$1,363	$1,482
Warranties issued during the period	109	933
Warranty costs incurred during the period	(97)	(1,052)
Balance at the end of the period	$1,375	$1,363
Current	1,107	1,029
Long-term	268	334
Total	$1,375	$1,363

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	Three Months Ended March 31,
	2024	2023
Interest expense	$2,077	$1,443
Change in fair value of derivative liability	(618)	$—
Accretion on long-term debt and amortization of fees	209	65
Total finance expenses	$1,668	$1,508

7. LEASES

The following presents the various components of lease costs.

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$386	$510
Short-term lease cost	—	—
Total lease cost	$386	$510

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the amounts below.

	Three Months Ended March 31,
	2024	2023
Operating cash outflows from operating leases	$386	$510

The following table presents the weighted-average lease term and discount rate for operating leases.

	At March 31,
	2024	2023
Operating leases
Weighted-average remaining lease term	2.83 yrs.	3.73 yrs.
Weighted-average discount rate	4.00%	4.00%

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.

Years ending December 31,	Operating leases
2024	$1,075
2025	1,294
2026	1,101
2027	593
2028	204
Thereafter	341
Imputed Interest (1)	(343)
Total	$4,265

(1) Imputed interest represents the difference between undiscounted cash flows and cash flows.

8. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization were as follows:

	At March 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(545)	$855
Brand	2,500	(1,395)	1,105
Technology	16,900	(12,437)	4,463
Supplier agreement	3,000	(1,841)	1,159
Total intangible assets	$23,800	$(16,218)	$7,582

	At December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(522)	$878
Brand	2,500	(1,330)	1,170
Technology	16,900	(11,735)	5,165
Supplier agreement	3,000	(1,767)	1,233
Total intangible assets	$23,800	$(15,354)	$8,446

For the three months ended March 31, 2024 and 2023, amortization expense was $864 and $856, respectively.

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2024	$2,610
2025	3,004
2026	657
2027	657
2028	244
Thereafter	410
Total	$7,582

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2024, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $10.0 million. In addition, as of March 31, 2024, the Company had $1.164 million of open purchase orders that can be cancelled with 270 days’ notice.

Aggregate future service and purchase commitments with manufacturers as of March 31, 2024 are as follows:

Years ending December 31,	Purchase and Service Commitments
2024	$9,983
2025 and Thereafter	—
Total	$9,983

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

On  October 4, 2023, the Company, Venus Concept USA Inc. (“Venus USA”), Venus Concept Canada Corp. (“Venus Canada”) and Venus Concept Ltd. (“Venus Ltd.”) entered into the Loan Modification Agreement with CNB, which modified certain terms of the MSLP Loan Agreement. The primary modifications of the MSLP Loan Modification were (i) the principal payment in the amount of 15% of the outstanding principal balance of the loan originally due December 31, 2023 is deferred until maturity, (ii) the principal payment in the amount of 15% of the outstanding principal balance of the loan originally due December 31, 2024 is reduced to 7.5% with the remainder deferred until maturity, (iii) the interest rate of the loan is reset from one-month LIBOR plus three percent (3%) to one-month term Secured Overnight Financing Rate (SOFR) plus three and one-quarter percent (3.25%), and (iv) Venus USA has assigned certain of its subscription sales contracts to CNB.

On January 18, 2024, the Company and the Guarantors entered into a Loan Modification Agreement (the “Loan Modification Agreement”) with CNB and Madryn Health Partners, LP, and certain of its affiliates (collectively, “Madryn”). The Loan Modification Agreement amends the MSLP Loan Agreement to, among other things, satisfy the 2023 Minimum Deposit Requirements (as defined in the Loan Modification Agreement) and defer the testing of the Minimum Deposit Relationship obligations set forth in the MSLP Loan Agreement for the monthly periods ending on January 31, 2024, February 28, 2024 and March 31, 2024 until April 30, 2024.

As of March 31, 2024 and December 31, 2023, the Company was in compliance with all required covenants.

The scheduled payments, inclusive of principal and estimated interest, on the outstanding borrowings as of March 31, 2024 are as follows:

As of March 31, 2024
2024	$7,285
2025	51,905
Total	$59,190

On April 23, 2024, the MSLP Loan was purchased by Madryn for an undisclosed amount from CNB with the consent of the Company.

11. MADRYN DEBT AND CONVERTIBLE NOTES

On October 11, 2016, Venus Ltd. entered into a credit agreement as a guarantor with Madryn, as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept’s subsidiaries.

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 10), the Company and its subsidiaries, Venus USA, Venus Ltd., Venus Canada, and the Madryn Noteholders (as defined below), entered into a securities exchange agreement (the "Exchange Agreement") dated as of December 8, 2020, pursuant to which the Company (i) repaid on December 9, 2020, $42.5 million aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued, on December 9, 2020, to Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (the "Madryn Noteholders") secured subordinated convertible notes in the aggregate principal amount of $26.7 million (the "Notes"). The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

On October 4, 2023, the Company entered into a securities exchange agreement (the "2023 Exchange Agreement") with the Madryn Noteholders. Pursuant to the 2023 Exchange Agreement, the Madryn Noteholders agreed to exchange (the "Exchange") $26.695 million in aggregate principal amount of outstanding secured convertible notes of the Company for (i) secured subordinated convertible notes in aggregate principal amount of $22.792 million (the “New Notes”) and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock" (the "Series X Preferred Stock"). The Series X Preferred Stock is priced at $20.10 per share (the "Issuance Price"), being equal to the "Minimum Price" as set forth in Nasdaq Listing Rule 5635(d), multiplied by ten. The New Notes accrue interest at a rate of 3-month adjusted term Secured Overnight Financing Rate (SOFR) plus 8.50% per annum. In the case of an event of default under the New Notes, the then-applicable interest rate will increase by four percent (4.00%) per annum. Interest is payable in kind in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on December 31, 2023. The New Notes mature on December 9, 2025, unless earlier redeemed or converted. As part of the extinguishment of principal, the Company recognized a $2.0 million loss.

As of March 31, 2024, the Company had approximately $24.4 million principal and interest of convertible notes outstanding that were issued pursuant to the Exchange Agreement (as defined below).

In connection with the New Notes and Notes, the Company recognized interest expense of $834 and $540 during the three months ended March 31, 2024 and 2023, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the New Notes and Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The New Notes and Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the New Notes and Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of March 31, 2024, and December 31, 2023, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of March 31, 2024, and December 31, 2023.

The scheduled payments, inclusive of principal and interest, on the outstanding borrowings as of March 31, 2024 are as follows:

As of March 31, 2024
2024	$—
2025	30,923
Total	$30,923

For the three months ended March 31, 2024, the Company did not make any principal repayments.

Following Madryn’s purchase of the MSLP Loan, on April 23, 2024, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”), by and among Venus USA, (as “Bridge Borrower”), Venus Canada, Venus Ltd. (Venus Ltd., together with the Company and Venus Canada, the “2024 Guarantors,” and together with the Bridge Borrower, the “2024 Loan Parties”) and, each lender party thereto (collectively, the “2024 Lenders”) and Madryn Health Partners, LP, as administrative agent (“Madryn HP”). For additional details related to the Loan and Security Agreement, see Item 1. Note 19. Subsequent Events and elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2024.

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

In connection with the Amended CNB Loan Agreement, the Company, Venus USA and Venus Canada issued a promissory note dated August 26, 2021, in favor of CNB (the “CNB Note”) in the amount of $5,000 with a maturity date of  July 24, 2023 and the obligations of the Company pursuant to certain of the Company’s outstanding promissory notes were reaffirmed as subordinated to the indebtedness of the Company owing to CNB pursuant to a Supplement to Subordination of Debt Agreements dated as of August 26, 2021 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, the Company and CNB. The CNB Note and Amended CNB Loan Agreement expired at its maturity date.

As of   March 31, 2024, and as of expiration of credit facility, the Company was in compliance with all required covenants. An event of default under this agreement would have caused a default under the MSLP Loan (see Note 10).

13.  EW CONVERTIBLE NOTES

On January 18, 2024, the Company, Venus USA, Venus Canada and Venus Ltd (the “Guarantors”) entered into a Note Purchase and Registration Rights Agreement (the “Note Purchase Agreement”) with EW Healthcare Partners, L.P. (“EW”) and EW Healthcare Partners-A, L.P. (“EW-A,” and together with EW, the “EW Investors”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the EW Investors $2.0 million in aggregate principal amount of secured subordinated convertible notes (the “2024 Notes").

The 2024 Notes accrue interest at a rate equal to the 90-day adjusted term Secured Overnight Financing Rate (SOFR) plus 8.50% per annum; provided, however, that if there is an Event of Default (as defined below), the then-applicable interest rate will increase by 4.00% per annum. Interest is payable in kind in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on March 31, 2024. The 2024 Notes mature on December 9, 2025, unless earlier redeemed or converted, at which time all outstanding principal and interest is payable in cash, except as described below. At any time prior to the maturity date, a holder may convert the 2024 Notes at their option into shares of common stock at the then-applicable conversion rate. The initial conversion rate is 799.3605 shares of common stock per one-thousand principal amount of 2024 Notes, which represents an initial conversion price of approximately $1.251 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments. The 2024 Notes are redeemable, in whole and not in part, at the Company’s option at any time, at a redemption price equal to the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, to, the redemption date, plus a redemption premium. The Company’s redemption option is subject to satisfaction of the conditions set forth in the 2024 Notes, including that a registration statement covering the resale of the shares of common stock issuable upon conversion of the 2024 Notes is effective and available for use.

The 2024 Notes have customary provisions relating to the occurrence of “Events of Default,” as defined in the 2024 Notes. If an Event of Default occurs, then the EW Investors may, subject to the terms of the CNB Subordination Agreement (as defined below), (i) declare the outstanding principal amount of the 2024 Notes, all accrued and unpaid interest and all other amounts owing under the 2024 Notes and other transaction documents entered into in connection therewith to be immediately become due and payable, without any further action or notice by any person, and (ii) exercise all rights and remedies available to them under the 2024 Notes, the EW Security Agreement (as defined below) and any other document entered into in connection with the foregoing. The 2024 Notes constitute the Company’s secured, subordinated obligations and are (i) equal in right of payment with the Company’s existing and future senior unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2024 Notes; and (iii) subordinated to the Company’s existing secured indebtedness in a manner consistent with the Existing Subordination Agreements (as defined below).

On January 18, 2024, the Company and the Guarantors entered into a Guaranty and Security Agreement, dated January 18, 2024 (the “EW Security Agreement”) with EW, as collateral agent. Pursuant to the EW Security Agreement, the Guarantors jointly and severally guaranteed to the EW Investors the prompt payment of all outstanding amounts under the 2024 Notes when due. The Guarantors also granted to the EW Investors a security interest in substantially all of their assets to secure the obligations under the 2024 Notes.

Pursuant to the EW Security Agreement, during the continuance of an Event of Default under the 2024 Notes, if the Company is unable to repay all outstanding amounts under the 2024 Notes, the EW Investors may, subject to the terms of the CNB Subordination Agreement (as defined below), foreclose on the collateral to collateralize such indebtedness. Any such foreclosure could significantly affect the Company’s ability to operate its business.

The EW Security Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants include restrictions on the Company’s ability, to incur, create or permit to exist additional indebtedness, or liens, and to make certain changes to its ownership structure, in each case without the Investor’s consent.

On January 18, 2024, the Company and the Guarantors entered into a Subordination of Debt Agreement (the “CNB Subordination Agreement”) with CNB and the EW Investors. The CNB Subordination Agreement provides that the 2024 Notes are subordinated to the Company’s existing secured indebtedness with CNB, in a manner consistent with the subordination of the Secured Subordinated Convertible Notes, dated October 4, 2023 (the “Madryn Notes”), issued to Madryn pursuant to those certain existing Subordination of Debt Agreements, dated as of December 8, 2020 entered into by the Company and the Guarantors, CNB, and Madryn (the “Existing Subordination Agreements”). The 2024 Notes and the Madryn Notes are secured by the same collateral, except that the 2024 Notes also receive a first priority perfected security interest and lien on the Company’s right to receive certain amounts from the Internal Revenue Service in respect of certain employee retention credits claimed by the Company (defined in the Notes as the “ERC Claim”).

As of March 31, 2024, the Company had approximately $2.1 million principal and interest of the 2024 convertible notes outstanding that were issued pursuant to the Note Purchase Agreement (as defined below).

In connection with the 2024 Notes, the Company recognized interest expense of $57 during the three months ended March 31, 2024. The 2024 Notes contained a conversion option, redemption right upon an event of default, change of control scenario, and interest rate penalty upon an event of default which were evaluated under ASC 815, Derivatives and Hedging, and determined that these features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The fair value of the embedded derivative liability at issuance and as of March 31, 2024 were $0.9 million and $0.3 million, respectively.

As of March 31, 2024 and December 31, 2023, the Company was in compliance with all required covenants.

The scheduled payments, inclusive of principal and interest, on the outstanding borrowings as of March 31, 2024 are as follows:

As of March 31, 2024
2024	$—
2025	2,601
Total	$2,601

For the three months ended March 31, 2024, the Company did not make any principal repayments.

14. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all classes of preferred stock, convertible promissory notes, options granted and available for grant under the incentive plans and warrants to purchase common stock.

	March 31, 2024	December 31, 2023
Outstanding common stock warrants	1,936,920	1,061,930
Outstanding stock options and RSUs	1,048,074	981,834
Preferred shares	8,969,341	8,889,221
Shares reserved for conversion of future voting preferred share issuance	5,764,093	5,844,213
Shares reserved for future option grants and RSUs	254,241	99,580
Shares reserved for Lincoln Park	702,847	711,180
Shares reserved for Madryn Noteholders	1,300,000	1,300,000
Shares reserved for EW Noteholders	2,000,000	—
Total common stock reserved for issuance	21,975,516	18,887,958

15. STOCKHOLDERS' EQUITY (DEFICIT)

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

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, the Company entered into a purchase agreement (the "Equity Purchase Agreement") with Lincoln Park Capital Fund LLC ("Lincoln Park"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31,000 worth of shares of its common stock, par value $0.0001 per share, pursuant to its shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that the Company can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed 517,560 shares (subject to adjustment) of common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Equity Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) with Equity Purchase Agreement equals or exceeds $59.6325 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Stock Market LLC ("Nasdaq") Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules.) Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of the Company’s issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares of common stock issued under the Equity Purchase Agreement (the “Registration Rights Agreement”).

From commencement to expiry on July 1, 2022, the Company issued and sold to Lincoln Park 229,139 shares of its common stock at an average price of $40.50 per share, and 13,971 of these shares were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $620 together with the issuance costs of $123 were recorded as deferred issuance costs in the consolidated balance sheet at inception and were amortized into consolidated statements of stockholders’ equity (deficit) proportionally based on proceeds received during the term of the Equity Purchase Agreement. In 2022, the Company issued 26,666 shares of its common stock and the proceeds from common stock issuances as of December 31, 2022 were $272, with no issuance costs. The proceeds in the amount of $272 were recorded in the condensed consolidated statements of cash flows as net cash proceeds from issuance of common stock. The Equity Purchase Agreement expired on July 1, 2022, and was replaced with the 2022 LPC Purchase Agreement discussed below.

2022 LPC Purchase Agreement with Lincoln Park

On July 12, 2022, the Company entered into a purchase agreement (the “2022 LPC Purchase Agreement”) with Lincoln Park, as the Equity Purchase Agreement expired on July 1, 2022. The 2022 LPC Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $11,000 of shares (the “Purchase Shares”) of its common stock, par value $0.0001 per share. Concurrently with entering into the 2022 LPC Purchase Agreement, the Company also entered into a registration rights agreement (the “2022 LPC Registration Rights Agreement”) with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2022 LPC Purchase Agreement. The aggregate number of shares that the Company can issue to Lincoln Park under the 2022 LPC Purchase Agreement may not exceed 858,224 shares of common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the 2022 LPC Purchase Agreement (the “2022 Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the 2022 Exchange Cap, in which case the 2022 Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the 2022 LPC Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the 2022 LPC Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the 2022 LPC Purchase Agreement, plus an incremental amount to take into account the issuance of the commitment shares to Lincoln Park under the 2022 LPC Purchase Agreement, such that the transactions contemplated by the 2022 LPC Purchase Agreement are exempt from the 2022 Exchange Cap limitation under applicable Nasdaq rules. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2022 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. Upon execution of the 2022 LPC Purchase Agreement, the Company issued 45,701 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement at the total amount of $330. Through December 31, 2023 the Company issued an additional 776,452 shares of common stock to Lincoln Park at an average price of $3.966 per share for a total value of $3,080. During the three months ended March 31, 2024, the Company issued an additional 8,333 shares of common stock to Lincoln Park at an average price of $1.16 per share, for a total value of $10. Further information regarding the 2022 LPC Purchase Agreement is contained in the Company’s Form 8-K filed with the SEC on July 12, 2022.

The 2022 Private Placement

In  November 2022, we entered into a securities purchase agreement with certain investors (collectively, the "2022 Investors") pursuant to which the Company issued and sold to the 2022 Investors an aggregate of 116,668 shares of common stock, par value $0.0001 per share, and 3,185,000 shares of voting convertible preferred stock, par value $0.0001 per share (the "Voting Preferred Stock"), which are convertible into 2,123,443 shares of common stock upon receipt of a valid conversion notice from a 2022 Investor or at the option of the Company within 30 days following the occurrence of certain events (the "2022 Private Placement"). The 2022 Private Placement was completed on November 18, 2022. The gross proceeds from the securities sold in the 2022 Private Placement was $6,720. The costs incurred with respect to the 2022 Private Placement totaled $202 and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders' equity (deficit). Further information regarding the 2022 Private Placement is contained in the Company’s Form 8-K filed with the SEC on  November 18, 2022.

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

Series X Convertible Preferred Stock

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

A holder is not entitled to exercise any portion of a 2024 Investor Warrant, if, after giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates and any other persons) whose beneficial ownership of Common Stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Exchange Act would exceed 4.99%, or at the election of a 2024 Investor 9.99%, of the common stock outstanding after giving effect to the exercise. Such 4.99% limitation may be increased at the holder’s election upon 61 days’ notice to the Company, provided that such percentage may not exceed 9.99%.

On February 27, 2024, the Company closed the Offering, raising gross proceeds of approximately $1.2 million before deducting placement agent fees and other offering expenses payable by the Company. The proceeds received in the Offering were allocated to each instrument on a relative fair value basis.

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

2010 Share Option Plan

In November 2010, the Board adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of March 31, 2024, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 10,061 (28,168 as of December 31, 2023).

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

Under the 2019 Plan, 30,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of March 31, 2024, there were 244,180 shares of common stock available under the 2019 Plan (71,412 as of December 31, 2023). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
Cost of sales	$10	$15
Selling and marketing	72	109
General and administrative	230	300
Research and development	27	57
Total stock-based compensation	$339	$481

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.00	6.00
Risk-free interest rate	4.23%	3.41%
Expected volatility	43.06%	43.02%
Expected dividend rate	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2024	981,834	$19.85	7.58	$—
Options granted	82,000	0.71	-	—
Options exercised	-	-	-	—
Options forfeited/cancelled	(15,760)	25.54	-	—
Outstanding – March 31, 2024	1,048,074	18.26	7.52	$—
Exercisable – March 31, 2024	448,819	33.24	6.20	$—
Expected to vest – after March 31, 2024	599,255	$7.05	8.51	$—

The following tables summarize information about stock options outstanding and exercisable at March 31, 2024:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.7051 - $54.60	1,000,031	7.73	$13.80	401,178	6.56	$23.97
$63.90 - $119.25	45,774	3.18	99.44	45,372	3.16	99.46
$186.75 - $382.50	1,627	4.74	271.15	1,627	4.74	271.15
$405.00 - $438.75	373	0.91	405.36	373	0.91	405.36
$650.25 - $958.50	269	4.20	727.38	269	4.20	727.38
	1,048,074	7.52	$18.26	448,819	6.20	$33.24

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $nil for the three months ended March 31, 2024 and 2023, respectively.

The weighted-average grant date fair value of options granted was $0.705 and $2.82 per share for the three months ended March 31, 2024 and 2023, respectively. The fair value of options vested during the three months ended March 31, 2024 and 2023 was $355 and $346, respectively.

16. INCOME TAXES

The Company generated a loss and recognized $37 of tax expense for the three months ended March 31, 2024, and $235 of tax expense for the three months ended March 31, 2023, respectively. A reconciliation of income tax expense is as follows:

	Three Months Ended March 31,
	2024	2023
Loss before income taxes	$(9,752)	$(9,388)
Theoretical tax expense at the statutory rate (21% in 2024 and 2023)	(2,048)	(1,971)
Differences in jurisdictional tax rates	(455)	(267)
Valuation allowance	2,486	2,441
Non-deductible expenses	54	32
Total income tax provision	37	235
Net loss	$(9,789)	$(9,623)

Income tax expense is recognized based on the actual loss incurred during the three months ended March 31, 2024 and 2023, respectively.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended March 31,
	2024	2023
United States	$9,080	$10,741
International	8,399	9,790
Total revenue	$17,479	$20,531

As of March 31, 2024, long-lived assets in the amount of $7,810 were located in the United States and $1,001 were located in foreign locations. As of December 31, 2023, long-lived assets in the amount of $8,705 were located in the United States and $1,063 were located in foreign locations.

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

4.    Service revenue – includes NeoGraft technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Three Months Ended March 31,
	2024	2023
Lease revenue	$3,531	$5,761
System revenue	10,535	11,065
Product revenue	2,557	2,947
Service revenue	856	758
Total revenue	$17,479	$20,531

18. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and parties related through employment.

Distribution agreements

On  January 1, 2018, the Company entered into a Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will distribute the Company’s products in Thailand. A former senior officer of the Company is a 30.0% shareholder of TBC. For the three months ended March 31, 2024 and 2023, TBC purchased products in the amount of $nil and $208, respectively, under this distribution agreement. These sales are included in products and services revenue. TBC ceased being a related party as of June 2023.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd. ("Venus Singapore"). On  January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Aexel Biomed will continue to distribute the Company’s products in Singapore. A former senior officer of the Company is a 45.0% shareholder of Aexel Biomed. During the three months ended March 31, 2024 and 2023, Aexel Biomed purchased products in the amount of $nil and $60, respectively, under the distribution agreement. These sales are included in products and services revenue. Aexel Biomed ceased being a related party as of June 2023.

19. SUBSEQUENT EVENTS

Nasdaq bid-price non-compliance

On April 11, 2024, the Company received a notice (the “Bid Price Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) stating that for 32 consecutive business days the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required for continued listing under Listing Rule 5550(a)(2).

The Bid Price Notice has no immediate effect on the listing of the common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until October 8, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the common stock must be at least $1.00 per share for a minimum of ten consecutive business days before October 8, 2024, at which time the Staff will provide written notification to the Company that it complies with the Minimum Bid Requirement, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If the common stock does not achieve compliance by October 8, 2024, the Company may be eligible for an additional 180-day period to regain compliance, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary.

The Company intends to actively monitor the closing bid price of the common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules.

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into the Loan and Security Agreement, by and among the Bridge Borrower, the 2024 Guarantors, the 2024 Lenders and Madryn HP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders have agreed to provide the Bridge Borrower with Bridge Financing in the form of a term loan in the original principal amount of $2,237,906.85 and one or more delayed draw term loans of up to an additional principal amount of $2,762,093.15. The Bridge Financing matures on the Maturity Date. Pursuant to the Loan and Security Agreement, each of the 2024 Guarantors, jointly and severally, absolutely and unconditionally guarantees, as primary obligor and not merely as surety, that the Obligations (as defined in the Loan and Security Agreement) will be performed and paid in full in cash when due and payable, whether at the stated or accelerated maturity thereof or otherwise, this guarantee being a guarantee of payment and not of collectability and being absolute and in no way conditional or contingent.

Borrowings under the Bridge Financing will bear interest at a rate per annum equal to 12%. On the Maturity Date, the 2024 Loan Parties are obligated to make a payment equal to all unpaid principal and accrued interest.

The Loan and Security Agreement also provides that all present and future indebtedness and the obligations of the Bridge Borrower to Madryn HP shall be secured by a priority security interest in all real and personal property collateral of the 2024 Loan Parties.

The Loan and Security Agreement contains customary representations, warranties and affirmative and negative covenants. In addition, the Loan and Security Agreement contains customary events of default that entitle Madryn HP to cause the Bridge Borrower’s indebtedness under the Loan and Security Agreement to become immediately due and payable, and to exercise remedies against the 2024 Loan Parties and the collateral securing the term loan. Under the Loan and Security Agreement, an event of default will occur if, among other things, any 2024 Loan Party fails to make payments under the Loan and Security Agreement, any 2024 Loan Party breaches any of the covenants under the Loan and Security Agreement, a Change of Control (as defined in the Loan and Security Agreement) occurs, any 2024 Loan Party, or its assets, become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, a default interest rate equal to 15.0% per annum will apply to all obligations owed under the Loan and Security Agreement. Further information regarding the Loan and Security Agreement is contained in the Company's Form 8-K filed with the SEC on April 24, 2024.

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

The factors which we currently believe could have a material adverse effect on our business operations and financial performance and condition include, but are not limited to, the following risks and uncertainties:

•    our dependency on the subscription-based model and our Venus Prime financing program, which exposes us to the credit risk of our customers over the life of each subscription and/or Venus Prime agreement;

•    our customers’ failure to make payments under their subscription or Venus Prime agreements;

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”) and other filings we have made with the SEC.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family medicine, and general practitioners and aesthetic medical spas. In the three months ended March 31, 2024 and 2023, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets. As we grow our ARTAS hair restoration business and expand robotics offerings through the AI.ME™ platform we expect our penetration into the core practices of dermatology and plastic surgery to increase.

We have had recurring net operating losses and negative cash flows from operations. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $271.7 million and $261.9 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $5.1 million and $5.4 million, respectively.

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

Venus Viva®, Venus Viva® MD, Venus Legacy®, Venus Concept®, Venus Versa®, Venus Fiore®, Venus Freedom™, Venus Bliss™, Venus Bliss Max™, NeoGraft®, Venus Glow™, ARTAS®, ARTAS iX®, and AI.ME™, are trademarks of the Company and its subsidiaries. Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this document appear without the TM or the ® symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale was based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. Concurrently with entering into the Equity Purchase Agreement, we also entered into the Registration Rights Agreement. During the year ended December 31, 2022, we sold to Lincoln Park 0.03 million shares of our common stock under the Equity Purchase Agreement, at which point this agreement expired. The net cash proceeds from shares issuance as of December 31, 2022 were $0.3 million. The Equity Purchase Agreement expired on July 1, 2022.

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Subsequent to execution of the 2022 LPC Purchase Agreement the Company issued 0.43 million shares of common stock to Lincoln Park at an average price of $4.54 per share, for a total value of $1.97 million through December 31, 2022. During the twelve months ended December 31, 2023, the Company issued an additional 0.34 million shares of common stock to Lincoln Park at an average price of $3.23 per share, for a total value of $1.1 million. During the three months ended March 31, 2024, the Company issued an additional 8,333 shares of common stock to Lincoln Park at an average price of $1.16 per share, for a total value of $10. For additional information regarding the 2022 LPC Purchase Agreement, see Note 15 “Stockholders' Equity (Deficit)” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

The 2022 Private Placement

On November 18, 2022, we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 116,668 shares of our common stock and 3,185,000 shares of our Voting Preferred Stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity (deficit). The accounting effects of the 2022 Private Placement transaction are discussed in Note 15 "Stockholders' Equity (Deficit)" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

The Company expects to use the proceeds of the Placements, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transaction are discussed in Note 15 "Stockholders' Equity (Deficit)" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Series X Convertible Preferred Stock

On October 4, 2023, the Company entered into the 2023 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26,695,110.58 in aggregate principal amount outstanding under the Notes for (i) $22,791,748.32 in aggregate principal amount of new secured convertible notes of the Company and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock." The transaction is discussed in Note 15 "Stockholders' Equity (Deficit)" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Registered Direct Offering

On February 22, 2024, the Company, entered into the SPA with the 2024 Investors, pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 817,748 shares of the Company’s common stock, at a price of $1.465 per share and (ii) the "2024 Investor Warrants," at an initial exercise price of $1.34 per share. The transaction is discussed in Note 15 "Stockholders' Equity (Deficit)" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into the Loan and Security Agreement, by and among the Bridge Borrower, the 2024 Guarantors, the 2024 Lenders and Madryn HP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders have agreed to provide the Bridge Borrower with Bridge Financing in the form of a term loan in the original principal amount of $2,237,906.85 and one or more delayed draw term loans of up to an additional principal amount of $2,762,093.15. The transaction is discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Systems are sold through traditional sales contracts directly, through our legacy subscription model, Venus Prime financing program; distributors; and our Venus Prime Program. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under subscription agreements in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

We generate revenue from traditional system sales and from sales under our legacy subscription model, Venus Prime financing program, which is available to customers in North America and select international markets. Approximately 25% and 34% of our aesthetic revenues were derived from our legacy subscription model, Venus Prime financing program, in the three months ended March 31, 2024 and 2023, respectively. We currently do not offer the ARTAS iX system under the subscription model. For additional details related to our subscription model, see Part 1, Item 1. Business as filed in our Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, we operated directly in 12 international markets through our 10 direct offices in the United States, Canada, Japan, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the three months ended March 31, 2024, and 2023 were $17.5 million and $20.5 million, respectively. We had a net loss attributable to the Company of $9.8 million and $9.7 million in the three months ended March 31, 2024, and 2023, respectively. We had an Adjusted EBITDA loss of $5.1 million and $5.7 million for the three months ended March 31, 2024, and 2023, respectively.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP measure defined as net income (loss) before foreign exchange (gain) loss, financial expenses, income tax expense (benefit), depreciation and amortization, stock-based compensation and non-recurring items for a given period. Adjusted EBITDA is not a measure of our financial performance under U.S. GAAP and should not be considered an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Accordingly, you should consider Adjusted EBITDA along with other financial performance measures, including net income, and our financial results presented in accordance with U.S. GAAP. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are: Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and although depreciation and amortization are non-cash charges, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2024	2023
Reconciliation of net loss to adjusted EBITDA	(in thousands)
Net loss	$(9,789)	$(9,623)
Foreign exchange (gain) loss	324	(352)
Loss on disposal of subsidiaries	—	77
Finance expenses	1,668	1,508
Income tax expense	37	235
Depreciation and amortization	975	1,022
Stock-based compensation expense	339	481
CEWS (1)	418	—
Other adjustments (2)	910	917
Adjusted EBITDA	$(5,118)	$(5,735)

(1) In April 2022, the Canada Revenue Agency (“CRA”) initiated an audit of the Canada Emergency Wage Subsidy Claim (“CEWS”) that the Company filed between 2020-2021. The CRA has currently assessed a denial of CEWS claims made by the Company in 2020 and requesting repayment of $418. The Company disputes the CRA assessment and intends to challenge this matter through the Tax Court or Judicial Review.

(2) For the three months ended March 31, 2024 and March 31, 2023 the other adjustments are represented by restructuring activities designed to improve the Company's operations and cost structure.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended March 31,
	2024	2023
United States	160	86
International	154	237
Total systems delivered	314	323

Mix between traditional sales, subscription model sales, distributor sales, and Venus Prime sales. We deliver systems through (1) traditional direct system sales contracts to customers, (2) our legacy subscription model, (3) system sales through distribution agreements, and (4) our Venus Prime program. Unit deliveries under direct system sales contracts, subscription agreements, and Venus Prime sales have higher per unit revenues and gross margins, while revenues and gross margins on systems sold through distributors are lower. However, distributor sales do not require significant sales and marketing support as these expenses are borne by the distributors. In addition, while traditional system sales, subscription agreements, and Venus Prime sales have similar gross margins, cash collections on subscription agreements and Venus Prime generally occur over a three-year period, with approximately 40% to 45% collected in the first year and the balance collected evenly over the remaining two years of the subscription agreement. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under subscription agreements in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

Investment in Sales, Marketing and Operations. In recent years, we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This included the opening of direct offices and hiring experienced sales, marketing, and operational staff. While we generated incremental product sales in these new markets, these revenues and the related margins did not fully offset the startup investments made in certain countries. We continue to evaluate our profitability and growth prospects in these countries and have taken and will continue to take steps to exit countries which we do not believe will produce sustainable results. Since June 2020 we have ceased direct sales operations in 14 countries across Europe, Asia Pacific, Latin America and Africa and have increased our investment and focus in the United States market.

In the three months ended March 31, 2024, and 2023, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for expected credit losses for estimated losses that may primarily arise from subscription customers that are unable to make the remaining payments required under their subscription agreements. We continue to focus our selling efforts on cash sales and subscription customers with a stronger credit profile, thereby reducing our exposure to credit losses. We incurred a bad debt expense of $0.2 million during the three months ended March 31, 2024. This compares favorably to $0.6 million for the three months ended March 31, 2023. As of March 31, 2024, our allowance for expected credit losses was $5.3 million which represents 13.0% of the gross outstanding accounts receivable as of this date. As of March 31, 2023, our allowance for expected credit losses was $14.2 million which represented 21% of the gross outstanding accounts receivable as of this date.

Outlook

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruption, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and a challenging growth environment. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted. The bulk of the first quarter revenue decline was due to an acceleration of our international strategy to wind down underperforming countries as we transition to third party distributors and our shift to prioritize cash deals over subscription deals in order to improve cash generation. We continue to focus on quality of revenue and despite the revenue decline, our cash used in operations was $2.6 million lower than the same period in 2023. We remain focused on adapting to the challenges presented by the current macro-economic environment.

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

Supply chain. We did not experience significant supply issues during the three months ended March 31, 2024 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and build inventory of key component parts. We anticipate some supply challenges in 2024, due to geopolitical disruption in the middle east impacting shipping lanes, deliveries of materials and component parts, impacting production lead times that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which we expect to continue throughout 2024. We expect to mitigate such pressures, where possible, through price increases and margin management.

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

Accounts receivable collections. We remain fully focused on our revised credit screening practices and thereby reducing bad debt expenses. As of March 31, 2024, our allowance for expected credit losses stands at $5.3 million, which represents 13% of the gross outstanding accounts receivable as of that date. This represents a decrease of $2.1 million or 28% from our December 31, 2023 allowance for expected credit losses balance of $7.4 million.

Foreign Exchange fluctuations. We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in New Israeli Shekels, Euro, Canadian dollar, British pound, Australian dollar, Chinese renminbi, Hong Kong dollar, Japanese yen, Argentina peso, Colombian peso, and Mexican peso. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. We do not hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our subscription model, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS kits, Viva tips, other consumables, marketing supplies, and (3) service revenue from our extended warranty service contracts provided to existing customers.

System Revenue

For the three months ended March 31, 2024 and 2023, approximately 25% and 34%, respectively, of our total system revenues were derived from our subscription model. The relative decrease in subscription revenues in the first three months of 2024 is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity. Our subscription model is designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. For accounting purposes, our subscription arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three months ended March 31, 2024 and 2023, approximately 71% and 62%, respectively, of our total system revenues were derived from traditional sales. The increased focus on traditional sales is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity.

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

For the three months ended March 31, 2024 and 2023, approximately 13% and 9%, respectively, of our total system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, and are accounted for using the sell-in method.

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

Finance Expenses

Finance expenses consist of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 8.69% for the MSLP Loan, 13.98% for the Madryn Notes, and 13.9% for the 2024 Notes as of March 31, 2024 and 8.71% for the MSLP Loan and 14.03% for the Notes as of December 31, 2023 .

Foreign Exchange (Gain) Loss

Foreign currency exchange (gain) loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Income Tax Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription contract is reported and tax affected. This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer. Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Income tax expense is recognized based on the actual taxable income or loss incurred during the three months ended March 31, 2024.

Non-Controlling Interests

We have minority shareholders in one jurisdiction in which we have direct operations. For accounting purposes, these minority partners are referred to as non-controlling interests, and we record the non-controlling interests’ share of earnings in our subsidiaries as a separate balance within stockholders’ equity in the consolidated balance sheets and consolidated statements of stockholders’ equity (deficit).

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Consolidated Statements of Loss:	(dollars in thousands)
Revenues:
Leases	$3,593	$5,761
Products and services	13,886	14,770
Total revenue	17,479	20,531
Cost of goods sold:
Leases	1,477	1,747
Products and services	4,355	5,085
	5,832	6,832
Gross profit	11,647	13,699
Operating expenses:
Selling and marketing	7,374	8,032
General and administrative	10,248	11,185
Research and development	1,785	2,637
Total operating expenses	19,407	21,854
Loss from operations	(7,760)	(8,155)
Other expenses:
Foreign exchange (gain) loss	324	(352)
Finance expenses	1,668	1,508
Loss on disposal of subsidiaries	—	77
Loss before income taxes	(9,752)	(9,388)
Income tax expense	37	235
Net loss	$(9,789)	$(9,623)
Net loss attributable to stockholders of the Company	(9,794)	(9,657)
Net income attributable to non-controlling interest	5	34
As a % of revenue:
Revenues	100%	100%
Cost of goods sold	33.4	33.3
Gross profit	66.6	66.7
Operating expenses:
Selling and marketing	42.2	39.1
General and administrative	58.6	54.5
Research and development	10.2	12.8
Total operating expenses	111.0	106.4
Loss from operations	(44.4)	(39.7)
Foreign exchange (gain) loss	1.9	(1.7)
Finance expenses	9.5	7.3
Loss on disposal of subsidiaries	—	0.4
Loss before income taxes	(55.8)	(45.7)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Revenues by region:
United States	$9,080	$10,741
International	8,399	9,790
Total revenue	$17,479	$20,531

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Revenues by product:
Subscription—Systems	$3,531	$5,761
Products—Systems	10,535	11,065
Products—Other (1)	2,557	2,947
Services	856	758
Total revenue	$17,479	$20,531

(1)	Products-Other include ARTAS procedure kits, Viva tips, Glide and other consumables.

Comparison of the three months ended March 31, 2024 and 2023

Revenues

	Three Months Ended March 31,
	2024		2023		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$3,531	20.2	$5,761	28.1	$(2,230)	(38.7)
Products—Systems	10,535	60.3	11,065	53.9	(530)	(4.8)
Products—Other	2,557	14.6	2,947	14.3	(390)	(13.2)
Services	856	4.9	758	3.7	98	12.9
Total	$17,479	100.0	$20,531	100.0	$(3,052)	(14.9)

Total revenue decreased by $3.1 million, or 14.9%, to $17.5 million for the three months ended March 31, 2024 from $20.5 million for the three months ended March 31, 2023. The decrease in revenue is primarily attributed to an acceleration in exiting unprofitable direct markets, and an initiative to reduce our reliance on system sales sold under subscription agreements, and the effects of tighter third party lending practices which negatively impacted capital equipment sales. These initiatives are designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates. Our international business was also affected by general macroeconomic headwinds that impacted customer access to capital. Despite the reduction in systems sales sold under subscription agreements, our cash used in operations in the first quarter of 2024 was 51% less than the first quarter of 2023.

We sold an aggregate of 314 systems in the three months ended March 31, 2024 compared to 323 systems in the three months ended March 31, 2023. The percentage of systems revenue derived from our subscription model was approximately 25% and 34% during the three months ended March 31, 2024 and 2023, respectively. The relative decrease in subscription revenues is in line with our strategy to prioritize cash deals over subscription deals in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our subscription model was approximately 25% and 21% during the three months ended March 31, 2024 and 2023, respectively.

Other product revenue decreased by $0.4 million, or 13.2%, to $2.6 million in the three months ended March 31, 2024 compared to $2.9 million in the three months ended March 31, 2023. This reduction is in line with the overall revenue decline in the quarter.

Services revenue increased by $0.1 million, or 12.9%, to $0.9 million in the three months ended March 31, 2024, compared to $0.8 million in the three months ended March 31, 2023. The increase was driven by higher warranty sales through various chain accounts.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $1.0 million, or 14.6%, to $5.8 million in the three months ended March 31, 2024, compared to $6.8 million in the three months ended March 31, 2023. Gross profit decreased by $2.1 million, or 15%, to $11.6 million in the three months ended March 31, 2024, compared to $13.7 million in the three months ended March 31, 2023. The decrease in gross profit is primarily due to a decrease in revenue in our international markets driven by the accelerated exit from unprofitable direct markets as discussed above. Gross margin was 66.6% of revenue in the three months ended March 31, 2024, compared to 66.7% of revenue in the three months ended March 31, 2023.

Operating expenses

	Three Months Ended March 31,
	2024		2023		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$7,374	42.2	$8,032	39.1	$(658)	(8.2)
General and administrative	10,248	58.6	11,185	54.5	(937)	(8.4)
Research and development	1,785	10.2	2,637	12.8	(852)	(32.3)
Total operating expenses	$19,407	111.0	$21,854	106.4	$(2,447)	(11.2)

Selling and Marketing

Selling and marketing expenses decreased by $0.7 million or 8.2% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease is largely due to lower revenues and reduced activities as we exited unprofitable direct markets. As a percentage of total revenues, our selling and marketing expenses increased by 3.1%, from 39.1% in the three months ended March 31, 2023 to 42.2% in the three months ended March 31, 2024. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $0.9 million or 8.4% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to reduced bad debt expense and savings from exiting certain unprofitable direct markets, partially offset by inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 4.1%, from 54.5% in the three months ended March 31, 2023, to 58.6% in the three months ended March 31, 2024, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $0.9 million or 32.3% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. We experienced significant cost savings through the consolidation of activities between our Israel and United States sites, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses decreased by 2.6%, from 12.8% in the three months ended March 31, 2023, to 10.2% in the three months ended March 31, 2024.

Foreign Exchange (Gain) Loss

We had $0.3 million of foreign exchange loss in the three months ended March 31, 2024 and foreign exchange gain of $0.4 million in the three months ended March 31, 2023. It decreased by $0.7 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses increased by $0.2 million or 13.3%, from $1.5 million in the three months ended March 31, 2023, compared to $1.7 million in the three months ended March 31, 2024, mostly due to an increase in LIBOR rates under our CNB Loan Agreement. See “Liquidity and Capital Resources” below.

Income Tax Expense

We had an income tax expense of $0.04 million in the three months ended March 31, 2024 compared to a $0.2 million income tax expense in the three months ended March 31, 2023. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2024, we had changes in timing of deductible expenses, tax accrual reversals and recognized tax loses in specific judications, which resulted in $0.04 million of income tax expense.

Liquidity and Capital Resources

We had $5.1 million and $5.4 million of cash and cash equivalents as of March 31, 2024, and December 31, 2023, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $76.7 million as of March 31, 2024, including the MSLP Loan of $51.9 million, and convertible notes of $26.5 million, compared to total debt obligations of approximately $74.9 million as of December 31, 2023.

Working capital is primarily impacted by the ratio of legacy subscription and Venus Prime sales to traditional cash sales. Our recent shift to prioritize traditional cash sales over subscription sales is designed to improve liquidity and reduce working capital requirements over time. Our expanding product portfolio also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of subscription/Venus Prime sales revenue to traditional sales revenue at a ratio of approximately 29:71 in the three months ended March 31, 2024, compared to 34:66 in the three months ended March 31, 2023. We expect a slight increase in the ratio of traditional sales to subscription/Venus Prime sales in 2024 and beyond. We expect inventory to remain relatively flat in the short term but increase at a lower rate than the rate of revenue growth over the longer term.

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

Issuance of Secured Subordinated Convertible Notes

Contemporaneously with the MSLP Loan Agreement, on December 9, 2020, we issued $26.7 million aggregate principal amount of the Notes to the Madryn Noteholders pursuant to the terms of the Exchange Agreement. The Notes accrued interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest accrued at a rate of 6.0% per annum. In connection with the Exchange Agreement, we also entered into (i) the Madryn Loan and Security Agreement, pursuant to which we agreed to grant Madryn a security interest, in substantially all of our assets, to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The Notes were convertible at any time into shares of our common stock at an initial conversion price of $48.75 per share, subject to adjustment. For additional information regarding the Notes, Exchange Agreement, Madryn Loan and Security Agreement and CNB Subordination Agreement, see Note 11 “Madryn Long-Term Debt and Convertible Notes” to our unaudited condensed consolidated financial statements included elsewhere in this report. On October 4, 2023, the Company entered into the 2023 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26,695,110.58 in aggregate principal amount outstanding under the Notes for (i) $22,791,748.32 in the New Notes, and (ii) 248,755 shares of Series X Convertible Preferred Stock. The New Notes accrued interest, payable in kind on a quarterly basis, at an annual rate of 90-day Adjusted SOFR + 8.5% and are convertible at any time into shares of our common stock at an initial conversion price of $24 per share, subject to adjustment.

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

CNB Loan Agreement

We had a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries to be used to finance working capital requirements. There was $nil outstanding balance as of March 31, 2024 and December 31, 2023. On February 22, 2023, CNB notified the Company that it would be temporarily restricting advances under the Fourth Amended and Restated CNB Loan Agreement pursuant to its rights under Section 2 of the agreement. This revolving credit facility expired on July 24, 2023 and has not been renewed. See Note 12 "Credit Facility" to our unaudited condensed consolidated financial statements included elsewhere in this report.

EW Convertible Note

On January 18, 2024, the Company, Venus USA, Venus Canada and Venus Ltd. entered into the Note Purchase Agreement with the EW Investors. Pursuant to the Note Purchase Agreement, the Company issued and sold to the EW Investors $2.0 million aggregate principal value of the 2024 Notes.  The 2024 Notes accrue interest at a rate equal to the 90-day adjusted term Secured Overnight Financing Rate (SOFR) plus 8.50% per annum; provided, however, that if there is an Event of Default (as defined below), the then-applicable interest rate will increase by 4.00% per annum. In connection with the Note Purchase Agreement, the Company entered into the EW Security Agreement pursuant to which, the Company granted to the EW Investors a security interest in substantially all of their assets to secure the obligations under the 2024 Notes.  The 2024 Notes were convertible at any time into shares of our common stock at an initial conversion price of $1.251 per share, subject to adjustment.

For additional information regarding the 2024 Notes, Note Purchase Agreement, and EW Security Agreement, see Note 13 “EW Convertible Notes” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into the Loan and Security Agreement, by and among the Bridge Borrower, the 2024 Guarantors, the 2024 Lenders and Madryn HP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders have agreed to provide the Bridge Borrower with Bridge Financing in the form of a term loan in the original principal amount of $2,237,906.85 and one or more delayed draw term loans of up to an additional principal amount of $2,762,093.15. The transaction is discussed in Note 19 "Subsequent Events" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Through December 31, 2023 we issued an additional 0.78 million shares of common stock to Lincoln Park at an average price of $3.97 per share, for a total proceeds value of $3.1 million since entering into the Purchase Agreement. During the three months ended March 31, 2024, the Company issued an additional 8,333 shares of common stock to Lincoln Park at an average price of $1.16 per share, for a total value of $10. For additional information regarding the 2022 LPC Purchase Agreement, see Note 15 “Stockholders' Equity (Deficit)” to our unaudited condensed consolidated financial statements included elsewhere in this report.

The 2022 Private Placement

On November 18, 2022, we consummated the 2022 Private Placement whereby we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 116,668 shares of our common stock and 3,185,000 shares of our Voting Preferred Stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity (deficit). The accounting effects of the 2022 Private Placement transaction are discussed in Note 15 "Stockholders' Equity (Deficit)" in the notes to our consolidated financial statements included elsewhere in this report.

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

On October 20, 2023, the Company and the 2023 Investors consummated the Fourth Placement under the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 502,513 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million. The Company expects to use the proceeds of the Placements, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transactions are discussed in Note 15 "Stockholders' Equity (Deficit)" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Registered Direct Offering

On February 22, 2024, the Company, entered into the SPA with the 2024 Investors, pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 817,748 shares of the Company’s common stock, at a price of $1.465 per share and (ii) in a concurrent private placement, warrants  to acquire up to an aggregate of 817,748 shares of Common Stock, at an initial exercise price of $1.34 per share. H.C. Wainwright & Co., LLC (“HCW”) acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 57,242 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are similar to the 2024 Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $1.8313 per share. The transaction is discussed in Note 15 "Stockholders' Equity (Deficit)" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Capital Resources

As of March 31, 2024, we had capital resources consisting of cash and cash equivalents of approximately $5.1 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

We believe that the net proceeds from the Madryn Loan and Security Agreement, the Registered Direct Offering, the 2023 Multi-Tranche Private Placement, the 2022 Private Placement, the proceeds from issuance of our common stock to Lincoln Park, the proceeds from the MSLP Loan, our continued availability under the 2022 LPC Purchase Agreement, our strategic cash flow enhancement initiatives, our initiatives to pursue strategic alternatives, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We can provide no assurances that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

We are restricted by covenants in the MSLP Loan, EW Security Agreement, and the Madryn Loan and Security Agreement. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing. In the event that the current macroeconomic headwinds continue to cause or present disruptions for an extended period of time, we cannot assure you that we will remain in compliance with the financial covenants contained in our credit facilities. We also cannot assure you that our lenders would provide relief or that we could secure alternative financing on favorable terms, if at all. Our failure to comply with the covenants contained in our credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(2,878)	$(5,888)
Cash used in investing activities	(25)	(70)
Cash provided by financing activities	2,594	803
Net decrease in cash and cash equivalents	$(309)	$(5,155)

Cash Flows from Operating Activities

For the three months ended March 31, 2024, cash used in operating activities consisted of a net loss of $9.8 million, partially offset by decreases in net operating assets of $4.7 million and non-cash operating expenses of $2.2 million. The use of cash in net operating assets was attributable to a decrease in accounts receivable of $3.2 million, a decrease in inventories of $1.7 million, a decrease in other current assets of $0.4 million, and a decrease in advances to suppliers of $0.7 million. These were offset by a decrease in trade payables of $1.3 million, a decrease in accrued expenses and other current liabilities of $0.3 million, and a decrease in long-term operating lease liabilities of $0.3 million. The non-cash operating expenses consisted of depreciation and amortization of $1.0 million, stock-based compensation expense of $0.3 million, provision for inventory obsolescence of $0.4 million, finance expenses and accretion of $0.5 million, and provision for expected credit losses of $0.2 million.

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

Cash Flows from Investing Activities

In the three months ended March 31, 2024, cash used in investing activities consisted of $0.03 million for the purchase of property and equipment.

In the three months ended March 31, 2023, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the three months ended March 31, 2024, cash used in financing activities primarily consisted of net proceeds from the Registered Direct Offering of shares and warrants of $1.0 million and net proceeds from the 2024 Convertible Notes issued to EW of $1.6 million.

In the three months ended March 31, 2023, cash used in financing activities primarily consisted of net proceeds from the issuance of shares of common stock to Lincoln Park of $0.8 million.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of March 31, 2024, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $10.0 million. In addition, as of March 31, 2024, we had $1.2 million of open purchase orders that can be cancelled with 270 days’ notice, except for a portion equal to 25% of the total amount representing the purchase of "long lead items."

The following table summarizes our contractual obligations as of March 31, 2024, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations, including interest	$8,322	$81,791	$—	$—	$90,113
Operating leases	1,418	2,302	204	340	4,264
Purchase commitments	9,983	—	—	—	9,983
Total contractual obligations	$19,723	$84,093	$204	$340	$104,360

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

Our significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2023. We believe that the assumptions and estimates associated with revenue recognition, long-term receivables, allowance for expected credit losses, warranty accrual, and stock-based compensation have the most significant impact on our consolidated financial statements, and therefore, we consider these to be our critical accounting policies and estimates.

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

Long-term receivables

Long-term receivables relate to our subscription revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for expected credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% and 10% for the three months ended March 31, 2024 and 8% and 10% for the three months ended March 31, 2023. Unearned interest revenue represents the interest only portion of the respective subscription payments and will be recognized in income over the respective payment term as it is earned.

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances are re-measured into U.S. dollars in accordance with the principles set forth in ASC 830-10 “Foreign Currency Translation." All exchange gains and losses from re-measurement of monetary balance sheet items resulting from transactions in non-U.S. dollar currencies are recorded as foreign exchange (gain) loss in the unaudited condensed consolidated statement of operations as they arise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2024, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies.”

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2024, the Company was not a party to any material active or pending legal proceedings.

We may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below and the risk factors described under Part I, Item 1A. “Risk Factors” in our latest Form 10-K for the year ended December 31, 2023, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included herein, and the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2023 filed with the SEC and incorporated by reference herein.

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

For the three months ended March 31, 2024 and 2023, approximately 25% and 34% of our total system revenues were derived from our subscription-based model. Under our legacy subscription model, we collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the subscription agreement is recognized as revenue upon shipment of the system to the customer. We cannot provide any assurance that the financial position of customers purchasing products and services under a Venus Prime or subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under the Venus Prime or subscription-based model, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

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

Minimum Stockholder Equity Requirement

On May 31, 2023, we received a notice (the “Notice”) from the Listing Qualifications Department of Nasdaq ("Nasdaq") stating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2023 was below the minimum $2,500,000 required for continued listing under Listing Rule 5550(b)(1) (“Minimum Equity Requirement”).

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

Minimum Bid Price Requirement

On April 11, 2024, the Company received a notice from Nasdaq stating that for 32 consecutive business days the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required for continued listing under Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until October 8, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before October 8, 2024, at which time Nasdaq will provide written notification to the Company that it complies with the Minimum Bid Requirement, unless Nasdaq exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If we do not achieve compliance by October 8, 2024, the Company may be eligible for an additional 180-day period to regain compliance, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary.

If our common stock ultimately is delisted for failure to comply with either the Minimum Equity Requirement or Minimum Bid Price Requirement, our shareholders could face significant adverse consequences, including:

•	Limited availability or market quotations for our common stock;

•	Reduced liquidity of our common stock;

•	Determination that shares of our common stock are “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	Limited amount of news analysts’ coverage of us; and

•	Decreased ability for us to issue additional equity securities or obtain additional equity or debt financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as otherwise disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on January 18, 2024 and February 22, 2024 there were no unregistered securities issued and sold during the three months ended March 31, 2024.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc.	8-K	5-11-23	3.1

3.4	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock.	8-K	6-26-23	3.1

3.5	Certificate of Designations of Series X Convertible Preferred Stock.	8-K	10-5-23	3.1

3.6	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

4.1	Form of Investor Warrant	8-K	2-27-24	4.1

4.2	Form of Placement Agent Warrant	8-K	2-27-24	4.2

10.1	Note Purchase Agreement dated January 18, 2024, by and between Venus Concept Inc., Venus Concept USA, Inc., Venus Concept Canada Corp., Venus Concept Ltd., EW Healthcare Partners and EW Healthcare Partners-A, L.P.	8-K	1-19-24	10.1

10.2	Form of Secured Subordinated Convertible Note Issued by Venus Concept In. to EW Healthcare Partners, L.P.	8-K	1-19-24	10.2

10.3	Form of Secured Subordinated Convertible Note Issued by Venus Concept Inc. to EW Healthcare Partners-A L.P.	8-K	1-19-24	10.3

10.4	Guaranty and Security Agreement, dated January 18, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd. and EW Healthcare Partners, L.P., as Collateral Agent.	8-K	1-19-24	10.4

10.5	Subordination of Debt Agreement, dated January 18, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd., City National Bank of Florida, EW Healthcare Partner, L.P. and EW Healthcare Partners-A L.P.	8-K	1-19-24	10.5

10.6	Loan Modification Agreement, dated January 18, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd. and EW Healthcare, City National Bank of Florida, Madryn Health Partners, LP and Madryn Health Partners (Cayman Master).	8-K	1-19-24	10.6

10.7	Form of Securities Purchase Agreement, dated February 22, 2024, by and between Venus Concept Inc., Armistice Capital Master Fund Ltd. and Intracostal Capital LLC.	8-K	2-27-24	10.1

10.8	Loan and Security Agreement by and among Venus Concept USA Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd and Madryn Health Partners, LP dated April 23, 2024.	8-K	4-24-24	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

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

Venus Concept Inc.

Date: May 15, 2024	By:	/s/ Rajiv De Silva
Rajiv De Silva
Chief Executive Officer

Date: May 15, 2024	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer