Form 10-Q
period 2024-06-30
Venus Concept Inc.
filed 2024-08-13
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024 the registrant had 7,255,277 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,732	$5,396
Accounts receivable, net of allowance of $4,161 and $7,415 as of June 30, 2024, and December 31, 2023, respectively	24,584	29,151
Inventories	19,782	23,072
Prepaid expenses	1,009	1,298
Advances to suppliers	4,540	5,604
Other current assets	1,256	1,925
Total current assets	56,903	66,446
LONG-TERM ASSETS:
Long-term receivables, net	9,479	11,318
Deferred tax assets	1,195	1,032
Severance pay funds	421	573
Property and equipment, net	1,126	1,322
Operating right-of-use assets, net	3,907	4,517
Intangible assets	6,719	8,446
Total long-term assets	22,847	27,208
TOTAL ASSETS	$79,750	$93,654
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Trade payables	$7,189	9,038
Accrued expenses and other current liabilities	12,474	12,437
Note payable	2,289	—
Current portion of long-term debt	1,297	4,155
Income taxes payable	626	366
Unearned interest income	1,198	1,468
Warranty accrual	1,139	1,029
Deferred revenues	894	1,076
Operating lease liabilities	1,432	1,590
Total current liabilities	28,538	31,159
LONG-TERM LIABILITIES:
Long-term debt	42,402	70,790
Accrued severance pay	458	634
Deferred tax liabilities	2	15
Unearned interest revenue	438	671
Warranty accrual	271	334
Operating lease liabilities	2,613	3,162
Other long-term liabilities	664	338
Total long-term liabilities	46,848	75,944
TOTAL LIABILITIES	75,386	107,103
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT) (Note 15):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 7,255,277 and 5,529,149 issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	30	30
Additional paid-in capital	295,320	247,854
Accumulated deficit	(291,648)	(261,903)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,702	(14,019)
Non-controlling interests	662	570
	4,364	(13,449)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$79,750	$93,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Leases	$4,455	$4,311	$8,048	$10,072
Products and services	12,127	15,764	26,013	30,534
	16,582	20,075	34,061	40,606
Cost of goods sold:
Leases	410	721	1,887	2,450
Products and services	4,323	5,134	8,678	10,237
	4,733	5,855	10,565	12,687
Gross profit	11,849	14,220	23,496	27,919
Operating expenses:
Selling and marketing	7,048	8,380	14,422	16,412
General and administrative	8,660	9,633	18,908	20,818
Research and development	1,737	1,965	3,522	4,602
Total operating expenses	17,445	19,978	36,852	41,832
Loss from operations	(5,596)	(5,758)	(13,356)	(13,913)
Other expenses:
Foreign exchange (gain) loss	774	(178)	1,098	(530)
Finance expenses	2,452	1,553	4,120	3,061
(Gain) loss on disposal of subsidiaries	—	(1)	—	76
Loss on debt extinguishment	10,901	—	10,901	—
Loss before income taxes	(19,723)	(7,132)	(29,475)	(16,520)
Income tax expense	141	189	178	424
Net loss	$(19,864)	$(7,321)	$(29,653)	$(16,944)
Net loss attributable to stockholders of the Company	$(19,951)	$(7,409)	$(29,745)	$(17,066)
Net income attributable to non-controlling interest	$87	$88	$92	$122

Net loss per share:
Basic	$(3.05)	$(1.35)	$(4.81)	$(3.19)
Diluted	$(3.05)	$(1.35)	$(4.81)	$(3.19)
Weighted-average number of shares used in per share calculation:
Basic	6,550	5,471	6,189	5,355
Diluted	6,550	5,471	6,189	5,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(19,864)	$(7,321)	$(29,653)	$(16,944)
Loss attributable to stockholders of the Company	(19,951)	(7,409)	(29,745)	(17,066)
Income attributable to non-controlling interest	87	88	92	122
Comprehensive loss	$(19,864)	$(7,321)	$(29,653)	$(16,944)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

		Preferred Shares			Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	2023 Series X Private Placement Shares*	2024 Series Y Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance — January 1, 2024	3,185,000	1,575,810	256,356	—	5,529,149	$30	$247,854	$(261,903)	$570	$(13,449)
Issuance of common stock	—	—	—	—	8,333	0*	10	—	—	10
2024 Registered Direct Offering shares and warrants, net of costs	—	—	—	—	817,748	—	977	—	—	977
2023 Series X Private Placement shares dividends	—	—	8,012	—	—	—	—	—	—	—
Net loss — the Company	—	—	—	—	—	—	—	(9,794)	—	(9,794)
Net income — non-controlling interest	—	—	—	—	—	—	—	—	5	5
Stock-based compensation	—	—	—	—	—	—	339	—	—	339
Balance — March 31, 2024	3,185,000	1,575,810	264,368	—	6,355,230	$30	$249,180	$(271,697)	$575	$(21,912)
Exchange of MSLP Loan for Series Y Private Placement shares	—	—	—	576,986	—	—	45,901	—	—	45,901
Conversion of 2022 Private Placement shares	(1,350,000)	—	—	—	900,047	0*	—	—	—	-
2023 Series X Private Placement shares dividends	—	—	8,025	—	—	—	—	—	—	-
Net loss — the Company	—	—	—	—	—	—	—	(19,951)	—	(19,951)
Net loss — non-controlling interest	—	—	—	—	—	—	—	—	87	87
Stock-based compensation	—	—	—	—	—	—	239	—	—	239
Balance — June 30, 2024	1,835,000	1,575,810	272,393	576,986	7,255,277	$30	$295,320	$(291,648)	$662	$4,364

		Preferred Shares	Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance — January 1, 2023	3,185,000	—	5,161,374	$29	$232,169	$(224,105)	$645	$8,738
Restricted share units vested	—	—	22,000	0*	—	—	—	—
Issuance of common stock	—	—	224,378	1	744	—	—	745
Adoption of ASC 326	—	—	—	—	—	(548)	—	(548)
Net loss — the Company	—	—	—	—	—	(9,657)	—	(9,657)
Net income — non-controlling interest	—	—	—	—	—	—	34	34
Stock-based compensation	—	—	—	—	481	—	—	481
Balance — March 31, 2023	3,185,000	—	5,407,752	$30	$233,394	$(234,310)	$679	$(207)
2023 Private Placement shares, net of costs	—	280,899	—	—	1,206	—	—	1,206
Beneficial conversion feature	—	—	—	—	427	—	—	427
Issuance of common stock	—	—	118,729	—	71	—	—	71
Net loss — the Company	—	—	—	—	—	(7,409)	—	(7,409)
Net loss — non-controlling interest	—	—	—	—	—	—	88	88
Stock-based compensation	—	—	—	—	369	—	—	369
Dividends from subsidiaries	—	—	—	—	-	—	(87)	(87)
Balance — June 30, 2023	3,185,000	280,899	5,526,481	$30	$235,467	$(241,719)	$680	$(5,542)

*: Presented as $0 due to rounding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,653)	$(16,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,952	2,032
Stock-based compensation	578	850
Provision for expected credit losses	444	977
Provision for inventory obsolescence	723	674
Finance expenses and accretion	2,526	680
Deferred tax expense (recovery)	(176)	78
Loss on sale of subsidiary	—	76
Loss on extinguishment of debt	10,901	—
Loss on disposal of property and equipment	19	—
Changes in operating assets and liabilities:
Accounts receivable short-term and long-term	5,962	6,153
Inventories	2,567	297
Prepaid expenses	289	207
Advances to suppliers	1,064	132
Other current assets	669	1,642
Operating right-of-use assets, net	610	879
Other long-term assets	(2)	(268)
Trade payables	(1,611)	259
Accrued expenses and other current liabilities	225	(4,185)
Current operating lease liabilities	(158)	(236)
Severance pay funds	152	154
Unearned interest income	(503)	(887)
Long-term operating lease liabilities	(549)	(555)
Other long-term liabilities	(239)	(25)
Net cash used in operating activities	(4,210)	(8,010)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47)	(92)
Net cash used in investing activities	(47)	(92)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10	1,109
2023 Multi-Tranche Private Placement, net of costs of $367	—	1,633
2024 Registered Direct Offering shares and warrants, net of costs of $222	976	—
Dividends from subsidiaries paid to non-controlling interest	—	(87)
Proceeds from Short-Term Bridge Financing By Madryn, net of costs of $238	2,000	—
2024 Convertible Notes issued to EW, net of costs of $393	1,607	—
Net cash provided by financing activities	4,593	2,655
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	336	(5,447)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	5,396	11,569
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$5,732	$6,122
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$69	$18
Cash paid for interest	$1,594	$2,381

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  June 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $291,648 and $261,903, respectively, though, the Company was in compliance with all required covenants as of June 30, 2024, and December 31, 2023. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the unaudited condensed consolidated financial statements are issued. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

Given the economic uncertainty in U.S. and international markets, the Company cannot anticipate the extent to which the current financial market conditions will continue to adversely impact the Company’s business and the Company may need additional capital to fund its future operations and to access the capital markets sooner than planned. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, it may be compelled to reduce the scope of its operations and planned capital expenditures or sell certain assets, including intellectual property assets. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the uncertainty. Such adjustments could be material.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of June 30, 2024 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses and the carrying value of intangible and long-lived assets.

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

Recently Adopted Accounting Standards

In  August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”): Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for the Company on  January 1, 2024, with early adoption permitted. ASU No. 2020-06 can be adopted on either a fully retrospective or modified retrospective basis. On  January 1, 2024, the adoption of ASU 2020-06 did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In October 2023, the FASB issued ASU No. 2023-06 ("ASU 2023-06") Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU was issued to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The ASU will become effective prospectively on the earlier of the date on which the SEC removes its disclosure requirements for the related disclosure or June 30, 2027. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(19,864)	$(7,321)	$(29,653)	$(16,944)
Net loss allocated to stockholders of the Company	$(19,951)	$(7,409)	$(29,745)	$(17,066)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic	6,550	5,471	6,189	5,355
Weighted-average shares of common stock outstanding used in computing net loss per share, diluted	6,550	5,471	6,189	5,355
Net loss per share:
Basic	$(3.05)	$(1.35)	$(4.81)	$(3.19)
Diluted	$(3.05)	$(1.35)	$(4.81)	$(3.19)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the quarters ended June 30, 2024 and 2023 because including them would have been antidilutive:

	June 30, 2024	June 30, 2023
Options to purchase common stock	1,027,347	1,017,169
Preferred stock	65,848,144	2,872,518
Restricted share units	—	2,668
Shares reserved for convertible notes	2,756,227	558,666
Warrants for common stock	1,936,920	1,061,930
Total potential dilutive shares	71,568,638	5,512,951

4. FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities are initially recognized at fair value when the Company becomes a party to the contractual provisions of the financial instrument. Subsequently, all financial instruments are measured at amortized cost using the effective interest method.

The financial instruments of the Company consist of cash and cash equivalents, restricted cash, accounts receivable, long-term receivables, lines of credit, trade payables, accrued expenses and other current liabilities, note payable, other long-term liabilities and long-term debt. In view of their nature, the fair value of these financial instruments approximates their carrying amounts.

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

The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy, and there were no transfers between Level 1, Level 2 and Level 3 for the periods presented:

	Fair Value Measurements as of June 30, 2024
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$29	$—	$29
Total assets	$—	$29	$—	$29
Liabilities
Derivative Liability	—	—	327	327
Total liabilities	$—	$—	$327	$327

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$62	$—	$62
Total assets	$—	$62	$—	$62

5. ACCOUNTS RECEIVABLE

The Company’s products may be sold under our Venus Prime program and legacy subscription model, with unencumbered title passing to the customer at the end of the lease term, which is generally 36 months. These arrangements are considered to be sales-type leases, where the present value of all cash flows to be received under the agreement is recognized upon shipment to the customer as lease revenue. Venus Prime, launched in January 2024, is a structured in-house financing program which replaces the legacy subscription program for new customers in North America.

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's unaudited condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $25,567 and $32,393 as of  June 30, 2024 and December 31, 2023, respectively, and are included in accounts receivable and long-term receivables on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for expected credit losses as of June 30, 2024 and December 31, 2023. Based upon such assessment, the Company recorded an allowance for expected credit losses totaling $4,161 and $7,415 as of June 30, 2024, and December 31, 2023, respectively.

A summary of the Company’s accounts receivables is presented below:

	June 30,	December 31,
	2024	2023
Gross accounts receivable	$38,224	$47,884
Unearned income	(1,636)	(2,139)
Allowance for expected credit losses	(4,161)	(7,415)
	$32,427	$38,330
Reported as:
Current trade receivables	$24,584	$29,151
Current unearned interest income	(1,198)	(1,468)
Long-term trade receivables	9,479	11,318
Long-term unearned interest income	(438)	(671)
	$32,427	$38,330

Current Venus Prime and subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for expected credit losses, to be received by the Company over the next 5 years:

		June 30,
	Total	2024	2025	2026	2027	2028
Current financing receivables, net of allowance of $4,161	$16,088	$16,088	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $0	9,479	—	6,609	2,824	46	—
	$25,567	$16,088	$6,609	$2,824	$46	$—

Accounts receivable from our legacy subscription model do not bear interest and are typically not collateralized. Accounts receivable from our Venus Prime program bear interest commensurate with the customer's credit risk. The Company performs credit evaluations on new and existing customers' financial condition and maintains an allowance for expected credit losses. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for expected credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to its unaudited condensed consolidated balance sheets, results of operations and cash flows.

The allowance for expected credit losses consisted of the following activity:

Balance at January 1, 2023	$13,619
Write-offs	(7,554)
Provision	1,350
Balance at December 31, 2023	$7,415
Write-offs	(2,269)
Provision	171
Balance at March 31, 2024	$5,317
Write-offs	(1,429)
Provision	273
Balance at June 30, 2024	$4,161

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$1,800	$1,949
Work-in-progress	1,651	2,048
Finished goods	16,331	19,075
Total inventory	$19,782	$23,072

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the period from upgraded sales. The Company expensed $4,084 and $9,203 in cost of goods sold in the three and six months ended June 30, 2024, respectively. The Company expensed $5,124 and $11,956 in cost of goods sold in the three and six months ended June 30, 2023, respectively. The balance of cost of goods sold represents the sale of applicators, parts, consumables and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of June 30, 2024 and December 31, 2023, a provision for obsolescence of $3,272 and $2,733 was taken against inventory, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives	June 30,	December 31,
	(in years)	2024	2023
Lab equipment tooling and molds	4 – 10	$4,356	$4,356
Office furniture and equipment	6 – 10	1,222	1,223
Leasehold improvements	up to 10	857	854
Computers and software	3	925	919
Vehicles	5 – 7	50	37
Demo units	5	202	214
Total property and equipment		7,612	7,603
Less: Accumulated depreciation		(6,486)	(6,281)
Total property and equipment, net		$1,126	$1,322

Depreciation expense amounted to $113 and $144 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $225 and $309 for the six months ended June 30, 2024 and 2023, respectively.

Other Current Assets

	June 30,	December 31,
	2024	2023
Government remittances (1)	$739	$1,336
Consideration receivable from subsidiaries sale	55	85
Sundry assets and miscellaneous	462	504
Total other current assets	$1,256	$1,925

(1) Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	June 30,	December 31,
	2024	2023
Payroll and related expense	$2,129	$2,260
Accrued expenses	4,890	3,924
Commission accrual	2,230	2,385
Sales and consumption taxes	3,225	3,868
Total accrued expenses and other current liabilities	$12,474	$12,437

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	June 30,	December 31,
	2024	2023
Balance as of the beginning of the period	$1,363	$1,482
Warranties issued during the period	280	933
Warranty costs incurred during the period	(233)	(1,052)
Balance at the end of the period	$1,410	$1,363
Current	1,139	1,029
Long-term	271	334
Total	$1,410	$1,363

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$1,830	$1,487	$3,907	$2,930
Change in fair value of derivative liability	—	—	(618)	—
Accretion on long-term debt and amortization of fees	622	66	831	131
Total finance expenses	$2,452	$1,553	$4,120	$3,061

7. LEASES

The following presents the various components of lease costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$369	$503	$755	$1,013
Total lease cost	$369	$503	$755	$1,013

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the amounts below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating cash outflows from operating leases	$369	$503	$755	$1,013

The following table presents the weighted-average lease term and discount rate for operating leases.

	At June 30,
	2024	2023
Operating leases
Weighted-average remaining lease term	1.94 yrs.	3.44 yrs.
Weighted-average discount rate	4.00%	4.00%

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.

Years ending December 31,	Operating leases
2024	$701
2025	1,294
2026	1,099
2027	592
2028	202
Thereafter	335
Imputed Interest (1)	(179)
Total	$4,044

(1) Imputed interest represents the difference between undiscounted cash flows and cash flows.

8. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization were as follows:

	At June 30, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(568)	$832
Brand	2,500	(1,460)	1,040
Technology	16,900	(13,137)	3,763
Supplier agreement	3,000	(1,916)	1,084
Total intangible assets	$23,800	$(17,081)	$6,719

	At December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(522)	$878
Brand	2,500	(1,330)	1,170
Technology	16,900	(11,735)	5,165
Supplier agreement	3,000	(1,767)	1,233
Total intangible assets	$23,800	$(15,354)	$8,446

For the three months ended June 30, 2024 and 2023, amortization expense was $863 and $866, respectively. For the six months ended June 30, 2024 and 2023, amortization expense was $1,727 and $1,722, respectively.

Estimated remaining amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2024	$1,746
2025	3,004
2026	657
2027	657
2028	244
Thereafter	411
Total	$6,719

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2024, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $9.9 million. In addition, as of June 30, 2024, the Company had $0 of open purchase orders that can be cancelled with 270 days’ notice.

Aggregate future service and purchase commitments with manufacturers as of June 30, 2024 are as follows:

Years ending December 31,	Purchase and Service Commitments
2024	$9,944
2025 and Thereafter	—
Total	$9,944

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

On April 23, 2024, the MSLP Loan was purchased by Madryn for an undisclosed amount from CNB with the consent of the Company. On May 24, 2024, the MSLP Loan was amended by way of a Loan Amendment and Consent Agreement (the “MSLP Loan Amendment”) with Madryn. The MSLP Loan Amendment amended the Loan Agreement to, among other things, (i) modify the May 2024 and June 2024 interest payments to be payable-in-kind, (ii) grant certain relief from the Minimum Deposit Relationship obligations through June 7, 2024.

On May 24, 2024, the Company entered into an Exchange Agreement, dated May 24, 2024, by and among the Company, Venus USA, and Madryn (the "2024 Exchange Agreement") whereby the Company exchanged $52,142 in aggregate principal amount outstanding under the MSLP Loan Agreement for $17,142 in aggregate principal of new secured notes (“New Secured Notes”) and 576,986 shares of newly-created convertible preferred stock of the Company, designated as "Series Y Convertible Preferred Stock." The Series Y Convertible Preferred Stock is priced at $60.66 per share (the "Series Y Issuance Price"), being equal to the product of (i) the average closing price (as reflected on Nasdaq.com) of the Company's common stock for the five trading days immediately preceding date of the 2024 Exchange Agreement, multiplied by (ii) 100. The New Secured Notes follow the same terms as the MSLP Loan Agreement. As part of the extinguishment of principal, the Company recognized a $10.9 million loss. Refer to Note 15 for details of the Series Y Convertible Preferred Stock.

On June 7, 2024, the Company, Venus USA, Venus Canada and Venus Ltd. (collectively, the “Loan Parties”) entered into a Consent Agreement with Madryn to amended the MSLP Loan Amendment to, among other things, grant certain relief from minimum liquidity requirements under the MSLP Loan Amendment. On June 21, 2024, the Loan Parties entered into an Amendment and Consent Agreement with the Lenders to, among other things, (i) modify the July 2024 interest payment to be payable-in-kind, (ii) grant relief from the Minimum Deposit Relationship obligations through July 8, 2024.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with all required covenants.

The scheduled payments, inclusive of principal and estimated interest, on the outstanding borrowings as of June 30, 2024 are as follows:

As of June 30, 2024
2024	$1,936
2025	17,432
Total	$19,368

11. MADRYN DEBT AND CONVERTIBLE NOTES

Convertible Notes

On October 11, 2016, Venus Ltd. entered into a credit agreement as a guarantor with Madryn, as amended (the “Madryn Credit Agreement”), pursuant to which Madryn agreed to make certain loans to certain of Venus Concept’s subsidiaries.

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 10), the Company and its subsidiaries, Venus USA, Venus Ltd., Venus Canada, and the Madryn Noteholders (as defined below), entered into a securities exchange agreement (the "Exchange Agreement") dated as of December 8, 2020, pursuant to which the Company on December 9, 2020 (i) repaid $42.5 million aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued to Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (together, the "Madryn Noteholders") secured subordinated convertible notes in the aggregate principal amount of $26.7 million (the "Notes"). The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

On October 4, 2023, the Company entered into a securities exchange agreement (the "2023 Exchange Agreement") with the Madryn Noteholders. Pursuant to the 2023 Exchange Agreement, the Madryn Noteholders agreed to exchange (the "Exchange") $26.695 million in aggregate principal amount of outstanding secured convertible notes of the Company for (i) secured subordinated convertible notes in aggregate principal amount of $22.792 million (the “New Convertible Notes”) and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock" (the "Series X Preferred Stock"). The Series X Preferred Stock is priced at $20.10 per share (the "Issuance Price"), being equal to the "Minimum Price" as set forth in Nasdaq Listing Rule 5635(d), multiplied by ten. The New Convertible Notes accrue interest at a rate of 3-month adjusted term Secured Overnight Financing Rate (SOFR) plus 8.50% per annum. In the case of an event of default under the New Convertible Notes, the then-applicable interest rate will increase by four percent (4.00%) per annum. Interest is payable in kind in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on December 31, 2023. The New Convertible Notes mature on December 9, 2025, unless earlier redeemed or converted. As part of the extinguishment of principal, the Company recognized a $2.0 million loss.

On May 24, 2024, as required by the 2024 Exchange Agreement (Note 10), the New Convertible Notes were amended to, among other things, align the covenant protections in favor of the Madryn Noteholders with the MSLP Loan Agreement, as amended by the MSLP Loan Amendment.

As of June 30, 2024, the Company had approximately $25.3 million principal and interest of convertible notes outstanding that were issued pursuant to the 2024 Exchange Agreement.

In connection with the New Convertible Notes and Notes, the Company recognized interest expense of $861 and $540 during the three months ended June 30, 2024 and 2023, respectively, and recognized interest expense of $1,695 and $1,074 during the six months ended June 30, 2024 and 2023, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the New Convertible Notes and Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The New Convertible Notes and Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the New Notes and Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of June 30, 2024, and December 31, 2023, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of June 30, 2024, and December 31, 2023.

The scheduled payments, inclusive of principal and interest, on the outstanding borrowings of the Notes and New Convertible Notes as of June 30, 2024 are as follows:

As of June 30, 2024
2024	$—
2025	30,901
Total	$30,901

For the three and six months ended June 30, 2024, the Company did not make any principal repayments.

Bridge Financing

On April 23, 2024, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”), by and among Venus USA, (the “Bridge Borrower”), Venus Canada, Venus Ltd. (Venus Ltd., together with the Company and Venus Canada, the “2024 Guarantors,” and together with the Bridge Borrower, the “Bridge Financing Loan Parties”) and, each lender party thereto (collectively, the “2024 Lenders”) and Madryn Health Partners, LP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders agreed to provide the Bridge Borrower with bridge financing in the form of a term loan in the original principal amount of $2,238 and one or more delayed draw term loans of up to an additional principal amount of $2,762 (the “Bridge Financing”). The Bridge Financing matures on May 26, 2024, the maturity date. Pursuant to the Loan and Security Agreement, each of the 2024 Guarantors, jointly and severally, guarantee, that the Obligations (as defined in the Loan and Security Agreement) will be performed and paid in full when due and payable.

Borrowings under the Loan and Security Agreement will bear interest at a rate per annum equal to 12%. On May 26, 2024, the maturity date, the Bridge Financing Loan Parties are obligated to make a payment equal to all unpaid principal and accrued interest. The Loan and Security Agreement also provides that all present and future indebtedness and the obligations of the Bridge Borrower to Madryn Health Partners, LP shall be secured by a priority security interest in all real and personal property collateral of the Bridge Financing Loan Parties.

The Loan and Security Agreement contains customary representations, warranties and affirmative and negative covenants. In addition, the Loan and Security Agreement contains customary events of default that entitle Madryn Health Partners, LP to cause the Bridge Borrower’s indebtedness under the Loan and Security Agreement to become immediately due and payable, and to exercise remedies against the Bridge Financing Loan Parties and the collateral securing the term loan. Under the Loan and Security Agreement, an event of default will occur if, among other things, any 2024 Loan Party fails to make payments under the Loan and Security Agreement, any 2024 Loan Party breaches any of the covenants under the Loan and Security Agreement, a Change of Control (as defined in the Loan and Security Agreement) occurs, any 2024 Loan Party, or its assets, become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, a default interest rate equal to 15.0% per annum will apply to all obligations owed under the Loan and Security Agreement.

On May 24, 2024, as required by the 2024 Exchange Agreement (Note 10), the Loan and Security Agreement was amended to extend the maturity date from May 26, 2024 to June 7, 2024. On June 7, 2024, the Loan Parties entered into a Second Bridge Loan Amendment Agreement with the Lenders which further extended the maturity date of the Bridge Financing from June 7, 2024 to June 21, 2024. On June 21, 2024, the Loan Parties entered into a Third Bridge Loan Amendment Agreement with the Lenders which further extended the maturity date of the Bridge Financing from June 21, 2024 to July 8, 2024.

The scheduled payments, inclusive of principal and interest of $2.3 million will be paid at maturity.

For the three and six months ended June 30, 2024, the Company did not make any principal payments.

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

As of the expiration of the credit facility, the Company was in compliance with all required covenants. An event of default under this agreement prior to expiration in July 2023 would have caused a default under the MSLP Loan (see Note 10).

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

On January 18, 2024, the Company and the Guarantors entered into a Guaranty and Security Agreement (the “EW Security Agreement”) with EW, as collateral agent. Pursuant to the EW Security Agreement, the Guarantors jointly and severally guaranteed to the EW Investors the prompt payment of all outstanding amounts under the 2024 Notes when due. The Guarantors also granted to the EW Investors a security interest in substantially all of their assets to secure the obligations under the 2024 Notes.

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

As of June 30, 2024, the Company had approximately $2.1 million principal and interest of the 2024 convertible notes outstanding that were issued pursuant to the Note Purchase Agreement (as defined below).

In connection with the 2024 Notes, the Company recognized interest expense of $57 and $0.1 million during the three and six months ended June 30, 2024, respectively. The 2024 Notes contained a conversion option, redemption right upon an event of default, change of control scenario, and interest rate penalty upon an event of default which were evaluated under ASC 815, Derivatives and Hedging, and determined that these features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The fair value of the embedded derivative liability at issuance and as of June 30, 2024 were $0.9 million and $0.3 million, respectively.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with all required covenants.

The scheduled payments, inclusive of principal and interest, on the outstanding borrowings as of June 30, 2024 are as follows:

As of June 30, 2024
2024	$—
2025	2,602
Total	$2,602

For the three and six months ended June 30, 2024, the Company did not make any principal repayments.

14. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all classes of preferred stock, convertible promissory notes, options granted and available for grant under the incentive plans and warrants to purchase common stock.

	June 30, 2024	December 31, 2023
Outstanding common stock warrants	1,936,920	1,061,930
Outstanding stock options and RSUs	1,027,347	981,834
Preferred shares	65,848,144	8,889,221
Shares reserved for conversion of future voting preferred share issuance	5,683,843	5,844,213
Shares reserved for future option grants and RSUs	274,899	99,580
Shares reserved for Lincoln Park	702,847	711,180
Shares reserved for Madryn Noteholders	1,300,000	1,300,000
Shares reserved for EW Noteholders	2,100,000	—
Total common stock reserved for issuance	78,874,000	18,887,958

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

2022 LPC Purchase Agreement with Lincoln Park

On July 12, 2022, the Company entered into a purchase agreement (the “2022 LPC Purchase Agreement”) with Lincoln Park, as the Equity Purchase Agreement expired on July 1, 2022. The 2022 LPC Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $11,000 of shares (the “Purchase Shares”) of its common stock, par value $0.0001 per share. Concurrently with entering into the 2022 LPC Purchase Agreement, the Company also entered into a registration rights agreement (the “2022 LPC Registration Rights Agreement”) with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2022 LPC Purchase Agreement. The aggregate number of shares that the Company can issue to Lincoln Park under the 2022 LPC Purchase Agreement may not exceed 858,224 shares of common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the 2022 LPC Purchase Agreement (the “2022 Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the 2022 Exchange Cap, in which case the 2022 Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the 2022 LPC Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the 2022 LPC Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the 2022 LPC Purchase Agreement, plus an incremental amount to take into account the issuance of the commitment shares to Lincoln Park under the 2022 LPC Purchase Agreement, such that the transactions contemplated by the 2022 LPC Purchase Agreement are exempt from the 2022 Exchange Cap limitation under applicable Nasdaq rules. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2022 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. Upon execution of the 2022 LPC Purchase Agreement, the Company issued 45,701 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement at the total amount of $330. Through December 31, 2023 the Company issued an additional 776,452 shares of common stock to Lincoln Park at an average price of $3.966 per share for a total value of $3,080. During the six months ended June 30, 2024, the Company issued an additional 8,333 shares of common stock to Lincoln Park at an average price of $1.16 per share, for a total value of $10. The 2022 LPC Purchase Agreement expired on August 1, 2024.

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

On September 8, 2023, the Company and the 2023 Investors consummated the third tranche in the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 292,398 shares of Senior Preferred Stock for an aggregate purchase price of $1.0 million (the "Third Placement," and together with the First Placement and Second Placement, the "Placements"). The Company used the proceeds of the Third Placement, after the payment of transaction expenses, for general working capital purposes.

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

Series X Convertible Preferred Stock

On  October 4, 2023, the Company filed a Certificate of Designations with respect to the Series X Preferred Stock with the Secretary of State of the State of Delaware, thereby creating the Series X Preferred Stock. The Certificate of Designations authorizes the issuance of up to 400,000 shares of Series X Preferred Stock. The Series X Preferred Stock is convertible into shares of Common Stock on a one-for-ten basis, in whole or in part, at the option of the holder at any time upon delivery of a valid conversion notice of the Company; provided, however, that the Series X Preferred Stock is subject to limitations on convertibility to the extent necessary to comply with the rules and regulations of the Nasdaq. The following is a summary of the material terms of the Series X Preferred Stock:

•	Voting Rights. The holders of the Series X Preferred Stock shall be entitled to vote on all matters on which holders of Common Stock shall be entitled to vote, and shall be entitled to a number of votes equal to the Converted Stock Equivalent, which is 10 common shares per 1 Series X Preferred stock.

•	Liquidation. Each share of Series X Preferred Stock carries a liquidation preference, senior to the Common Stock and Voting Preferred Stock, in an amount equal to the Unpaid Liquidation Preference (as defined in the Certificate of Designations with respect to the Series X Preferred Stock) at that time.

•	Conversion. The Series X Preferred Stock will convert into shares of Common Stock on a 1-for-10 basis at the option of the holders of Series X Preferred Stock at any time.

•	Dividends. The Series X Preferred Stock accrues a dividend at a rate of 12.5% per annum, payable on a quarterly basis in cash or additional shares of Series X Preferred Stock, at the Company’s election. In addition, each share of Series X Preferred Stock is entitled to participate in dividends and other non-liquidating distributions, if, as and when declared by the Board, on a pari passu basis with the Common Stock, Senior Preferred Stock and Junior Preferred Stock.

•	Redemption. The Series X Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Series X Preferred Stock shall be perpetual unless converted, however dividends will stop accruing on December 31, 2026.

Series Y Convertible Preferred Stock

On  May 24, 2024, the Company filed a Certificate of Designations with respect to the Series Y Preferred Stock with the Secretary of State of the State of Delaware, thereby creating the Series Y Preferred Stock. The Certificate of Designations authorizes the issuance of up to 600,000 shares of Series Y Preferred Stock. The Series Y Preferred Stock is convertible into shares of Common Stock on a 1-for-100 basis, at the option of the holder, in whole or in part, at any time upon delivery of a valid conversion notice of the Company; or (ii) automatically upon the Company completing an equity financing for Common Stock (or convertible preferred stock, provided that under such circumstances such financing will not be deemed completed until such preferred stock has been fully converted into Common Stock) that raises no less than $30.0 million in gross proceeds, among other requirements as set forth in the Certificate of Designations. Notwithstanding the foregoing, the Series Y Preferred Stock is subject to limitations on convertibility to the extent necessary to comply with the rules and regulations of Nasdaq. The following is a summary of the material terms of the Series Y Preferred Stock:

•	Voting Rights. The holders of the Series Y Preferred Stock shall not be entitled to vote on any matter on which holders of Common Stock shall be entitled to vote.

•	Liquidation. Each share of Series Y Preferred Stock carries a liquidation preference, senior to the Common Stock, Series X Preferred Stock, Senior Preferred Stock, and Junior Preferred Stock, in an amount equal to the Unpaid Liquidation Preference (as defined in the Certificate of Designations with respect to the Series Y Preferred Stock) at that time.

•	Conversion. The Series Y Preferred Stock will convert into shares of Common Stock on a 1-for-100 basis at the option of the holders of Series Y Preferred Stock at any time, or automatically subject to certain conditions.

•	Dividends. Each share of Series Y Preferred Stock is entitled to participate in dividends and other non-liquidating distributions, if, as and when declared by the Board of Directors of the Company, on a pari passu basis with the Common Stock, Senior Preferred Stock and Junior Preferred Stock.

•	Redemption. The Series Y Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Series Y Preferred Stock shall be perpetual unless converted.

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

Under the SPA, no later than March 8, 2024, the Company was required to file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) registering the resale of the shares of common stock issued or issuable upon exercise of the 2024 Investor Warrants. The Company was required to use commercially reasonable efforts to cause such registration to become effective within 45 days of the closing date of the Offering (or within 75 days following the closing of the Offering in case of “full review” of the registration statement by the SEC), and to keep the registration statement effective at all times until no 2024 Investor owns any 2024 Investor Warrants or shares issuable upon exercise thereof.

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

2010 Share Option Plan

In November 2010, the Board adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of June 30, 2024, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 18,659 (28,168 as of December 31, 2023).

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

Under the 2019 Plan, 30,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of June 30, 2024, there were 256,240 shares of common stock available under the 2019 Plan (71,412 as of December 31, 2023). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$9	$11	$19	$26
Selling and marketing	60	76	132	185
General and administrative	146	251	376	551
Research and development	24	31	51	88
Total stock-based compensation	$239	$369	$578	$850

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	-	6.00	6.00	6.00
Risk-free interest rate	-	3.37%	4.23%	3.37-3.41%
Expected volatility	-	42.72%	43.06%	42.98%
Expected dividend rate	-	0%	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2024	981,834	$19.85	7.58	$—
Options granted	82,000	0.71	-	6
Options exercised	-	-	-	—
Options forfeited/cancelled	(36,487)	24.17	-	—
Outstanding – June 30, 2024	1,027,347	18.17	7.40	$6
Exercisable – June 30, 2024	495,617	30.57	6.28	$—
Expected to vest – after June 30, 2024	531,730	$6.61	8.45	$6

The following tables summarize information about stock options outstanding and exercisable at June 30, 2024:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.7051 - $54.60	979,951	7.61	$13.70	448,457	6.62	$22.15
$63.90 - $119.25	45,196	2.97	99.18	44,960	2.96	99.08
$186.75 - $382.50	1,627	4.24	271.15	1,627	4.24	271.15
$405.00 - $438.75	304	0.86	405.44	304	0.86	405.44
$650.25 - $958.50	269	3.95	727.38	269	3.95	727.38
	1,027,347	7.40	$18.17	495,617	6.28	$30.57

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $nil for the three months ended June 30, 2024 and 2023, respectively. The total intrinsic value of options exercised were $nil and $nil for the six months ended June 30, 2024 and 2023, respectively.

The weighted-average grant date fair value of options granted was $nil and $3.38 per share for the three months ended June 30, 2024 and 2023, respectively. The weighted-average grant date fair value of options granted was $0.705 and $2.89 per share for the six months ended June 30, 2024 and 2023, respectively. The fair value of options vested during the three months ended June 30, 2024 and 2023 was $264 and $322, respectively. The fair value of options vested during the six months ended June 30, 2024 and 2023 was $625 and $681, respectively.

16. INCOME TAXES

The Company generated a loss and recognized $141 of tax expense for the three months ended June 30, 2024, and $189 of tax expense for the three months ended June 30, 2023, respectively. The Company generated a loss and recognized $178 of tax expense for the six months ended June 30, 2024, and $424 of tax expense for the six months ended June 30, 2023, respectively. A reconciliation of income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss before income taxes	$(19,723)	$(7,132)	$(29,475)	$(16,520)
Theoretical tax expense at the statutory rate (21% in 2024 and 2023)	(4,142)	(1,484)	(6,190)	(3,456)
Differences in jurisdictional tax rates	(915)	(281)	(1,370)	(548)
Valuation allowance	4,836	1,890	7,322	4,332
Non-deductible expenses	362	65	416	97
Other	—	(1)	—	(1)
Total income tax provision	141	189	178	424
Net loss	$(19,864)	$(7,321)	$(29,653)	$(16,944)

Income tax expense is recognized based on the actual loss incurred during the three and six months ended June 30, 2024 and 2023, respectively.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$9,280	$9,757	$19,353	$20,498
International	7,302	10,318	14,708	20,108
Total revenue	$16,582	$20,075	$34,061	$40,606

As of June 30, 2024, long-lived assets in the amount of $6,924 were located in the United States and $921 were located in foreign locations. As of December 31, 2023, long-lived assets in the amount of $8,705 were located in the United States and $1,063 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.    Lease revenue – includes all system sales with typical lease terms of 36 months.

2.    System revenue – includes all systems sales with payment terms within 12 months.

3.    Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.    Service revenue – includes extended warranty sales.

The following table presents revenue by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease revenue	$4,517	$4,311	$8,048	$10,072
System revenue	8,588	12,313	19,123	23,377
Product revenue	2,647	2,586	5,204	5,532
Service revenue	830	865	1,686	1,625
Total revenue	$16,582	$20,075	$34,061	$40,606

In the Form 10-Q for the period ended March 31, 2024, filed with the SEC on May 15, 2024, the revenue by geographic location, which is based on the product shipped to location, was presented incorrectly (see below). The Company corrected the presentation in the accompanying consolidated financial statements for the six months ended June 30, 2024.

Reclassification Adjustment
Three Months Ended
Revenues by region:	March 31, 2024
United States	$993
International	(993)
Total revenue	$—

18. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and parties related through employment.

Distribution agreements

On  January 1, 2018, the Company entered into a Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will distribute the Company’s products in Thailand. A former senior officer of the Company is a 30.0% shareholder of TBC. For the three months ended June 30, 2024 and 2023, TBC purchased products in the amount of $nil and $114, respectively, under this distribution agreement. For the six months ended June 30, 2024 and 2023, TBC purchased products in the amount of $nil and $322, respectively, under this distribution agreement. These sales are included in products and services revenue. TBC ceased being a related party as of June 2023.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd. ("Venus Singapore"). On  January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Aexel Biomed will continue to distribute the Company’s products in Singapore. A former senior officer of the Company is a 45.0% shareholder of Aexel Biomed. During the three months ended June 30, 2024 and 2023, Aexel Biomed purchased products in the amount of $nil and $62, respectively, under the distribution agreement. During the six months ended June 30, 2024 and 2023, Aexel Biomed purchased products in the amount of $nil and $122, respectively, under the distribution agreement. These sales are included in products and services revenue. Aexel Biomed ceased being a related party as of June 2023.

19. SUBSEQUENT EVENTS

Loan Amendment and Consent Agreement

On July 8, 2024, the Loan Parties entered into a Loan Amendment and Consent Agreement with the Lenders (the “Amendment and Consent Agreement”).

The Amendment and Consent Agreement granted relief under the MSLP Loan Agreement, as amended, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through August 2, 2024, and (ii) certain operating covenants for the  June 30, 2024 measurement period are deleted.

Consent Agreement

On  July 29, 2024, the Loan Parties entered into a consent agreement with the Lenders (the “Consent Agreement”).

The Consent Agreement granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through August 30, 2024, and (ii) permit Venus USA to apply the August 8, 2024 cash interest payment due under each Note (as defined in the Consent Agreement) to the respective outstanding principal balance of each Note.

Fourth Bridge Loan Amendment

On July 8, 2024, the Loan Parties entered into a Fourth Bridge Loan Amendment Agreement with the Lenders (the “Fourth Bridge Loan Amendment”). The Fourth Bridge Loan Amendment amended that certain Loan and Security Agreement, dated April 23, 2024, among the Loan Parties and the Lenders to extend the maturity date of the bridge loan from July 8, 2024 to August 2, 2024.

Fifth Bridge Loan Amendment

On July 29, 2024, the Loan Parties entered into a Fifth Bridge Loan Amendment Agreement with the Lenders (the “Fifth Bridge Loan Amendment”). The Fifth Bridge Loan Amendment amended the Loan and Security Agreement to, among other things, (i) modify the availability period for subsequent drawdowns under the Bridge Financing from ten days to two days prior to the maturity date, (ii) increase the Delayed Draw Commitment, as defined in the Loan and Security Agreement, from $2,762,093.20 to $3,000,000, and (iii) extend the maturity date of the Bridge Financing from August 2, 2024 to August 30, 2024.

Bridge Loan Drawdown

As previously disclosed, on April 23, 2024, the Loan Parties entered into the Loan and Security Agreement among the Bridge Financing Loan Parties, the 2024 Lenders, and Madryn, as administrative agent.

On July 26, 2024, the 2024 Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $1,000,000 (the “July Drawdown”). The July Drawdown was fully funded on July 26, 2024. The Company expects to use the proceeds of the July Drawdown, after payment of transaction expenses, for general working capital purposes.

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

The factors which we currently believe could have a material adverse effect on our business operations and financial performance and condition include, but are not limited to, the following risks and uncertainties:

•    our dependency on our internal lease programs, which exposes us to the credit risk of our customers over the life of each subscription and/or Venus Prime agreement;

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

•    global supply disruptions; and

•    global economic and political conditions and uncertainties, including but not limited to the Russia-Ukraine and Israel-Hamas conflicts.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”) and other filings we have made with the SEC.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family medicine, and general practitioners and aesthetic medical spas. In the three and six months ended June 30, 2024 and 2023, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets. As we grow our ARTAS hair restoration business and expand robotics offerings through the AI.ME™ platform we expect our penetration into the core practices of dermatology and plastic surgery to increase.

We have had recurring net operating losses and negative cash flows from operations. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $291.6 million and $261.9 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $5.7 million and $5.4 million, respectively.

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

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Subsequent to execution of the 2022 LPC Purchase Agreement the Company issued 0.43 million shares of common stock to Lincoln Park at an average price of $4.54 per share, for a total value of $1.97 million through December 31, 2022. During the twelve months ended December 31, 2023, the Company issued an additional 0.34 million shares of common stock to Lincoln Park at an average price of $3.23 per share, for a total value of $1.1 million. During the six months ended June 30, 2024, the Company issued an additional 8,333 shares of common stock to Lincoln Park at an average price of $1.16 per share, for a total value of $10. No shares of our common stock were issued for the three months ended June 30, 2024. For additional information regarding the 2022 LPC Purchase Agreement, see Note 15 “Stockholders' Equity” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report. The 2022 LPC Purchase Agreement expired on August 1, 2024.

The 2022 Private Placement

On November 18, 2022, we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 116,668 shares of our common stock and 3,185,000 shares of our Voting Preferred Stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity (deficit). The accounting effects of the 2022 Private Placement transaction are discussed in Note 15 "Stockholders' Equity" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

The Company expects to use the proceeds of the Placements, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transaction are discussed in Note 15 "Stockholders' Equity" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Series X Convertible Preferred Stock

On October 4, 2023, the Company entered into the 2023 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26.7 million in aggregate principal amount outstanding under the Notes for (i) $22.8 in aggregate principal amount of new secured convertible notes of the Company and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock." The transaction is discussed in Note 15 "Stockholders' Equity" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Registered Direct Offering

On February 22, 2024, the Company, entered into the SPA with the 2024 Investors, pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 817,748 shares of the Company’s common stock, at a price of $1.465 per share and (ii) the "2024 Investor Warrants," at an initial exercise price of $1.34 per share. The transaction is discussed in Note 15 "Stockholders' Equity" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into the Loan and Security Agreement, by and among the Bridge Borrower, the 2024 Guarantors, the 2024 Lenders and Madryn Health Partners, LP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders have agreed to provide the Bridge Borrower with Bridge Financing in the form of a term loan in the original principal amount of $2.2 million and one or more delayed draw term loans of up to an additional principal amount of $2.8 million.

On May 24, 2024, the Bridge Financing was amended to extend the maturity date from May 26, 2024 to June 7, 2024. On June 7, 2024, the Loan Parties entered into a Second Bridge Loan Amendment Agreement with the Lenders which further extended the maturity date of the Bridge Financing from June 7, 2024 to June 21, 2024. On June 21, 2024 the Loan Parties entered into a Third Bridge Loan Amendment Agreement with the Lenders which further extended the maturity date of the Bridge Financing from June 21, 2024 to July 8, 2024. These transactions are discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

2024 Exchange Agreement and Series Y Convertible Preferred Stock Issuance

On May 24, 2024, the Company entered into the 2024 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $52.1 million in aggregate principal amount outstanding under the Main Street Priority Loan, dated December 8, 2020, for (i) $17.1 million in aggregate principal amount of new secured convertible notes of the Company and (ii) 576,986 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series Y Convertible Preferred Stock." As part of the extinguishment of principal, the Company recognized a $10.9 million loss. The transaction is discussed in Note 15 "Stockholders' Equity" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Systems are sold through traditional sales contracts, through our internal financing programs and, through distributors. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under subscription agreements in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

We generate revenue from traditional system sales and from sales under our internal lease programs, which are available to customers in North America and select international markets. Approximately 30% of our aesthetic system revenues were derived from our internal lease programs, in the six months ended June 30, 2024 and 2023. We currently do not offer the ARTAS iX system under our internal lease programs. For additional details related to our internal lease programs, see Part 1, Item 1. Business as filed in our Form 10-K for the year ended December 31, 2023.

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

As of June 30, 2024, we operated directly in 12 international markets through our 10 direct offices in the United States, Canada, Japan, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the three months ended June 30, 2024, and 2023 were $16.6 million and $20.1 million, respectively. Our revenues for the six months ended June 30, 2024, and 2023 were $34.1 million and $40.6 million, respectively. We had a net loss attributable to the Company of $20.0 million and $7.4 million in the three months ended June 30, 2024, and 2023, respectively. We had a net loss attributable to the Company of $29.7 million and $17.0 million in the six months ended June 30, 2024, and 2023, respectively. We had an Adjusted EBITDA loss of $4.1 million and $3.9 million for the three months ended June 30, 2024, and 2023, respectively. We had an Adjusted EBITDA loss of $9.3 million and $9.7 million for the six months ended June 30, 2024, and 2023, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of net loss to adjusted EBITDA	(in thousands)		(in thousands)
Net loss	$(19,864)	$(7,321)	$(29,653)	$(16,944)
Foreign exchange (gain) loss	774	(178)	1,098	(530)
(Gain) loss on disposal of subsidiaries	—	(1)	—	76
Loss on debt extinguishment	10,901	—	10,901	—
Finance expenses	2,452	1,553	4,120	3,061
Income tax expense	141	189	178	424
Depreciation and amortization	977	1,010	1,952	2,032
Stock-based compensation expense	239	369	578	850
CEWS (1)	—	—	418	—
Other adjustments (2)	238	412	1,148	1,330
Adjusted EBITDA	$(4,142)	$(3,967)	$(9,260)	$(9,701)

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

(2) For the three and six months ended June 30, 2024 and June 30, 2023 the other adjustments are represented by restructuring activities designed to improve the Company's operations and cost structure.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and subscription agreements. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024*	2023
United States	91	135	229	221
International	131	197	307	434
Total systems delivered	222	332	536	655

*Note that the six months ended includes a reclassification of 22 units between United States and International as presented in the Form 10-Q for the period ended March 31, 2024.

Mix between traditional sales, distributor sales, and sales made under our internal financing programs. We deliver systems through (1) traditional direct system sales contracts to customers, (2) our internal lease programs, and (3) system sales through distribution agreements. Unit deliveries under direct system sales contracts and internally financed sales have higher per unit revenues and gross margins, while revenues and gross margins on systems sold through distributors are lower. However, distributor sales do not require significant sales and marketing support as these expenses are borne by the distributors. In addition, while traditional system sales and internally financed sales have similar gross margins, cash collections on sales financed under our internal lease programs generally occur over a three-year period, with approximately 40% to 45% collected in the first year and the balance collected evenly over the remaining two years of the agreement. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under our internal lease programs in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

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

In the three and six months ended June 30, 2024, and 2023, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for expected credit losses for estimated losses that may primarily arise from customers who purchased our products under our internal financing programs who are unable to make the remaining payments required under their agreements. We continue to focus our selling efforts on cash sales and internal financing customers with a stronger credit profile, thereby reducing our exposure to credit losses. We incurred a bad debt expense of $0.3 million and $0.5 million during the three and six months ended June 30, 2024. This compares favorably to $0.4 million and $1.0 million for the three and six months ended June 30, 2023. As of June 30, 2024, our allowance for expected credit losses was $4.2 million which represents 11% of the gross outstanding accounts receivable as of this date. As of June 30, 2023, our allowance for expected credit losses was $13.2 million which represented 21.1% of the gross outstanding accounts receivable as of this date.

Outlook

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruption, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and a challenging growth environment. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted. The bulk of the second quarter revenue decline was due to a significant tightening in credit markets due to higher interest rates, impacting our customers' ability and/or desire to secure capital equipment financing. In addition, our international results were negatively affected by an acceleration of our international strategy to wind down underperforming countries as we transition to third party distributors. We continue to focus on quality of revenue and despite the revenue decline, our cash used in operations was $3.8 million lower, or 47%, than the same period in 2023. We remain focused on adapting to the challenges presented by the current macro-economic environment.

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

Supply chain. We did not experience significant supply issues during the three and six months ended June 30, 2024 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and build inventory of key component parts. We anticipate some supply challenges in the second half of 2024, due to geopolitical disruption in the middle east impacting shipping lanes, deliveries of materials and component parts, impacting production lead times that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which we expect to continue throughout 2024. We continue to mitigate such pressures, where possible, through price increases and margin management.

Global economic conditions. General global economic downturns and macroeconomic trends, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, and economic slowdowns, have resulted and may continue to result in unfavorable conditions that negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2023. While inflation rates in the U.S., as well as in other countries in which we operate, are showing signs of moderation, they are expected to continue at elevated levels for the near-term, impacting our cost of sales as well as selling, general and administrative expenses. Our customers have also been affected by higher inflation and higher interest rates, impacting their ability to secure third party financing or causing many of them to delay capital purchases due to high interest rates. In addition, the Federal Reserve in the U.S. and other central banks in various countries have yet to decrease interest rates in response to concerns about inflation. Higher interest and inflation rates have resulted in recessionary pressures in many parts of the world and have had and may continue to have the effect of further increasing economic uncertainty and heightening these risks.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. While the continued post-pandemic recovery remains challenging due to the coexistence of high inflation and high interest rates, we continue to evaluate our direct operations, particularly those outside of North America.

Accounts receivable collections. We remain fully focused on our revised credit screening practices and thereby reducing bad debt expenses. As of June 30, 2024, our allowance for expected credit losses stands at $4.2 million, which represents 11% of the gross outstanding accounts receivable as of that date. This represents a decrease of $3.2 million or 43% from our December 31, 2023 allowance for expected credit losses balance of $7.4 million.

Foreign Exchange fluctuations. We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in New Israeli Shekels, Euros, Canadian dollars, Australian dollars, Hong Kong dollars, and Mexican pesos. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. We do not hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our internal lease programs, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS kits, Viva tips, other consumables, marketing supplies, and (3) service revenue from our extended warranty service contracts provided to existing customers.

System Revenue

For the three and six months ended June 30, 2024, approximately 34% and 30%, respectively, of our total system revenues were derived from our internal lease programs (Venus Prime and our legacy subscription model). For the three and six months ended June 30, 2023, approximately 26% and 30%, respectively, of our total system revenues were derived from our internal lease programs. Lease program revenues in the first half of 2024 remain flat compared to the first half of 2023, which is in line with our strategy to prioritize cash deals over internal lease program deals in order to improve cash generation and preserve liquidity. Our internal lease programs are designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. For accounting purposes, our internal lease programs are considered to be sales-type finance leases, where the present value of all cash flows to be received under the agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three and six months ended June 30, 2024, approximately 57% and 59%, respectively, of our total system revenues were derived from traditional sales. For the three and six months ended June 30, 2023, approximately 65% and 61%, respectively, of our total system revenues were derived from traditional sales. The slight percentage decline in traditional sales is attributable to tightened credit markets brought on by higher interest rates. We continue to focus on traditional sales in line with our strategy to prioritize cash deals over internal lease program deals in order to improve cash generation and preserve liquidity.

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

We do not grant rights of return or early termination rights to our customers under either our traditional sales or internal lease programs. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the three and six months ended June 30, 2024, approximately 9% and 11%, respectively, of our total system revenues were derived from distributor sales. For the three and six months ended June 30, 2023, approximately 9% of our total system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, and are accounted for using the sell-in method.

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

Finance Expenses

Finance expenses consist of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 8.64% for the MSLP Loan (now owned by Madryn), 13.94% for the Madryn Notes, and 13.93% for the 2024 Notes as of June 30, 2024 and 8.71% for the MSLP Loan and 14.03% for the Notes as of December 31, 2023 .

Foreign Exchange (Gain) Loss

Foreign currency exchange (gain) loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Loss on Debt Extinguishment

Loss on Debt Extinguishment is due to the exchange of $52,142 in aggregate principal amount outstanding under the MSLP Loan Agreement for $17,142 in aggregate principal of New Secured Notes and 576,986 shares of Series Y Convertible Preferred Stock. As part of the extinguishment of principal, the Company recognized a $10.9 million loss.

Income Tax Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription contract is reported and tax affected. This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer. Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Income tax expense is recognized based on the actual taxable income or loss incurred during the three and six months ended June 30, 2024.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Statements of Loss:	(dollars in thousands)		(dollars in thousands)
Revenues:
Leases	$4,455	$4,311	$8,048	$10,072
Products and services	12,127	15,764	26,013	30,534
Total revenue	16,582	20,075	34,061	40,606
Cost of goods sold:
Leases	410	721	1,887	2,450
Products and services	4,323	5,134	8,678	10,237
	4,733	5,855	10,565	12,687
Gross profit	11,849	14,220	23,496	27,919
Operating expenses:
Selling and marketing	7,048	8,380	14,422	16,412
General and administrative	8,660	9,633	18,908	20,818
Research and development	1,737	1,965	3,522	4,602
Total operating expenses	17,445	19,978	36,852	41,832
Loss from operations	(5,596)	(5,758)	(13,356)	(13,913)
Other expenses:
Foreign exchange (gain) loss	774	(178)	1,098	(530)
Finance expenses	2,452	1,553	4,120	3,061
(Gain) loss on disposal of subsidiaries	—	(1)	—	76
Loss on debt extinguishment	10,901	—	10,901	—
Loss before income taxes	(19,723)	(7,132)	(29,475)	(16,520)
Income tax expense	141	189	178	424
Net loss	$(19,864)	$(7,321)	$(29,653)	$(16,944)
Net loss attributable to stockholders of the Company	(19,951)	(7,409)	(29,745)	(17,066)
Net income attributable to non-controlling interest	87	88	92	122
As a % of revenue:
Revenues	100%	100%	100%	100%
Cost of goods sold	28.5	29.2	31.0	31.2
Gross profit	71.5	70.8	69.0	68.8
Operating expenses:
Selling and marketing	42.5	41.7	42.3	40.4
General and administrative	52.2	48.0	55.5	51.3
Research and development	10.5	9.8	10.3	11.3
Total operating expenses	105.2	99.5	108.2	103.0
Loss from operations	(33.7)	(28.7)	(39.2)	(34.3)
Foreign exchange (gain) loss	4.7	(0.9)	3.2	(1.3)
Finance expenses	14.8	7.7	12.1	7.5
(Gain) loss on disposal of subsidiaries	—	(0.0)	—	0.2
Loss on debt extinguishment	65.7	—	32.0	—
Loss before income taxes	(118.9)	(35.5)	(86.5)	(40.7)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenues by region:
United States	$9,280	$9,757	$19,353	$20,498
International	7,302	10,318	14,708	20,108
Total revenue	$16,582	$20,075	$34,061	$40,606

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenues by product:
Venus Prime / Subscription—Systems	$4,517	$4,311	$8,048	$10,072
Products—Systems	8,588	12,313	19,123	23,377
Products—Other (1)	2,647	2,586	5,204	5,532
Services	830	865	1,686	1,625
Total revenue	$16,582	$20,075	$34,061	$40,606

(1)	Products-Other include ARTAS procedure kits, Viva tips, Glide and other consumables.

Comparison of the three months ended June 30, 2024 and 2023

Revenues

	Three Months Ended June 30,
	2024		2023		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Venus Prime / Subscription—Systems	$4,517	27.2	$4,311	21.5	$206	4.8
Products—Systems	8,588	51.8	12,313	61.3	(3,725)	(30.3)
Products—Other	2,647	16.0	2,586	12.9	61	2.4
Services	830	5.0	865	4.3	(35)	(4.0)
Total	$16,582	100.0	$20,075	100.0	$(3,493)	(17.4)

Total revenue decreased by $3.5 million, or 17.4%, to $16.6 million for the three months ended June 30, 2024 from $20.1 million for the three months ended June 30, 2023. The decrease in revenue is primarily attributed to an acceleration in exiting unprofitable direct markets, and the effects of tighter third-party lending practices which negatively impacted capital equipment sales in both the U.S. and international. Despite the revenue shortfall, our focus on quality of revenue continues to have a positive effect on our cash burn rate. Our cash used in operations in the first half of 2024 was 47% less than the first half of 2023.

We sold an aggregate of 222 systems in the three months ended June 30, 2024 compared to 332 systems in the three months ended June 30, 2023. The percentage of systems revenue derived from our internal lease programs was approximately 34% and 26% during the three months ended June 30, 2024 and 2023, respectively. The relative increase in lease revenues is due to softness in traditional sales due to a tighter third party lending practices which drove an increase in our internal lease program sales. Specific to the U.S. market, systems revenue derived from our internal lease programs was approximately 42% and 18% during the three months ended June 30, 2024 and 2023, respectively.

Other product revenue was $2.6 million in the three months ended June 30, 2024 which was consistent with product revenue in the three months ended June 30, 2023.

Services revenue was $0.8 million in the three months ended June 30, 2024 which was consistent with services revenue in the three months ended June 30, 2023.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $1.2 million, or 19.2%, to $4.7 million in the three months ended June 30, 2024, compared to $5.9 million in the three months ended June 30, 2023. Gross profit decreased by $2.4 million, or 16.7%, to $11.8 million in the three months ended June 30, 2024, compared to $14.2 million in the three months ended June 30, 2023. The decrease in gross profit is primarily due to a decrease in revenue in our international markets driven by the accelerated exit from unprofitable direct markets, and the effects of tighter third party lending practices which negatively impacted capital equipment sales in both the U.S. and international markets. Gross margin was 71.5% of revenue in the three months ended June 30, 2024, compared to 70.8% of revenue in the three months ended June 30, 2023. The slight increase in gross margin is attributable to favorable regional mix as we exit unprofitable markets, and a continued focus on margin management.

Operating expenses

	Three Months Ended June 30,
	2024		2023		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$7,048	42.5	$8,380	41.7	$(1,332)	(15.9)
General and administrative	8,660	52.2	9,633	48.0	(973)	(10.1)
Research and development	1,737	10.5	1,965	9.8	(228)	(11.6)
Total operating expenses	$17,445	105.2	$19,978	99.5	$(2,533)	(12.7)

Selling and Marketing

Selling and marketing expenses decreased by $1.3 million or 15.9% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease is largely due to lower revenues and reduced activities as we exited unprofitable direct markets, and the effects of tighter third party lending practices which negatively impacted capital equipment sales in both the U.S. and international. As a percentage of total revenues, our selling and marketing expenses increased by 0.8%, from 41.7% in the three months ended June 30, 2023 to 42.5% in the three months ended June 30, 2024. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $1 million or 10.1% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to reduced bad debt expense and savings from exiting certain unprofitable direct markets, lower restructuring costs, partially offset by inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 4.2%, from 48% in the three months ended June 30, 2023, to 52.2% in the three months ended June 30, 2024, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $0.2 million or 11.6% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. We experienced cost savings through the consolidation of activities between our Israel and United States sites, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses increased by 0.7%, from 9.8% in the three months ended June 30, 2023, to 10.5% in the three months ended June 30, 2024.

Foreign Exchange (Gain) Loss

We had $0.8 million of foreign exchange loss in the three months ended June 30, 2024 and foreign exchange gain of $0.2 million in the three months ended June 30, 2023. It decreased by $1 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses increased by $0.9 million or 57.9% to $2.5 million in the three months ended June 30, 2024, compared to $1.6 million in the three months ended June 30, 2023, mostly due to an increase in SOFR rates under Madryn New Secured Notes (formerly “MSLP Loan Agreement”) and expense associated with unamortized issuance costs under the MSLP Loan agreement.

Income Tax Expense

We had an income tax expense of $0.1 million in the three months ended June 30, 2024 compared to a $0.2 million income tax expense in the three months ended June 30, 2023. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2024, we had changes in timing of deductible expenses and tax accrual reversals in specific judications, which resulted in $0.1 million of income tax expense.

Comparison of the six months ended June 30, 2024 and 2023

Revenues

	Six Months Ended June 30,
	2024		2023		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Venus Prime / Subscription—Systems	$8,048	23.6	$10,072	24.8	$(2,024)	(20.1)
Products—Systems	19,123	56.2	23,377	57.6	(4,254)	(18.2)
Products—Other	5,204	15.3	5,532	13.6	(328)	(5.9)
Services	1,686	4.9	1,625	4.0	61	3.8
Total	$34,061	100.0	$40,606	100.0	$(6,545)	(16.1)

Total revenue decreased by $6.5 million, or 16.1%, to $34.1 million for the six months ended June 30, 2024 from $40.6 million for the six months ended June 30, 2023. The decrease in revenue is primarily attributed to an acceleration in exiting unprofitable direct markets, and an initiative to reduce our reliance on system sales sold under our lease programs, and the effects of tighter third party lending practices which negatively impacted capital equipment sales in both U.S. and international. These initiatives are designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates. Despite the reduction in systems sales sold under our lease programs, our cash used in operations decreased by $3.8 million, or 47% versus the six months ended June 30, 2023.

We sold an aggregate of 536 systems in the six months ended June 30, 2024 compared to 655 systems in the six months ended June 30, 2023. The percentage of systems revenue derived from our internal lease programs was approximately 30% during the six months ended June 30, 2024 and 2023. We remain committed to limiting lease revenues to approximately 30% of total systems revenues, in line with our strategy to prioritize cash deals in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our lease programs was approximately 33% and 20% during the six months ended June 30, 2024 and 2023, respectively.

Other product revenue decreased by $0.3 million, or 5.9%, to $5.2 million in the six months ended June 30, 2024 compared to $5.5 million in the six months ended June 30, 2023. This reduction is in line with the overall revenue decline during the period.

Services revenue increased by $0.1 million, or 3.8%, to $1.7 million in the six months ended June 30, 2024, compared to $1.6 million in the six months ended June 30, 2023. The increase was driven by higher warranty sales through various chain accounts.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $2.1 million, or 16.7%, to $10.6 million in the six months ended June 30, 2024, compared to $12.7 million in the six months ended June 30, 2023. Gross profit decreased by $4.4 million, or 15.8%, to $23.5 million in the six months ended June 30, 2024, compared to $27.9 million in the six months ended June 30, 2023. The decrease in gross profit is primarily due to a decrease in revenue in our international markets driven by the accelerated exit from unprofitable direct markets as discussed above and the effects of tighter third party lending practices which negatively impacted capital equipment sales in both the U.S. and international markets. Gross margin was 69.0% of revenue in the six months ended June 30, 2024, compared to 68.8% of revenue in the six months ended June 30, 2023.

Operating expenses

	Six Months Ended June 30,
	2024		2023		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$14,422	42.3	$16,412	41.7	$(1,990)	(12.1)
General and administrative	18,908	55.5	20,818	48.0	(1,910)	(9.2)
Research and development	3,522	10.3	4,602	9.8	(1,080)	(23.5)
Total operating expenses	$36,852	108.2	$41,832	99.5	$(4,980)	(11.9)

Selling and Marketing

Selling and marketing expenses decreased by $2.0 million or 12.1% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease is largely due to lower revenues and reduced activities as we exited unprofitable direct markets, and the effects of tighter third party lending practices which negatively impacted capital equipment sales in both the U.S. and international. As a percentage of total revenues, our selling and marketing expenses increased by 1.9%, from 40.4% in the six months ended June 30, 2023 to 42.3% in the six months ended June 30, 2024. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $1.9 million or 9.2% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to reduced bad debt expense, savings from exiting certain unprofitable direct markets, lower restructuring costs, partially offset by inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 4.2%, from 51.3% in the six months ended June 30, 2023, to 55.5% in the six months ended June 30, 2024, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $1.1 million or 23.5% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. We experienced significant cost savings through the consolidation of activities between our Israel and United States sites, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses decreased by 1%, from 11.3% in the six months ended June 30, 2023, to 10.3% in the six months ended June 30, 2024.

Foreign Exchange (Gain) Loss

We had $1.1 million of foreign exchange loss in the six months ended June 30, 2024 and foreign exchange gain of $0.6 million in the six months ended June 30, 2023 a variance of $1.7 million year over year. Changes in foreign exchange are driven mainly by the effects of foreign exchange on accounts receivable balances denominated in currencies other than the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses increased by $1.0 million or 34.6%, to $4.1 million in the six months ended June 30, 2024, compared to $3.1 million in the six months ended June 30, 2023, mostly due to an increase in SOFR rates under Madryn New Secured Notes (formerly “MSLP Loan Agreement”) and expense associated with unamortized issuance costs under the MSLP Loan agreement.

Income Tax Expense

We had an income tax expense of $0.2 million in the six months ended June 30, 2024 compared to a $0.4 million income tax expense in the six months ended June 30, 2023. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2024, we had changes in timing of deductible expenses and taxable income in specific judications, which resulted in $0.2 million of income tax expense.

Liquidity and Capital Resources

We had $5.7 million and $5.4 million of cash and cash equivalents as of June 30, 2024, and December 31, 2023, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $46.0 million as of June 30, 2024, including the MSLP Loan of $17.3 million, convertible notes of $26.4 million, and a note payable (bridge financing) of $2.3 million compared to total debt obligations of approximately $74.9 million as of December 31, 2023. Cash used in operating activities during the six months ended June 30, 2024 was $4.2 million, representing a 47% reduction compared to the six months ended June 30, 2023. Working capital is primarily impacted by the ratio of our internal lease program sales (Venus Prime sales and legacy subscription-based sales) to traditional cash sales. Our recent shift to prioritize traditional cash sales over internal lease program sales is designed to improve liquidity and reduce working capital requirements over time. Our expanding product portfolio also requires higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of lease program revenue to traditional sales revenue at a ratio of approximately 33:67 in the six months ended June 30, 2024, compared to 30:70 in the six months ended June 30, 2023. We expect the ratio of lease program sales to traditional sales in 2024 and beyond to approximate a 30:70 split. We expect inventory to remain relatively flat in the short term but increase at a lower rate than the rate of revenue growth over the longer term.

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

Issuance of Secured Subordinated Convertible Notes

Contemporaneously with the MSLP Loan Agreement, on December 9, 2020, we issued $26.7 million aggregate principal amount of the Notes to the Madryn Noteholders pursuant to the terms of the Exchange Agreement. The Notes accrued interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest accrued at a rate of 6.0% per annum. In connection with the Exchange Agreement, we also entered into (i) the Madryn Loan and Security Agreement, pursuant to which we agreed to grant Madryn a security interest, in substantially all of our assets, to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The Notes were convertible at any time into shares of our common stock at an initial conversion price of $48.75 per share, subject to adjustment. For additional information regarding the Notes, Exchange Agreement, Madryn Loan and Security Agreement and CNB Subordination Agreement, see Note 11 “Madryn Long-Term Debt and Convertible Notes” to our unaudited condensed consolidated financial statements included elsewhere in this report. On October 4, 2023, the Company entered into the 2023 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26.7 million in aggregate principal amount outstanding under the Notes for (i) $22.8 million in the New Notes, and (ii) 248,755 shares of Series X Convertible Preferred Stock. The New Notes accrued interest, payable in kind on a quarterly basis, at an annual rate of 90-day Adjusted SOFR + 8.5% and are convertible at any time into shares of our common stock at an initial conversion price of $24 per share, subject to adjustment.

Main Street Priority Lending Program Term Loan

On December 8, 2020, we executed the MSLP Loan Agreement, MSLP Note, and related documents for a loan in the aggregate amount of $50.0 million for which CNB will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act. On October 4, 2023, the Company, Venus USA, Venus Canada, and Venus Ltd. entered into the MSLP Loan Modification, which modified certain terms of the MSLP Loan Agreement. On April 23, 2024, the MSLP Loan was purchased by Madryn for an undisclosed amount from CNB with the consent of the Company. On May 24, 2024, the Lenders agreed to exchange $52,142,009 in aggregate principal amount outstanding for $17.1 million in aggregate principal amount of new secured notes and 576,986 shares of newly-created Series Y Convertible Preferred Stock. On June 21, 2024, the Company entered into an Amendment and Consent Agreement with Madryn to, among other things, (i) modify the July 2024 interest payment to be payable-in-kind, and (ii) grant relief from the Minimum Deposit Relationship obligations through July 8, 2024. On July 8, 2024, the Loan Parties entered into a Loan Amendment and Consent Agreement with the Lenders, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through August 2, 2024, and (ii) certain operating covenants for the June 30, 2024 measurement period are deleted.

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

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into the Loan and Security Agreement, by and among the Bridge Borrower, the 2024 Guarantors, the 2024 Lenders and Madryn Health Partners, LP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders have agreed to provide the Bridge Borrower with Bridge Financing in the form of a term loan in the original principal amount of $2.2 million and one or more delayed draw term loans of up to an additional principal amount of $2.8 million. The transaction is discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Through December 31, 2023 we issued an additional 0.78 million shares of common stock to Lincoln Park at an average price of $3.97 per share, for a total proceeds value of $3.1 million since entering into the Purchase Agreement. During the six months ended June 30, 2024, the Company issued an additional 8,333 shares of common stock to Lincoln Park at an average price of $1.16 per share, for a total value of $10. For additional information regarding the 2022 LPC Purchase Agreement, see Note 15 “Stockholders' Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

The 2022 Private Placement

On November 18, 2022, we consummated the 2022 Private Placement whereby we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 116,668 shares of our common stock and 3,185,000 shares of our Voting Preferred Stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity (deficit). The accounting effects of the 2022 Private Placement transaction are discussed in Note 15 "Stockholders' Equity" in the notes to our consolidated financial statements included elsewhere in this report.

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

On October 20, 2023, the Company and the 2023 Investors consummated the Fourth Placement under the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 502,513 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million. The Company expects to use the proceeds of the Placements, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transactions are discussed in Note 15 "Stockholders' Equity" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Registered Direct Offering

On February 22, 2024, the Company, entered into the SPA with the 2024 Investors, pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 817,748 shares of the Company’s common stock, at a price of $1.465 per share and (ii) in a concurrent private placement, warrants to acquire up to an aggregate of 817,748 shares of Common Stock, at an initial exercise price of $1.34 per share. H.C. Wainwright & Co., LLC (“HCW”) acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 57,242 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are similar to the 2024 Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $1.8313 per share. The transaction is discussed in Note 15 "Stockholders' Equity" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

Capital Resources

As of June 30, 2024, we had capital resources consisting of cash and cash equivalents of $5.7 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

We believe that the net proceeds from the Madryn Loan and Security Agreement, the Registered Direct Offering, the 2024 Note, the 2023 Multi-Tranche Private Placement, the 2022 Private Placement, the proceeds from issuance of our common stock to Lincoln Park, the proceeds from the MSLP Loan, our strategic cash flow enhancement initiatives, our initiatives to pursue strategic alternatives, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We can provide no assurances that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(4,210)	$(8,010)
Cash used in investing activities	(47)	(92)
Cash provided by financing activities	4,593	2,655
Net increase (decrease) in cash and cash equivalents	$336	$(5,447)

Cash Flows from Operating Activities

For the six months ended June 30, 2024, cash used in operating activities consisted of a net loss of $29.7 million, partially offset by decreases in net operating assets of $8.5 million and non-cash operating expenses of $17.0 million. The use of cash in net operating assets was attributable to a decrease in accounts receivable of $6.0 million, a decrease in inventories of $2.6 million, and a decrease in advances to suppliers of $1.1 million. These were offset by a decrease in trade payables of $1.6 million, a decrease of unearned interest income of $0.5 million, and a decrease in long-term operating lease liabilities of $0.5 million. The non-cash operating expenses consisted of a loss on extinguishment of debt of $10.9 million, depreciation and amortization of $2.0 million, stock-based compensation expense of $0.6 million, provision for inventory obsolescence of $0.7 million, finance expenses and accretion of $2.5 million, and provision for expected credit losses of $0.4 million.

For the six months ended June 30, 2023, cash used in operating activities consisted of a net loss of $16.9 million, partially offset by a decrease in net operating assets of $3.8 million and non-cash operating expenses of $5.1 million. The use of cash in net operating assets was attributable to a decrease in accounts receivable of $6.1 million, a decrease in inventories of $0.6 million, a decrease in other current assets of $1.6 million, a decrease in operating right-of-use assets, net of $0.6 million, and an increase in trade payables of $0.3 million. These were offset by a decrease in accrued expenses and other current liabilities of $4.2 million. The non-cash operating expenses consisted of provision for expected credit losses of $1 million, depreciation and amortization of $2.0 million, finance expenses and accretion of $0.7 million, stock-based compensation expense of $0.9 million, provision for inventory obsolescence of $0.7 million, partially offset by a deferred tax recovery of $0.1 million.

Cash Flows from Investing Activities

In the six months ended June 30, 2024, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

In the six months ended June 30, 2023, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the six months ended June 30, 2024, cash used in financing activities primarily consisted of net proceeds from the Registered Direct Offering of shares and warrants of $1.0 million, net proceeds from the 2024 Convertible Notes issued to EW of $1.6 million, and proceeds from the short-term bridge financing by Madryn of $2.0 million.

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

As of June 30, 2024, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $9.9 million. In addition, as of June 30, 2024, we had $0 of open purchase orders that can be cancelled with 270 days’ notice.

The following table summarizes our contractual obligations as of June 30, 2024, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations, including interest	$4,926	$50,167	$—	$—	$55,093
Operating leases	1,432	2,074	202	336	4,044
Purchase commitments	9,944	—	—	—	9,944
Total contractual obligations	$16,302	$52,241	$202	$336	$69,081

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

Revenue Recognition

We generate revenue from (1) sales of systems through our internal lease programs, in accordance with ASC 842, "Leases" ("ASC 842"), traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and (3) our extended warranty service contracts provided to existing customers.

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

Long-term receivables

Long-term receivables relate to our internal lease programs revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for expected credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% and 10% for the six months ended June 30, 2024 and 8% and 10% for the six months ended June 30, 2023. Unearned interest revenue represents the interest only portion of the respective lease program payments and will be recognized in income over the respective payment term as it is earned.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2024, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm because the Company is not an "accelerated filer" or a "large accelerated filer."

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2024, the Company was not a party to any material active or pending legal proceedings.

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

Conditions in Israel, including the October 2023 attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may adversely affect our operations and limit our ability to manage and market our products, which could lead to a decrease in revenues.

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

For the six months ended June 30, 2024 and 2023, approximately 30% of our total system revenues were derived from our internal lease programs (Venus Prime and our legacy subscription-based model). Under our internal lease programs, we collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the Venus Prime or subscription agreement is recognized as revenue upon shipment of the system to the customer. We cannot provide any assurance that the financial position of customers purchasing products and services under a Venus Prime or subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under our internal lease programs (Venus Prime or our legacy subscription-based model), we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

In addition to our internal lease programs, we generally offer credit terms of 30 to 90 days to qualified customers and distributors. In the event that there is a default by any of the customers or distributors to whom we have provided credit terms, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our future results of operations and cash flows.

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

Minimum Stockholder Equity Requirement

On May 31, 2023, we received a notice (the “Notice”) from the Listing Qualifications Department of Nasdaq ("Nasdaq") stating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2023 was below the minimum $2,500,000 required for continued listing under Nasdaq Listing Rule 5550(b)(1) (“Minimum Equity Requirement”).

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

On June 4, 2024, the Company was formally notified by Nasdaq that the Company had regained compliance with the stockholders’ equity Minimum Equity Requirement.

The Company is subject to a “Mandatory Panel Monitor,” as defined in Nasdaq Listing Rule 5815(d)(4)(B), through June 4, 2025. If the Company is found to be noncompliant with the Minimum Equity Requirement within the monitoring period, the Company would not be allowed to provide the Nasdaq Listing Qualifications Staff with a plan to regain compliance with the Minimum Equity Requirement; rather, the Nasdaq Listing Qualifications Staff would be required to issue a delist determination. In such case, the Company would have the opportunity to request a new hearing before the Panel, which request would stay any further action by the Nasdaq Listing Qualifications Staff until the time of the hearing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as otherwise disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on May 28, 2024 there were no unregistered securities issued and sold during the three months ended June 30, 2024.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc.	8-K	5-11-23	3.1

3.4	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock.	8-K	6-26-23	3.1

3.5	Certificate of Designations of Series X Convertible Preferred Stock.	8-K	10-5-23	3.1

3.6	Certificate of Designations of Series Y Convertible Preferred Stock	8-K	5-28-24	3.1

3.7	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

4.1	Form of Investor Warrant	8-K	2-27-24	4.1

4.2	Form of Placement Agent Warrant	8-K	2-27-24	4.2

10.1	Loan and Security Agreement by and among Venus Concept USA Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd and Madryn Health Partners, LP dated April 23, 2024.	8-K	4-24-24	10.1

10.2	Exchange Agreement, dated May 24, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-28-24	10.1

10.3	Form of Promissory Note, dated May 24, 2024, of Venus Concept USA Inc.	8-K	5-28-24	10.2

10.4	Registration Rights Agreement, dated May 24, 2024, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-28-24	10.3

10.5	Loan Amendment and Consent Agreement, dated May 24, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-28-24	10.4

10.6	Amendment to Secured Subordinated Convertible Notes, dated May 24, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-28-24	10.5

10.7	Bridge Loan Amendment Agreement, dated May 24, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-28-24	10.6

10.8	Consent Agreement, dated June 7, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	6-10-24	10.1

10.9	Second Amendment to Bridge Loan Agreement, dated June 7, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	6-10-24	10.2

10.10	Note Amendment and Consent Agreement, dated June 21, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	6-25-24	10.1

10.11	Third Amendment to Bridge Loan Agreement, dated June 21, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	6-25-24	10.2

10.12	Loan Amendment and Consent Agreement, dated July 8, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-12-24	10.1

10.13	Fourth Amendment to Bridge Loan Agreement, dated July 8, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-12-24	10.2

10.14	Consent Agreement, dated July 29, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-1-24	10.1

10.15	Fifth Amendment to Bridge Loan Agreement, dated July 29, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-1-24	10.2

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

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

Venus Concept Inc.

Date: August 13, 2024	By:	/s/ Rajiv De Silva
Rajiv De Silva
Chief Executive Officer

Date: August 13, 2024	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer