Form 10-Q
period 2024-09-30
Venus Concept Inc.
filed 2024-11-13
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024 the registrant had 7,255,277 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,489	$5,396
Accounts receivable, net of allowance of $4,133 and $7,415 as of September 30, 2024, and December 31, 2023, respectively	21,102	29,151
Inventories	18,904	23,072
Prepaid expenses	1,002	1,298
Advances to suppliers	4,508	5,604
Other current assets	1,213	1,925
Total current assets	51,218	66,446
LONG-TERM ASSETS:
Long-term receivables, net	8,865	11,318
Deferred tax assets	1,292	1,032
Severance pay funds	426	573
Property and equipment, net	1,038	1,322
Operating right-of-use assets, net	3,591	4,517
Intangible assets	5,846	8,446
Total long-term assets	21,058	27,208
TOTAL ASSETS	$72,276	$93,654
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Trade payables	$7,120	9,038
Accrued expenses and other current liabilities	10,674	12,437
Note payable	4,389	—
Current portion of long-term debt	200	4,155
Income taxes payable	663	366
Unearned interest income	1,027	1,468
Warranty accrual	1,072	1,029
Deferred revenues	915	1,076
Operating lease liabilities	1,407	1,590
Total current liabilities	27,467	31,159
LONG-TERM LIABILITIES:
Long-term debt	30,025	70,790
Accrued severance pay	464	634
Deferred tax liabilities	—	15
Unearned interest revenue	394	671
Warranty accrual	269	334
Operating lease liabilities	2,333	3,162
Other long-term liabilities	696	338
Total long-term liabilities	34,181	75,944
TOTAL LIABILITIES	61,648	107,103
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT) (Note 15):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 7,255,277 and 5,529,149 issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	30	30
Additional paid-in capital	311,012	247,854
Accumulated deficit	(300,934)	(261,903)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,108	(14,019)
Non-controlling interests	520	570
	10,628	(13,449)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$72,276	$93,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Leases	$2,684	$4,368	$10,732	$14,440
Products and services	12,323	13,248	38,336	43,782
	15,007	17,616	49,068	58,222
Cost of goods sold:
Leases	651	1,183	2,538	3,633
Products and services	4,435	4,248	13,113	14,485
	5,086	5,431	15,651	18,118
Gross profit	9,921	12,185	33,417	40,104
Operating expenses:
Selling and marketing	6,654	6,907	21,076	23,319
General and administrative	8,732	10,115	27,640	30,933
Research and development	1,692	1,925	5,214	6,527
Total operating expenses	17,078	18,947	53,930	60,779
Loss from operations	(7,157)	(6,762)	(20,513)	(20,675)
Other expenses:
Foreign exchange loss	57	909	1,155	379
Finance expenses	1,665	1,605	5,785	4,666
Loss on disposal of subsidiaries	—	1	—	77
Loss on debt extinguishment	454	—	11,355	—
Loss before income taxes	(9,333)	(9,277)	(38,808)	(25,797)
Income tax (benefit) expense	(31)	(321)	147	103
Net loss	$(9,302)	$(8,956)	$(38,955)	$(25,900)
Net loss attributable to stockholders of the Company	$(9,286)	$(9,068)	$(39,031)	$(26,134)
Net (loss) income attributable to non-controlling interest	$(16)	$112	$76	$234

Net loss per share:
Basic	$(1.28)	$(1.64)	$(5.96)	$(4.83)
Diluted	$(1.28)	$(1.64)	$(5.96)	$(4.83)
Weighted-average number of shares used in per share calculation:
Basic	7,255	5,527	6,547	5,413
Diluted	7,255	5,527	6,547	5,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(9,302)	$(8,956)	$(38,955)	$(25,900)
Loss attributable to stockholders of the Company	(9,286)	(9,068)	(39,031)	(26,134)
Income (loss) attributable to non-controlling interest	(16)	112	76	234
Comprehensive loss	$(9,302)	$(8,956)	$(38,955)	$(25,900)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

		Preferred Shares			Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	2023 Series X Private Placement Shares*	2024 Series Y Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance — January 1, 2024	3,185,000	1,575,810	256,356	—	5,529,149	$30	$247,854	$(261,903)	$570	$(13,449)
Issuance of common stock	—	—	—	—	8,333	0*	10	—	—	10
2024 Registered Direct Offering shares and warrants, net of costs	—	—	—	—	817,748	—	977	—	—	977
2023 Series X Private Placement shares dividends	—	—	8,012	—	—	—	—	—	—	—
Net loss — the Company	—	—	—	—	—	—	—	(9,794)	—	(9,794)
Net income — non-controlling interest	—	—	—	—	—	—	—	—	5	5
Stock-based compensation	—	—	—	—	—	—	339	—	—	339
Balance — March 31, 2024	3,185,000	1,575,810	264,368	—	6,355,230	$30	$249,180	$(271,697)	$575	$(21,912)
Exchange of MSLP Loan for Series Y Private Placement shares	—	—	—	576,986	—	—	45,901	—	—	45,901
Conversion of 2022 Private Placement shares	(1,350,000)	—	—	—	900,047	0*	—	—	—	-
2023 Series X Private Placement shares dividends	—	—	8,025	—	—	—	—	—	—	-
Net loss — the Company	—	—	—	—	—	—	—	(19,951)	—	(19,951)
Net loss — non-controlling interest	—	—	—	—	—	—	—	—	87	87
Stock-based compensation	—	—	—	—	—	—	239	—	—	239
Balance — June 30, 2024	1,835,000	1,575,810	272,393	576,986	7,255,277	$30	$295,320	$(291,648)	$662	$4,364
Exchange of MSLP Loan for Series Y Private Placement shares	—	—	—	203,583	—	—	15,453	—	—	15,453
2023 Series X Private Placement shares dividends	—	—	8,757	—	—	—	—	—	—	-
Net loss — the Company	—	—	—	—	—	—	—	(9,286)	—	(9,286)
Net loss -- non-controlling interest	—	—	—	—	—	—	—	—	(16)	(16)
Dividends from subsidiaries	—	—	—	—	—	—	—	—	(126)	(126)
Stock-based compensation	—	—	—	—	—	—	239	—	—	239
Balance — September 30, 2024	1,835,000	1,575,810	281,150	780,569	7,255,277	$30	$311,012	$(300,934)	$520	$10,628

		Preferred Shares	Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance — January 1, 2023	3,185,000	—	5,161,374	$29	$232,169	$(224,105)	$645	$8,738
Restricted share units vested	—	—	22,000	0*	—	—	—	—
Issuance of common stock	—	—	224,378	1	744	—	—	745
Adoption of ASC 326	—	—	—	—	—	(548)	—	(548)
Net loss — the Company	—	—	—	—	—	(9,657)	—	(9,657)
Net income — non-controlling interest	—	—	—	—	—	—	34	34
Stock-based compensation	—	—	—	—	481	—	—	481
Balance — March 31, 2023	3,185,000	—	5,407,752	$30	$233,394	$(234,310)	$679	$(207)
2023 Private Placement shares, net of costs	—	280,899	—	—	1,206	—	—	1,206
Beneficial conversion feature	—	—	—	—	427	—	—	427
Issuance of common stock	—	—	118,729	—	71	—	—	71
Net loss — the Company	—	—	—	—	—	(7,409)	—	(7,409)
Net loss — non-controlling interest	—	—	—	—	—	—	88	88
Dividends from subsidiaries	—	—	—	—	—	—	(87)	(87)
Stock-based compensation	—	—	—	—	369	—	—	369
Balance — June 30, 2023	3,185,000	280,899	5,526,481	$30	$235,467	$(241,719)	$680	$(5,542)
Restricted share units vested	—	—	2,668	—	—	—	—	-
2023 Private Placement shares, net of costs	—	792,398	—	—	1,524	—	—	1,524
Beneficial conversion feature	—	—	—	—	1,232	—	—	1,232
Net loss — the Company	—	—	—	—	—	(9,068)	—	(9,068)
Net income — non-controlling interest	—	—	—	—	—	—	112	112
Stock-based compensation	—	—	—	—	364	—	—	364
Balance — September 30, 2023	3,185,000	1,073,297	5,529,149	$30	$238,587	$(250,787)	$792	$(11,378)

*: Presented as $0 due to rounding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,955)	$(25,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,924	3,042
Stock-based compensation	817	1,214
Provision for expected credit losses	869	1,263
Provision for inventory obsolescence	950	760
Finance expenses and accretion	4,150	1,310
Deferred tax expense (recovery)	(275)	14
Loss on sale of subsidiary	—	77
Loss on extinguishment of debt	11,355	—
Loss (gain) on disposal of property and equipment	2	(1)
Changes in operating assets and liabilities:
Accounts receivable short-term and long-term	9,914	11,146
Inventories	3,218	(246)
Prepaid expenses	296	527
Advances to suppliers	1,096	128
Other current assets	712	1,268
Operating right-of-use assets, net	926	1,215
Other long-term assets	(281)	(380)
Trade payables	(1,607)	(913)
Accrued expenses and other current liabilities	(1,583)	(4,483)
Current operating lease liabilities	(183)	(292)
Severance pay funds	147	148
Unearned interest income	(718)	(960)
Long-term operating lease liabilities	(829)	(917)
Other long-term liabilities	(204)	(105)
Net cash used in operating activities	(7,259)	(12,085)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43)	(89)
Net cash used in investing activities	(43)	(89)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10	1,109
2023 Multi-Tranche Private Placement, net of costs of $491	—	4,509
2024 Registered Direct Offering shares and warrants, net of costs of $222	976	—
Dividends from subsidiaries paid to non-controlling interest	(126)	(87)
Proceeds from Short-Term Bridge Financing from Madryn, net of costs of $310	3,928	—
2024 Convertible Notes issued to EW, net of costs of $393	1,607	—
Net cash provided by financing activities	6,395	5,531
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(907)	(6,643)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	5,396	11,569
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$4,489	$4,926
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$98	$90
Cash paid for interest	$1,633	$3,356

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

Review of Strategic Alternatives

On January 24, 2024, the Company announced that the Board of Directors of the Company (the “Board”) is evaluating potential strategic alternatives to maximize shareholder value. As part of the process, the Board is considering a full range of strategic alternatives, which may include one or more financings, mergers, reverse mergers, other business combinations, sales of assets, licensings or other transactions.

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  September 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $300,934 and $261,903, respectively, though, the Company was in compliance with all required covenants as of September 30, 2024, and December 31, 2023. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the unaudited condensed consolidated financial statements are issued. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of September 30, 2024 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses and the carrying value of intangible and long-lived assets.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(9,302)	$(8,956)	$(38,955)	$(25,900)
Net loss allocated to stockholders of the Company	$(9,286)	$(9,068)	$(39,031)	$(26,134)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic	7,255	5,527	6,547	5,413
Weighted-average shares of common stock outstanding used in computing net loss per share, diluted	7,255	5,527	6,547	5,413
Net loss per share:
Basic	$(1.28)	$(1.64)	$(5.96)	$(4.83)
Diluted	$(1.28)	$(1.64)	$(5.96)	$(4.83)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the quarters ended September 30, 2024 and 2023 because including them would have been antidilutive:

	September 30, 2024	September 30, 2023
Options to purchase common stock	993,327	1,000,079
Preferred stock	86,294,014	4,985,608
Shares reserved for convertible notes	2,853,024	570,088
Warrants for common stock	1,936,920	1,061,930
Total potential dilutive shares	92,077,285	7,617,705

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

The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy, and there were no transfers between Level 1, Level 2 and Level 3 for the periods presented:

	Fair Value Measurements as of September 30, 2024
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$30	$—	$30
Total assets	$—	$30	$—	$30
Liabilities
Derivative Liability	—	—	327	327
Total liabilities	$—	$—	$327	$327

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$62	$—	$62
Total assets	$—	$62	$—	$62

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

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's unaudited condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $22,223 and $32,393 as of  September 30, 2024 and December 31, 2023, respectively, and are included in accounts receivable and long-term receivables on the unaudited condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for expected credit losses as of September 30, 2024 and December 31, 2023. Based upon such assessment, the Company recorded an allowance for expected credit losses totaling $4,133 and $7,415 as of September 30, 2024, and December 31, 2023, respectively.

A summary of the Company’s accounts receivables is presented below:

	September 30,	December 31,
	2024	2023
Gross accounts receivable	$34,100	$47,884
Unearned income	(1,421)	(2,139)
Allowance for expected credit losses	(4,133)	(7,415)
	$28,546	$38,330
Reported as:
Current trade receivables	$21,102	$29,151
Current unearned interest income	(1,027)	(1,468)
Long-term trade receivables	8,865	11,318
Long-term unearned interest income	(394)	(671)
	$28,546	$38,330

Current Venus Prime and subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for expected credit losses, to be received by the Company over the next 5 years:

		September 30,
	Total	2024	2025	2026	2027	2028
Current financing receivables, net of allowance of $4,133	$13,359	$13,359		$—	$—	$—
Long-term financing receivables, net of allowance of $0	8,865	—	6,075	2,751	39	—
	$22,224	$13,359	$6,075	$2,751	$39	$—

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

The allowance for expected credit losses consisted of the following activity:

Balance at January 1, 2023	$13,619
Write-offs	(7,554)
Provision	1,350
Balance at December 31, 2023	$7,415
Write-offs	(2,269)
Provision	171
Balance at March 31, 2024	$5,317
Write-offs	(1,429)
Provision	273
Balance at June 30, 2024	$4,161
Write-offs	(453)
Provision	425
Balance at September 30, 2024	$4,133

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$1,750	$1,949
Work-in-progress	1,567	2,048
Finished goods	15,587	19,075
Total inventory	$18,904	$23,072

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the period from upgraded sales. The Company expensed $4,637 and $13,839 in cost of goods sold in the three and nine months ended September 30, 2024, respectively. The Company expensed $5,109 and $17,009 in cost of goods sold in the three and nine months ended September 30, 2023, respectively. The balance of cost of goods sold represents the sale of applicators, parts, consumables and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of September 30, 2024 and December 31, 2023, a provision for obsolescence of $2,775 and $2,733 was taken against inventory, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives	September 30,	December 31,
	(in years)	2024	2023
Lab equipment tooling and molds	4 – 10	$4,356	$4,356
Office furniture and equipment	6 – 10	1,227	1,223
Leasehold improvements	up to 10	857	854
Computers and software	3	956	919
Vehicles	5 – 7	51	37
Demo units	5	214	214
Total property and equipment		7,661	7,603
Less: Accumulated depreciation		(6,623)	(6,281)
Total property and equipment, net		$1,038	$1,322

Depreciation expense amounted to $98 and $134 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $323 and $444 for the nine months ended September 30, 2024 and 2023, respectively.

Other Current Assets

	September 30,	December 31,
	2024	2023
Government remittances (1)	$642	$1,336
Consideration receivable from subsidiaries sale	55	85
Sundry assets and miscellaneous	516	504
Total other current assets	$1,213	$1,925

(1) Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	September 30,	December 31,
	2024	2023
Payroll and related expense	$1,330	$2,260
Accrued expenses	4,620	3,924
Commission accrual	1,851	2,385
Sales and consumption taxes	2,873	3,868
Total accrued expenses and other current liabilities	$10,674	$12,437

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	September 30,	December 31,
	2024	2023
Balance as of the beginning of the period	$1,363	$1,482
Warranties issued during the period	299	933
Warranty costs incurred during the period	(321)	(1,052)
Balance at the end of the period	$1,341	$1,363
Current	1,072	1,029
Long-term	269	334
Total	$1,341	$1,363

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024		2024	2023
Interest expense	$1,487	$1,539	$5,394	$4,469
Change in fair value of derivative liability	—	—	(618)	—
Accretion on long-term debt and amortization of fees	178	66	1,009	197
Total finance expenses	$1,665	$1,605	$5,785	$4,666

7. LEASES

The following presents the various components of lease costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$355	$491	$1,110	$1,494
Total lease cost	$355	$491	$1,110	$1,494

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the amounts below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating cash outflows from operating leases	$355	$491	$1,110	$1,494

The following table presents the weighted-average lease term and discount rate for operating leases.

	At September 30,
	2024	2023
Operating leases
Weighted-average remaining lease term	1.69 yrs.	3.12 yrs.
Weighted-average discount rate	4.00%	4.00%

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.

Years ending December 31,	Operating leases
2024	$350
2025	1,306
2026	1,109
2027	595
2028	204
Thereafter	340
Imputed Interest (1)	(164)
Total	$3,740

(1) Imputed interest represents the difference between undiscounted cash flows and cash flows.

8. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization were as follows:

	At September 30, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(592)	$808
Brand	2,500	(1,526)	974
Technology	16,900	(13,845)	3,055
Supplier agreement	3,000	(1,991)	1,009
Total intangible assets	$23,800	$(17,954)	$5,846

	At December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(522)	$878
Brand	2,500	(1,330)	1,170
Technology	16,900	(11,735)	5,165
Supplier agreement	3,000	(1,767)	1,233
Total intangible assets	$23,800	$(15,354)	$8,446

For the three months ended September 30, 2024 and 2023, amortization expense was $873 and $875, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense was $2,600 and $2,597, respectively.

Estimated remaining amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2024	$873
2025	3,003
2026	657
2027	657
2028	244
Thereafter	412
Total	$5,846

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2024, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $11.7 million. In addition, as of September 30, 2024, the Company had $2.3 of open purchase orders that can be cancelled with 270 days’ notice.

Aggregate future service and purchase commitments with manufacturers as of September 30, 2024 are as follows:

Years ending December 31,	Purchase and Service Commitments
2024	$11,719
2025 and Thereafter	—
Total	$11,719

10. MAIN STREET TERM LOAN

On December 8, 2020, the Company executed a loan and security agreement (the "MSLP Loan Agreement"), a promissory note (the "MSLP Note"), and related documents for a loan in the aggregate amount of $50,000 for which City National Bank of Florida (“CNB”) will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act (the “MSLP Loan”). On December 9, 2020, the MSLP Loan had been funded and the transaction was closed. The MSLP Note has a term of five years and bears interest at a rate per annum equal to 30-day LIBOR plus 3%. On December 8, 2023 and December 8, 2024, the Company must make an annual payment of principal plus accrued but unpaid interest in an amount equal to fifteen percent (15%) of the outstanding principal balance of the MSLP Note (inclusive of accrued but unpaid interest). The entire outstanding principal balance of the MSLP Note at maturity, together with all accrued and unpaid interest is due and payable in full on December 8, 2025. The Company may prepay the MSLP Loan at any time without incurring any prepayment penalties. The MSLP Note provides for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. In addition, the MSLP Loan Agreement and MSLP Note contain various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of the Company’s assets, incur, create, or permit to exist additional indebtedness, or liens, to make dividends and other restricted payments, and to make certain changes to its ownership structure.

On  October 4, 2023, the Company, Venus Concept USA Inc. (“Venus USA”), Venus Concept Canada Corp. (“Venus Canada”) and Venus Concept Ltd. (“Venus Ltd.” and, together with Venus USA, Venus Canada and the Company, the "Loan Parties") entered into the Loan Modification Agreement with CNB, which modified certain terms of the MSLP Loan Agreement. The primary modifications of the MSLP Loan Modification were (i) the principal payment in the amount of 15% of the outstanding principal balance of the loan originally due December 31, 2023 is deferred until maturity, (ii) the principal payment in the amount of 15% of the outstanding principal balance of the loan originally due December 31, 2024 is reduced to 7.5% with the remainder deferred until maturity, (iii) the interest rate of the loan is reset from one-month LIBOR plus three percent (3%) to one-month term Secured Overnight Financing Rate (SOFR) plus three and one-quarter percent (3.25%), and (iv) Venus USA has assigned certain of its subscription sales contracts to CNB.

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

On May 24, 2024, the Company entered into an Exchange Agreement, by and among the Company, Venus USA, and Madryn (the "2024 Exchange Agreement") whereby the Company exchanged $52,142 in aggregate principal amount outstanding under the MSLP Loan Agreement for $17,142 in aggregate principal of new secured notes (“New Secured Notes”) and 576,986 shares of newly-created convertible preferred stock of the Company, designated as "Series Y Convertible Preferred Stock." The Series Y Convertible Preferred Stock is priced at $60.66 per share, being equal to the product of (i) the average closing price (as reflected on Nasdaq.com) of the Company's common stock for the five trading days immediately preceding date of the 2024 Exchange Agreement, multiplied by (ii) 100. The New Secured Notes follow the same terms as the MSLP Loan Agreement. As part of the extinguishment of principal, the Company recognized a $10.9 million non-cash loss.

On June 7, 2024, the Loan Parties entered into a consent agreement with Madryn to amend the MSLP Loan Amendment to, among other things, grant certain relief from minimum liquidity requirements under the MSLP Loan Amendment. On June 21, 2024, the Loan Parties entered into an Amendment and Consent Agreement with the Lenders to, among other things, (i) modify the July 2024 interest payment to be payable-in-kind, (ii) grant relief from the Minimum Deposit Relationship obligations through July 8, 2024.

On July 8, 2024, the Loan Parties entered into a loan amendment and consent agreement with the Lenders to, among other things, grant relief under the MSLP Loan Agreement, as amended, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through August 2, 2024, and (ii) certain operating covenants for the June 30, 2024 measurement period were deleted.

On  July 29, 2024, the Loan Parties entered into a consent agreement with the Lenders which granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through August 30, 2024, and (ii) permit Venus USA to apply the August 8, 2024 cash interest payment due to the respective outstanding principal balance of each Note.

On August 30, 2024, the Loan Parties entered into a consent agreement with the Lenders which granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through September 30, 2024, and (ii) permit Venus USA to apply the September 8, 2024 cash interest payment due to the respective outstanding principal balance of each Note.

On September 26, 2024, the Company entered into an Exchange Agreement, by and among the Company, Venus USA, and Madryn (the "Second 2024 Exchange Agreement") whereby the Company exchanged $17,662 of the balance outstanding under the MSLP Loan Agreement for $2,662 in aggregate principal amount outstanding under the MSLP Loan Agreement and 203,583 shares of Series Y Convertible Preferred Stock. As part of the extinguishment of principal, the Company recognized a $0.5 million non-cash loss. Also, on September 26, 2024 the Loan Parties entered into a Third Loan Amendment which, among other things, (i) modify the October 2024 interest payment to be payable-in-kind, (ii) delete the net loss covenant, and (iii) grant relief from minimum liquidity requirements.

As of September 30, 2024 and December 31, 2023, the Company was in compliance with all required covenants.

The scheduled payments, inclusive of principal and estimated interest, on the outstanding borrowings as of September 30, 2024 are as follows:

As of September 30, 2024
2024	$238
2025	2,679
Total	$2,917

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

On October 4, 2023, the Company entered into a securities exchange agreement (the "2023 Exchange Agreement") with the Madryn Noteholders. Pursuant to the 2023 Exchange Agreement, the Madryn Noteholders agreed to exchange (the "Exchange") $26.695 million in aggregate principal amount of outstanding secured convertible notes of the Company for (i) secured subordinated convertible notes in aggregate principal amount of $22.792 million (the “New Convertible Notes”) and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock" (the "Series X Preferred Stock"). The Series X Preferred Stock is priced at $20.10 per share, being equal to the "Minimum Price" as set forth in Nasdaq Listing Rule 5635(d), multiplied by ten. The New Convertible Notes accrue interest at a rate of 3-month adjusted term Secured Overnight Financing Rate (SOFR) plus 8.50% per annum. In the case of an event of default under the New Convertible Notes, the then-applicable interest rate will increase by four percent (4.00%) per annum. Interest is payable in kind in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on December 31, 2023. The New Convertible Notes mature on December 9, 2025, unless earlier redeemed or converted. As part of the extinguishment of principal, the Company recognized a $2.0 million loss.

On May 24, 2024, as required by the 2024 Exchange Agreement (Note 10), the New Convertible Notes were amended to, among other things, align the covenant protections in favor of the Madryn Noteholders with the MSLP Loan Agreement, as amended by the MSLP Loan Amendment.

As of September 30, 2024, the Company had approximately $26.2 million principal and interest of convertible notes outstanding that were issued pursuant to the 2024 Exchange Agreement.

In connection with the New Convertible Notes and Notes, the Company recognized interest expense of $903 and $557 during the three months ended September 30, 2024 and 2023, respectively, and recognized interest expense of $2,598 and $1,631 during the nine months ended September 30, 2024 and 2023, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the New Convertible Notes and Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The New Convertible Notes and Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the New Notes and Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The Company determined the likelihood of an event of default and change of control as remote as of September 30, 2024, and December 31, 2023, therefore a nominal value was allocated to the underlying embedded derivative liabilities as of September 30, 2024, and December 31, 2023.

The scheduled payments, inclusive of principal and interest, on the outstanding borrowings of the Notes and New Convertible Notes as of September 30, 2024 are as follows:

As of September 30, 2024
2024	$—
2025	30,917
Total	$30,917

For the three and nine months ended September 30, 2024, the Company did not make any principal repayments.

Bridge Financing

On April 23, 2024, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”), by and among Venus USA, (the “Bridge Borrower”), Venus Canada, Venus Ltd. (Venus Ltd., together with the Company and Venus Canada, the “2024 Guarantors,” and together with the Bridge Borrower, the “Bridge Financing Loan Parties”) and, each lender party thereto (collectively, the “2024 Lenders”) and Madryn Health Partners, LP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders agreed to provide the Bridge Borrower with bridge financing in the form of a term loan in the original principal amount of $2,238 and one or more delayed draw term loans of up to an additional principal amount of $2,762 (the “Bridge Financing”). The Bridge Financing originally had a maturity date of May 26, 2024. Pursuant to the Loan and Security Agreement, each of the 2024 Guarantors, jointly and severally, guarantee, that the Obligations (as defined in the Loan and Security Agreement) will be performed and paid in full when due and payable.

Borrowings under the Loan and Security Agreement will bear interest at a rate per annum equal to 12%, due at maturity. The Loan and Security Agreement also provides that all present and future indebtedness and the obligations of the Bridge Borrower to Madryn Health Partners, LP shall be secured by a priority security interest in all real and personal property collateral of the Bridge Financing Loan Parties.

The Loan and Security Agreement contains customary representations, warranties and affirmative and negative covenants. In addition, the Loan and Security Agreement contains customary events of default that entitle Madryn Health Partners, LP to cause the Bridge Borrower’s indebtedness under the Loan and Security Agreement to become immediately due and payable, and to exercise remedies against the Bridge Financing Loan Parties and the collateral securing the Bridge Financing. Under the Loan and Security Agreement, an event of default will occur if, among other things, any of the Bridge Financing Loan Parties fails to make payments under the Loan and Security Agreement, any of the Bridge Financing Loan Parties breaches any of the covenants under the Loan and Security Agreement, a Change of Control (as defined in the Loan and Security Agreement) occurs, any of the Bridge Financing Loan Parties, or its assets, become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, a default interest rate equal to 15.0% per annum will apply to all obligations owed under the Loan and Security Agreement.

On May 24, 2024, as required by the 2024 Exchange Agreement (Note 10), the Loan and Security Agreement was amended to extend the maturity date from May 26, 2024 to June 7, 2024. On June 7, 2024, the Loan Parties entered into a Second Bridge Loan Amendment Agreement which further extended the maturity date of the Bridge Financing from June 7, 2024 to June 21, 2024. On June 21, 2024, the Bridge Financing Loan Parties entered into a Third Bridge Loan Amendment Agreement with the 2024 Lenders which further extended the maturity date of the Bridge Financing from June 21, 2024 to July 8, 2024.

On July 8, 2024, the Bridge Financing Loan Parties entered into a Fourth Bridge Loan Amendment Agreement (the “Fourth Bridge Loan Amendment”). The Fourth Bridge Loan Amendment amended that certain Loan and Security Agreement, dated April 23, 2024, among the Bridge Financing Loan Parties and the 2024 Lenders to extend the maturity date of the bridge loan from July 8, 2024 to August 2, 2024.

On July 26, 2024, the 2024 Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $1,000 (the “July Drawdown”). The July Drawdown was fully funded on July 26, 2024.

On July 29, 2024, the Bridge Financing Loan Parties entered into a Fifth Bridge Loan Amendment Agreement (the “Fifth Bridge Loan Amendment”). The Fifth Bridge Loan Amendment amended the Loan and Security Agreement to, among other things, (i) modify the availability period for subsequent drawdowns under the Bridge Financing from ten days to two days prior to the maturity date, (ii) increase the Delayed Draw Commitment, as defined in the Loan and Security Agreement, from $2,762 to $3,000, and (iii) extend the maturity date of the Bridge Financing from August 2, 2024 to August 30, 2024.

On August 30, 2024 the Bridge Financing Loan Parties entered into a Sixth Bridge Loan Amendment Agreement which extended the maturity date of the Bridge Financing from August 30, 2024 to September 30, 2024.

On September 11, 2024, the 2024 Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $1,000, which was fully funded on September 11, 2024.

On September 26, 2024, the Bridge Financing Loan Parties entered into a Seventh Bridge Loan Amendment Agreement which extended the maturity date of the Bridge Financing from September 30, 2024 to October 31, 2024.

The scheduled payments, inclusive of principal and interest of $4.4 million will be paid at maturity.

For the three and nine months ended September 30, 2024, the Company did not make any principal payments.

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

As of September 30, 2024, the Company had approximately $2.2 million principal and interest of the 2024 convertible notes outstanding that were issued pursuant to the Note Purchase Agreement (as defined below).

In connection with the 2024 Notes, the Company recognized interest expense of $74 and $0.2 million during the three and nine months ended September 30, 2024, respectively. The 2024 Notes contained a conversion option, redemption right upon an event of default, change of control scenario, and interest rate penalty upon an event of default which were evaluated under ASC 815, Derivatives and Hedging, and determined that these features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations. The fair value of the embedded derivative liability at issuance and as of September 30, 2024 were $0.9 million and $0.3 million, respectively.

As of September 30, 2024 and December 31, 2023, the Company was in compliance with all required covenants.

The scheduled payments, inclusive of principal and interest, on the outstanding borrowings as of September 30, 2024 are as follows:

As of September 30, 2024
2024	$—
2025	2,590
Total	$2,590

For the three and nine months ended September 30, 2024, the Company did not make any principal repayments.

14. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all classes of preferred stock, convertible promissory notes, options granted and available for grant under the incentive plans and warrants to purchase common stock.

	September 30, 2024	December 31, 2023
Outstanding common stock warrants	1,936,920	1,061,930
Outstanding stock options and RSUs	993,327	981,834
Preferred shares	86,294,014	8,889,221
Shares reserved for conversion of future voting preferred share issuance	5,596,273	5,844,213
Shares reserved for future option grants and RSUs	308,878	99,580
Shares reserved for Lincoln Park	—	711,180
Shares reserved for Madryn Noteholders	1,300,000	1,300,000
Shares reserved for EW Noteholders	2,100,000	—
Total common stock reserved for issuance	98,529,412	18,887,958

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

2022 LPC Purchase Agreement with Lincoln Park

On July 12, 2022, the Company entered into a purchase agreement (the “2022 LPC Purchase Agreement”) with Lincoln Park, as the Equity Purchase Agreement expired on July 1, 2022. The 2022 LPC Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $11,000 of shares (the “Purchase Shares”) of its common stock, par value $0.0001 per share. Concurrently with entering into the 2022 LPC Purchase Agreement, the Company also entered into a registration rights agreement (the “2022 LPC Registration Rights Agreement”) with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2022 LPC Purchase Agreement. The aggregate number of shares that the Company can issue to Lincoln Park under the 2022 LPC Purchase Agreement may not exceed 858,224 shares of common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the 2022 LPC Purchase Agreement (the “2022 Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the 2022 Exchange Cap, in which case the 2022 Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the 2022 LPC Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the 2022 LPC Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the 2022 LPC Purchase Agreement, plus an incremental amount to take into account the issuance of the Commitment Shares to Lincoln Park under the 2022 LPC Purchase Agreement, such that the transactions contemplated by the 2022 LPC Purchase Agreement are exempt from the 2022 Exchange Cap limitation under applicable Nasdaq rules. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2022 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. Upon execution of the 2022 LPC Purchase Agreement, the Company issued 45,701 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement at the total amount of $330. Through December 31, 2023 the Company issued an additional 776,452 shares of common stock to Lincoln Park at an average price of $3.966 per share for a total value of $3,080. During the nine months ended September 30, 2024, the Company issued an additional 8,333 shares of common stock to Lincoln Park at an average price of $1.16 per share, for a total value of $10. The 2022 LPC Purchase Agreement expired on August 1, 2024.

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

Series Y Convertible Preferred Stock

On  May 24, 2024, the Company filed a Certificate of Designations with respect to the Series Y Preferred Stock with the Secretary of State of the State of Delaware, thereby creating the Series Y Preferred Stock. The Certificate of Designations authorizes the issuance of up to 600,000 shares of Series Y Preferred Stock. The Series Y Preferred Stock is convertible into shares of common stock on a 1-for-100 basis, at the option of the holder, in whole or in part, at any time upon delivery of a valid conversion notice of the Company; or (ii) automatically upon the Company completing an equity financing for common stock (or convertible preferred stock, provided that under such circumstances such financing will not be deemed completed until such preferred stock has been fully converted into common stock) that raises no less than $30.0 million in gross proceeds, among other requirements as set forth in the Certificate of Designations. Notwithstanding the foregoing, the Series Y Preferred Stock is subject to limitations on convertibility to the extent necessary to comply with the rules and regulations of Nasdaq. On September 26, 2024 the Company filed a Certificate of Amendment which increased the authorized number of shares of Series Y Preferred Stock from 600,000 shares to 900,000 shares. The following is a summary of the material terms of the Series Y Preferred Stock:

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

The Shares were offered at-the-market under Nasdaq rules and pursuant to the Company’s shelf registration statement on Form S-3 initially filed by the Company with the SEC under the Securities Act, on October 15, 2021 and declared effective on October 25, 2021.

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

2010 Share Option Plan

In November 2010, the Board adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of September 30, 2024, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 28,947 (28,168 as of December 31, 2023).

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

Under the 2019 Plan, 30,000 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of September 30, 2024, there were 279,931 shares of common stock available under the 2019 Plan (71,412 as of December 31, 2023). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$9	$11	$28	$37
Selling and marketing	58	81	190	266
General and administrative	148	243	524	794
Research and development	24	29	75	117
Total stock-based compensation	$239	$364	$817	$1,214

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	-	6.00	6.00	6.00
Risk-free interest rate	-	4.33%	4.23%	3.37-4.33%
Expected volatility	-	42.29%	43.06%	42.94%
Expected dividend rate	-	0%	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2024	981,834	$19.85	7.58	$—
Options granted	82,000	0.71	-	—
Options exercised	-	-	-	—
Options forfeited/cancelled	(70,507)	33.79	-	—
Outstanding – September 30, 2024	993,327	17.28	7.34	$—
Exercisable – September 30, 2024	524,739	27.07	6.56	$—
Expected to vest – after September 30, 2024	468,588	$6.32	8.22	$—

The following tables summarize information about stock options outstanding and exercisable at September 30, 2024:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.7051 - $54.60	952,221	7.52	$13.24	483,810	6.84	$19.99
$63.90 - $119.25	38,947	3.16	97.80	38,770	3.15	97.70
$186.75 - $382.50	1,627	3.99	271.15	1,627	3.99	271.15
$405.00 - $438.75	263	0.71	405.51	263	0.71	405.51
$650.25 - $958.50	269	3.70	727.38	269	3.70	727.38
	993,327	7.34	$17.28	524,739	6.56	$27.07

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $nil for the three months ended September 30, 2024 and 2023, respectively. The total intrinsic value of options exercised were $nil and $nil for the nine months ended September 30, 2024 and 2023, respectively.

The weighted-average grant date fair value of options granted was $nil and $1.90 per share for the three months ended September 30, 2024 and 2023, respectively. The weighted-average grant date fair value of options granted was $0.705 and $2.82 per share for the nine months ended September 30, 2024 and 2023, respectively. The fair value of options vested during the three months ended September 30, 2024 and 2023 was $255 and $307, respectively. The fair value of options vested during the nine months ended September 30, 2024 and 2023 was $892 and $1,013, respectively.

16. INCOME TAXES

The Company generated a loss and recognized $31 of tax benefit for the three months ended September 30, 2024, and $321 of tax benefit for the three months ended September 30, 2023, respectively. The Company generated a loss and recognized $147 of tax expense for the nine months ended September 30, 2024, and $103 of tax expense for the nine months ended September 30, 2023, respectively. A reconciliation of income tax (benefit) expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss before income taxes	$(9,333)	$(9,277)	$(38,808)	$(25,797)
Theoretical tax expense at the statutory rate (21% in 2024 and 2023)	(1,960)	(1,961)	(8,150)	(5,417)
Differences in jurisdictional tax rates	(437)	(417)	(1,807)	(965)
Valuation allowance	2,282	2,343	9,604	6,675
Non-deductible expenses	84	89	500	186
Other	—	(375)	—	(376)
Total income tax provision (recovery)	(31)	(321)	147	103
Net loss	$(9,302)	$(8,956)	$(38,955)	$(25,900)

Income tax expense is recognized based on the actual loss incurred during the three and nine months ended September 30, 2024 and 2023, respectively.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$8,548	$11,167	$27,902	$31,665
International	6,459	6,449	21,166	26,557
Total revenue	$15,007	$17,616	$49,068	$58,222

As of September 30, 2024, long-lived assets in the amount of $6,028 were located in the United States and $856 were located in foreign locations. As of December 31, 2023, long-lived assets in the amount of $8,705 were located in the United States and $1,063 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.    Lease revenue – includes all system sales with typical lease terms of 36 months.

2.    System revenue – includes all systems sales with payment terms within 12 months.

3.    Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.    Service revenue – includes extended warranty sales.

The following table presents revenue by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease revenue	$2,684	$4,368	$10,732	$14,440
System revenue	8,898	9,834	28,020	33,212
Product revenue	2,741	2,487	7,945	8,019
Service revenue	684	927	2,371	2,551
Total revenue	$15,007	$17,616	$49,068	$58,222

18. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and parties related through employment.

Distribution agreements

On  January 1, 2018, the Company entered into a Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will distribute the Company’s products in Thailand. A former senior officer of the Company is a 30.0% shareholder of TBC. For the nine months ended September 30, 2024 and 2023, TBC purchased products in the amount of $nil and $322, respectively, under this distribution agreement. These sales are included in products and services revenue. TBC ceased being a related party as of June 2023.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd. ("Venus Singapore"). On  January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Aexel Biomed will continue to distribute the Company’s products in Singapore. A former senior officer of the Company is a 45.0% shareholder of Aexel Biomed. During the nine months ended September 30, 2024 and 2023, Aexel Biomed purchased products in the amount of $nil and $122, respectively, under the distribution agreement. These sales are included in products and services revenue. Aexel Biomed ceased being a related party as of June 2023.

19. SUBSEQUENT EVENTS

Nasdaq Bid-Price Deficiency Extension

On April 11, 2024, the Company received a notice from Listing Qualifications Department of Nasdaq ("Nasdaq") stating that for 32 consecutive business days the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required for continued listing under Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until October 8, 2024 (the “Initial Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. The Company did not regain compliance with the Bid Price Requirement by the Initial Compliance Date.

On October 17, 2024, Nasdaq notified the Company that it is eligible for an additional 180 calendar day period, or until April 7, 2025, (the “Extended Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Extended Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it complies with the Bid Price Requirement, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If the Company does not regain compliance with the Bid Price Requirement by the Extended Compliance Date, the Staff will provide written notification to the Company that its common stock will be delisted. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (“Panel”). The Company expects that its common stock would remain listed on the Nasdaq Capital Market pending the Panel’s decision. There can be no assurance that, if the Company does appeal a delisting determination to the Panel, such appeal would be successful.

Consent Agreement

On October 31, 2024, the Loan Parties entered into a consent agreement with the Lenders (the “Consent Agreement”).

The Consent Agreement granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through November 30, 2024, and (ii) permit Venus USA to apply the November 8, 2024 cash interest payment due under each Note (as defined in the Consent Agreement) to the respective outstanding principal balance of each Note.

Eighth Bridge Loan Amendment

On October 31, 2024, the Loan Parties entered into an Eighth Bridge Loan Amendment Agreement with the Lenders (the “Eighth Bridge Loan Amendment”). The Eighth Bridge Loan Amendment amended the Loan and Security Agreement to, among other things, extend the maturity date of the Bridge Financing from October 31, 2024 to November 30, 2024.

Bridge Loan Drawdown

As previously disclosed, on April 23, 2024, the Loan Parties entered into the Loan and Security Agreement among the Bridge Financing Loan Parties, the 2024 Lenders, and Madryn, as administrative agent.

On October 30, 2024, the 2024 Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $1,000,000 (the “November Drawdown”). The November Drawdown was fully funded on November 1, 2024. The Company expects to use the proceeds of the November Drawdown, after payment of transaction expenses, for general working capital purposes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”) and other filings we have made with the SEC.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family medicine, and general practitioners and aesthetic medical spas. In the three and nine months ended September 30, 2024 and 2023, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets. As we grow our ARTAS hair restoration business and expand robotics offerings through the AI.ME™ platform we expect our penetration into the core practices of dermatology and plastic surgery to increase.

We have had recurring net operating losses and negative cash flows from operations. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $300.9 million and $261.9 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $4.5 million and $5.4 million, respectively.

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

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Subsequent to execution of the 2022 LPC Purchase Agreement the Company issued 0.43 million shares of common stock to Lincoln Park at an average price of $4.54 per share, for a total value of $1.97 million through December 31, 2022. During the twelve months ended December 31, 2023, the Company issued an additional 0.34 million shares of common stock to Lincoln Park at an average price of $3.23 per share, for a total value of $1.1 million. During the nine months ended September 30, 2024, the Company issued an additional 8,333 shares of common stock to Lincoln Park at an average price of $1.16 per share, for a total value of $10. No shares of our common stock were issued for the three months ended September 30, 2024. For additional information regarding the 2022 LPC Purchase Agreement, see Note 15 “Stockholders' Equity” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report. The 2022 LPC Purchase Agreement expired on August 1, 2024.

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

The Company used the proceeds of the Placements, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transaction are discussed in Note 15 "Stockholders' Equity" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into the Loan and Security Agreement, by and among the Bridge Borrower, the 2024 Guarantors, the 2024 Lenders and Madryn Health Partners, LP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders have agreed to provide the Bridge Borrower with Bridge Financing in the form of a term loan in the original principal amount of $2.2 million and one or more delayed draw term loans of up to an additional principal amount of $2.8 million. On July 26, 2024 and September 11, 2024 additional delayed draws in the amounts of $1 million were made, respectively.

From May 24, 2024 through September 26, 2024 the Loan Parties entered into Bridge Financing Amendments Two through Seven, which among other things, extended the maturity date to October 31, 2024, increased the delayed draw commitment from $2.8 million to $3.0 million, made interest payments payable-in-kind, deleted the net loss covenant, and granted relief from minimum liquidity requirements. These amendments are discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

2024 Exchange Agreements and Series Y Convertible Preferred Stock Issuance

On May 24, 2024, the Company entered into the 2024 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $52.1 million in aggregate principal amount outstanding under the Main Street Priority Loan, dated December 8, 2020, for (i) $17.1 million in aggregate principal amount of new secured convertible notes of the Company and (ii) 576,986 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series Y Convertible Preferred Stock." As part of the extinguishment of principal, the Company recognized a $10.9 million non-cash loss.

Additionally, on September 26, 2024, the Company entered into the Second 2024 Exchange Agreement whereby the Company exchanged $17,662 of the balance outstanding under the MSLP Loan Agreement for $2,662 in aggregate principal amount outstanding under the MSLP Loan Agreement and 203,583 shares of Series Y Convertible Preferred Stock. As part of the extinguishment of principal, the Company recognized a $0.5 million non-cash loss.

The transactions are discussed in Note 15 "Stockholders' Equity" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Systems are sold through traditional sales contracts, through our internal financing programs and through distributors. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under subscription agreements in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

We generate revenue from traditional system sales and from sales under our internal lease programs, which are available to customers in North America and select international markets. Approximately 28% of our aesthetic system revenues were derived from our internal lease programs in the nine months ended September 30, 2024. We currently do not offer the ARTAS iX system under our internal lease programs. For additional details related to our internal lease programs, see Part 1, Item 1. Business as filed in our Form 10-K for the year ended December 31, 2023.

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

As of September 30, 2024, we operated directly in 12 international markets through our 10 direct offices in the United States, Canada, Japan, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the three months ended September 30, 2024, and 2023 were $15.0 million and $17.6 million, respectively. Our revenues for the nine months ended September 30, 2024, and 2023 were $49.1 million and $58.2 million, respectively. We had a net loss attributable to the Company of $9.3 million and $9.1 million in the three months ended September 30, 2024, and 2023, respectively. We had a net loss attributable to the Company of $39.0 million and $26.4 million in the nine months ended September 30, 2024, and 2023, respectively. We had an Adjusted EBITDA loss of $5.9 million and $4.6 million for the three months ended September 30, 2024, and 2023, respectively. We had an Adjusted EBITDA loss of $15.1 million and $14.3 million for the nine months ended September 30, 2024, and 2023, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of net loss to adjusted EBITDA	(in thousands)		(in thousands)
Net loss	$(9,302)	$(8,956)	$(38,955)	$(25,900)
Foreign exchange loss	57	909	1,155	379
Loss on disposal of subsidiaries	—	1	—	77
Loss on debt extinguishment	454	—	11,355	—
Finance expenses	1,665	1,605	5,785	4,666
Income tax (benefit) expense	(31)	(321)	147	103
Depreciation and amortization	971	1,010	2,924	3,042
Stock-based compensation expense	239	364	817	1,214
CEWS (1)	—	—	418	—
Other adjustments (2)	73	752	1,220	2,082
Adjusted EBITDA	$(5,874)	$(4,636)	$(15,134)	$(14,337)

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

(2) For the three and nine months ended September 30, 2024 and September 30, 2023 the other adjustments are represented by restructuring activities designed to improve the Company's operations and cost structure.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and internal financing programs. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024*	2023
United States	88	104	317	325
International	165	150	472	584
Total systems delivered	253	254	789	909

Mix between traditional sales, distributor sales, and sales made under our internal financing programs. We deliver systems through (1) traditional direct system sales contracts to customers, (2) our internal lease programs, and (3) system sales through distribution agreements. Unit deliveries under direct system sales contracts and internally financed sales have higher per unit revenues and gross margins, while revenues and gross margins on systems sold through distributors are lower. However, distributor sales do not require significant sales and marketing support as these expenses are borne by the distributors. In addition, while traditional system sales and internally financed sales have similar gross margins, cash collections on sales financed under our internal financing programs generally occur over a three-year period, with approximately 40% to 45% collected in the first year and the balance collected evenly over the remaining two years of the agreement. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under our internal financing programs in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

Investment in Sales, Marketing and Operations. In previous years, we made a strategic decision to penetrate the global market by investing in sales and marketing expenses across all geographic segments. This included the opening of direct offices and hiring experienced sales, marketing, and operational staff. While we generated incremental product sales in these new markets, these revenues and the related margins did not fully offset the startup investments made in certain countries. We continue to evaluate our profitability and growth prospects in these countries and have taken and will continue to take steps to exit countries which we do not believe will produce sustainable results. Since June 2020 we have ceased direct sales operations in 14 countries across Europe, Asia Pacific, Latin America and Africa and have increased our investment in, and focus on, the United States market.

In the three and nine months ended September 30, 2024, and 2023, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for expected credit losses for estimated losses that may primarily arise from customers who purchased our products under our internal financing programs who are unable to make the remaining payments required under their agreements. We continue to focus our selling efforts on cash sales and internal financing customers with a stronger credit profile, thereby reducing our exposure to credit losses. We incurred a bad debt expense of $0.4 million and $0.9 million during the three and nine months ended September 30, 2024. This compares to $0.3 million and $1.2 million for the three and nine months ended September 30, 2023. As of September 30, 2024, our allowance for expected credit losses was $4.1 million which represents 16.4% of the gross outstanding accounts receivable as of this date. As of September 30, 2023, our allowance for expected credit losses was $12.8 million which represented 27.3% of the gross outstanding accounts receivable as of this date.

Outlook

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruption, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and a challenging growth environment. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted. The bulk of the third quarter revenue decline was due to a significant tightening in credit markets in the U.S. and to a lesser extent international markets due to higher interest rates, impacting our customers' ability and/or desire to secure capital equipment financing. In addition, our international results were negatively affected by an acceleration of our international strategy to wind down underperforming countries as we transitioned to third party distributors. We continue to focus on quality of revenue and despite the revenue decline, our cash used in operations was $4.8 million lower, or 40%, than the same period in 2023. On a positive note, the Federal Reserve Board (Fed), the European Central Bank, the Swiss National Bank and the Bank of Canada all recently reduced interest rates in an effort to reduce the degree of restrictiveness in monetary policy, and signaling future rate cuts over the near term. We remain focused on adapting to the challenges presented by the current macro-economic environment, as well as the opportunities presented by an easing of monetary policy.

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

Supply chain. We did not experience significant supply issues during the three and nine months ended September 30, 2024 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and build inventory of key component parts. We continued to experience some supply challenges in the third quarter of 2024 due to ongoing and intensified geopolitical disruption in the middle east impacting shipping lanes, deliveries of materials and component parts, impacting production lead times that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which we expect to continue throughout the rest of 2024. We continue to mitigate such pressures, where possible, through price increases and margin management.

Global economic conditions. General global economic downturns and macroeconomic trends, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, and economic slowdowns, have resulted and may continue to result in unfavorable conditions that negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2024. While inflation rates in the U.S., as well as in other countries in which we operate, are showing signs of moderation, the impact of such successive increases on cost structures remains, affecting governments, corporations and small businesses alike. Our customers have also been affected by higher inflation and higher interest rates, impacting their ability to secure third party financing or causing many of them to delay capital purchases due to high interest rates. As noted above, the Federal Reserve in the U.S. and other central banks in various countries have commenced a cycle of interest rate reductions in response to concerns about inflation and stagnant growth.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. While the continued post-pandemic recovery remains challenging due to the coexistence of high inflation and high interest rates, we continue to evaluate our direct operations, particularly those outside of North America.

Accounts receivable collections. We remain fully focused on our revised credit screening practices and thereby reducing bad debt expenses. As of September 30, 2024, our allowance for expected credit losses stands at $4.2 million, which represents 12.2% of the gross outstanding accounts receivable as of that date. This represents a decrease of $3.2 million or 43% from our December 31, 2023 allowance for expected credit losses balance of $7.4 million.

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

Basis of Presentation

Revenues

We generate revenue from (1) sales of systems through our internal financing programs, traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS kits, Viva tips, other consumables, marketing supplies, and (3) service revenue from our extended warranty service contracts provided to existing customers.

System Revenue

For the three and nine months ended September 30, 2024, approximately 23% and 28%, respectively, of our total system revenues were derived from our internal financing programs (Venus Prime and our legacy subscription model). For the three and nine months ended September 30, 2023, approximately 31% and 30%, respectively, of our total system revenues were derived from our internal financing programs. Lease program revenues in the first nine months of 2024 have declined compared to the same period in 2023, which is in line with our strategy to prioritize cash deals over internal financing program deals in order to improve cash generation and preserve liquidity. Our internal financing programs are designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. For accounting purposes, our internal financing programs are considered to be sales-type finance leases, where the present value of all cash flows to be received under the agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three and nine months ended September 30, 2024, approximately 61% and 59%, respectively, of our total system revenues were derived from traditional sales. For the three and nine months ended September 30, 2023, approximately 61% and 61%, respectively, of our total system revenues were derived from traditional sales. We continue to focus on traditional sales in line with our strategy to prioritize cash deals over internal lease program deals in order to improve cash generation and preserve liquidity.

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

For the three and nine months ended September 30, 2024, approximately 16% and 13%, respectively, of our total system revenues were derived from distributor sales. For the three and nine months ended September 30, 2023, approximately 8% and 9% of our total system revenues were derived from distributor sales. The increase in distributor sales as a percentage of total system revenues is in line with the Company's focus of driving international growth through strong distributor partnerships. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, and are accounted for using the sell-in method.

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

Finance Expenses

Finance expenses consist of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 8.35% for the MSLP Loan (now owned by Madryn), 13.97% for the Madryn Notes, and 13.60% for the 2024 Notes as of September 30, 2024 and 8.71% for the MSLP Loan and 14.03% for the Notes as of December 31, 2023 .

Foreign Exchange Loss

Foreign currency exchange loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Loss on Debt Extinguishment

Loss on Debt Extinguishment is due to the May 2024 exchange of $52.1 million in aggregate principal amount outstanding under the MSLP Loan Agreement for $17.1 million in aggregate principal of New Secured Notes and 576,986 shares of Series Y Convertible Preferred Stock. As part of the May 2024 extinguishment of principal, the Company recognized a $10.9 million non-cash loss. Additionally, in September 2024 the Company exchanged $15.0 million in aggregate principal of New Secured Notes for 203,583 shares of Series Y Convertible Preferred Stock. As part of the September 2024 extinguishment of principal, the Company recognized a $0.5 million non-cash loss.

Income Tax (Benefit) Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription contract is reported and tax affected. This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer. Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Income tax (benefit) expense is recognized based on the actual taxable income or loss incurred during the three and nine months ended September 30, 2024.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Statements of Loss:	(dollars in thousands)		(dollars in thousands)
Revenues:
Leases	$2,684	$4,368	$10,732	$14,440
Products and services	12,323	13,248	38,336	43,782
Total revenue	15,007	17,616	49,068	58,222
Cost of goods sold:
Leases	651	1,183	2,538	3,633
Products and services	4,435	4,248	13,113	14,485
	5,086	5,431	15,651	18,118
Gross profit	9,921	12,185	33,417	40,104
Operating expenses:
Selling and marketing	6,654	6,907	21,076	23,319
General and administrative	8,732	10,115	27,640	30,933
Research and development	1,692	1,925	5,214	6,527
Total operating expenses	17,078	18,947	53,930	60,779
Loss from operations	(7,157)	(6,762)	(20,513)	(20,675)
Other expenses:
Foreign exchange loss	57	909	1,155	379
Finance expenses	1,665	1,605	5,785	4,666
Loss on disposal of subsidiaries	—	1	—	77
Loss on debt extinguishment	454	—	11,355	—
Loss before income taxes	(9,333)	(9,277)	(38,808)	(25,797)
Income tax (benefit) expense	(31)	(321)	147	103
Net loss	$(9,302)	$(8,956)	$(38,955)	$(25,900)
Net loss attributable to stockholders of the Company	(9,286)	(9,068)	(39,031)	(26,134)
Net (loss) income attributable to non-controlling interest	(16)	112	76	234
As a % of revenue:
Revenues	100%	100%	100%	100%
Cost of goods sold	33.9	30.8	31.9	31.1
Gross profit	66.1	69.2	68.1	68.9
Operating expenses:
Selling and marketing	44.3	39.2	43.0	40.1
General and administrative	58.2	57.4	56.3	53.1
Research and development	11.3	10.9	10.6	11.2
Total operating expenses	113.8	107.6	109.9	104.4
Loss from operations	(47.7)	(38.4)	(41.8)	(35.5)
Foreign exchange loss	0.4	5.2	2.4	0.7
Finance expenses	11.1	9.1	11.8	8.0
Loss on disposal of subsidiaries	—	0.0	—	0.1
Loss on debt extinguishment	3.0	—	23.1	—
Loss before income taxes	(62.2)	(52.7)	(79.1)	(44.3)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenues by region:
United States	$8,548	$11,167	$27,902	$31,665
International	6,459	6,449	21,166	26,557
Total revenue	$15,007	$17,616	$49,068	$58,222

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenues by product:
Venus Prime / Subscription—Systems	$2,684	$4,368	$10,732	$14,440
Products—Systems	8,898	9,834	28,020	33,212
Products—Other (1)	2,741	2,487	7,945	8,019
Services	684	927	2,371	2,551
Total revenue	$15,007	$17,616	$49,068	$58,222

(1)	Products-Other include ARTAS procedure kits, Viva tips, Glide and other consumables.

Comparison of the three months ended September 30, 2024 and 2023

Revenues

	Three Months Ended September 30,
	2024		2023		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Venus Prime / Subscription—Systems	$2,684	17.9	$4,368	24.8	$(1,684)	(38.6)
Products—Systems	8,898	59.3	9,834	55.8	(936)	(9.5)
Products—Other	2,741	18.3	2,487	14.1	254	10.2
Services	684	4.5	927	5.3	(243)	(26.2)
Total	$15,007	100.0	$17,616	100.0	$(2,609)	(14.8)

Total revenue decreased by $2.6 million, or 14.8%, to $15.0 million for the three months ended September 30, 2024 from $17.6 million for the three months ended September 30, 2023. The decrease in revenue is primarily attributed to the effects of tighter third-party lending practices which negatively impacted capital equipment sales in the U.S. and an acceleration in exiting unprofitable direct markets, partially offset by an improvement in third party international distributor revenues. Despite the challenging credit environment in the U.S. market our focus on quality of revenue continues to have a positive effect on our cash burn rate. Our cash used in operations in the first nine months of 2024 was 40% less than the same period in 2023.

We sold an aggregate of 253 systems in the three months ended September 30, 2024 compared to 254 systems in the three months ended September 30, 2023. Despite comparable system unit sales, revenues for the third quarter of 2024 were below 2023 revenues for the same period due to a strong recovery in international distributor sales during the quarter, which are sold at lower average selling prices. The percentage of systems revenue derived from our internal lease programs was approximately 23% and 31% during the three months ended September 30, 2024 and 2023, respectively. The decrease in systems revenues percentage is in line with our strategy to prioritize cash deals over internal financing program deals in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our internal lease programs was approximately 24% and 30% during the three months ended September 30, 2024 and 2023, respectively. The Company remains steadfast in ensuring that its in-house financing program accepts only qualified customers in order to minimize future credit losses, often at the expense of topline revenue.

Other product revenue was $2.7 million in the three months ended September 30, 2024 which remained essentially flat compared to product revenue in the three months ended September 30, 2023.

Services revenue was $0.7 million in the three months ended September 30, 2024,compared to $0.9 million in the three months ended September 30, 2023. The decrease is primarily due to the over all decline in device sales.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $0.3 million, or 6.3%, to $5.1 million in the three months ended September 30, 2024, compared to $5.4 million in the three months ended September 30, 2023. Gross profit decreased by $2.3 million, or 18.6%, to $9.9 million in the three months ended September 30, 2024, compared to $12.2 million in the three months ended September 30, 2023. The decrease in gross profit is primarily due to the effects of tighter third party lending practices which negatively impacted capital equipment sales in the U.S., and a decrease in revenue in our international markets driven by the accelerated exit from unprofitable direct markets, partially offset by an improvement in third party international distributor revenues. Gross margin was 66.1% of revenue in the three months ended September 30, 2024, compared to 69.2% of revenue in the three months ended September 30, 2023. The decrease in gross margin is attributable to a decrease in U.S. revenues, partially offset by an improvement in international distributor revenues. Our margins on distributor revenues are slightly less than margins in our direct markets.

Operating expenses

	Three Months Ended September 30,
	2024		2023		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$6,654	44.3	$6,907	39.2	$(253)	(3.7)
General and administrative	8,732	58.2	10,115	57.4	(1,383)	(13.7)
Research and development	1,692	11.3	1,925	10.9	(233)	(12.1)
Total operating expenses	$17,078	113.8	$18,947	107.6	$(1,869)	(9.9)

Selling and Marketing

Selling and marketing expenses decreased by $0.3 million or 3.7% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease is largely due to lower revenues and reduced activities as we exited unprofitable direct markets, and the effects of tighter third party lending practices which negatively impacted capital equipment sales in the U.S. As a percentage of total revenues, our selling and marketing expenses increased by 5.1, from 39.2% in the three months ended September 30, 2023 to 44.3% in the three months ended September 30, 2024. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $1.4 million or 13.7% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to reduced bad debt expense and savings from exiting certain unprofitable direct markets, lower restructuring costs, partially offset by inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 0.8%, from 57.4% in the three months ended September 30, 2023, to 58.2% in the three months ended September 30, 2024, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $0.2 million or 12.1% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. We experienced cost savings through the consolidation of activities between our Israel and United States sites, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses increased by 0.4%, from 10.9% in the three months ended September 30, 2023, to 11.3% in the three months ended September 30, 2024.

Foreign Exchange Loss

We had $0.1 million of foreign exchange loss in the three months ended September 30, 2024 and foreign exchange loss of $0.9 million in the three months ended September 30, 2023. It decreased by $0.9 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses remained steady at $1.7 million for the three months ended September 30, 2024, compared to $1.6 million in the three months ended September 30, 2023.

Income Tax (Benefit) Expense

We had an income tax benefit of $0.03 million in the three months ended September 30, 2024 compared to a $0.3 million income tax benefit in the three months ended September 30, 2023. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2024, we had changes in timing of deductible expenses and tax accrual reversals in specific judications, which resulted in $.03 million of income tax benefit.

Comparison of the nine months ended September 30, 2024 and 2023

Revenues

	Nine Months Ended September 30,
	2024		2023		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Venus Prime / Subscription—Systems	$10,732	21.9	$14,440	24.8	$(3,708)	(25.7)
Products—Systems	28,020	57.1	33,212	57.0	(5,192)	(15.6)
Products—Other	7,945	16.2	8,019	13.8	(74)	(0.9)
Services	2,371	4.8	2,551	4.4	(180)	(7.1)
Total	$49,068	100.0	$58,222	100.0	$(9,154)	(15.7)

Total revenue decreased by $9.2 million, or 15.7%, to $49.1 million for the nine months ended September 30, 2024 from $58.2 million for the nine months ended September 30, 2023. The decrease in revenue is primarily attributed to an acceleration in exiting unprofitable direct markets, and an initiative to reduce our reliance on system sales sold under our lease programs, and the effects of tighter third party lending practices which negatively impacted capital equipment sales in both U.S. and international. These initiatives are designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates. Despite the reduction in systems sales sold under our lease programs, our cash used in operations decreased by $4.8 million, or 40% versus the nine months ended September 30, 2023.

We sold an aggregate of 790 systems in the nine months ended September 30, 2024 compared to 909 systems in the nine months ended September 30, 2023. The percentage of systems revenue derived from our internal lease programs was approximately 28% and 24% during the nine months ended September 30, 2024 and 2023. The relative increase in lease revenues is attributable to softness in traditional sales primarily due to tighter third party lending practices that had a greater negative impact on our more expensive ARTAS device sales during this period. We remain committed to limiting lease revenues to approximately 30% of total systems revenues, in line with our strategy to prioritize cash deals in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our lease programs was approximately 30% and 24% during the nine months ended September 30, 2024 and 2023, respectively.

Other product revenue decreased by $0.1 million, or 0.9%, to $7.9 million in the nine months ended September 30, 2024 compared to $8.0 million in the nine months ended September 30, 2023. This reduction is in line with the overall revenue decline during the period.

Services revenue decreased by $0.2 million, or 7.1%, to $2.4 million in the nine months ended September 30, 2024, compared to $2.6 million in the nine months ended September 30, 2023. The decrease was in line with the overall revenue decline during the period.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $2.4 million, or 13.3%, to $15.7 million in the nine months ended September 30, 2024, compared to $18.1 million in the nine months ended September 30, 2023. Gross profit decreased by $6.7 million, or 16.7%, to $33.4 million in the nine months ended September 30, 2024, compared to $40.1 million in the nine months ended September 30, 2023. The decrease in gross profit is primarily due to a decrease in revenue in our international markets driven by the accelerated exit from unprofitable direct markets as discussed above and the effects of tighter third party lending practices which negatively impacted capital equipment sales in both the U.S. and international markets, partially offset by an improvement in international distributor revenues during the period. Gross margin was 68.1% of revenue in the nine months ended September 30, 2024, compared to 68.9% of revenue in the nine months ended September 30, 2023. The modest decrease is primarily due to an improvement in international distributor revenues during the period, consistent with our strategy to exit certain unprofitable direct markets.

Operating expenses

	Nine Months Ended September 30,
	2024		2023		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$21,076	43.0	$23,319	40.1	$(2,243)	(9.6)
General and administrative	27,640	56.3	30,933	53.1	(3,293)	(10.6)
Research and development	5,214	10.6	6,527	11.2	(1,313)	(20.1)
Total operating expenses	$53,930	109.9	$60,779	104.4	$(6,849)	(11.3)

Selling and Marketing

Selling and marketing expenses decreased by $2.2 million or 9.6% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease is largely due to lower revenues and reduced activities as we exited unprofitable direct markets, and the effects of tighter third party lending practices which negatively impacted capital equipment sales in both the U.S. and international. As a percentage of total revenues, our selling and marketing expenses increased by 2.9%, from 40.1% in the nine months ended September 30, 2023 to 43% in the nine months ended September 30, 2024. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $3.3 million or 10.6% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to reduced bad debt expense, savings from exiting certain unprofitable direct markets, lower restructuring costs, partially offset by inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 3.2%, from 53.1% in the nine months ended September 30, 2023, to 56.3% in the nine months ended September 30, 2024, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $1.3 million or 20.1% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. We experienced significant cost savings through the consolidation of activities between our Israel and United States sites, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses decreased by 0.6%, from 11.2% in the nine months ended September 30, 2023, to 10.6% in the nine months ended September 30, 2024.

Foreign Exchange Loss

We had $1.2 million of foreign exchange loss in the nine months ended September 30, 2024 and foreign exchange loss of $0.4 million in the nine months ended September 30, 2023 a variance of $0.8 million year over year. Changes in foreign exchange are driven mainly by the effects of foreign exchange on accounts receivable balances denominated in currencies other than the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses increased by $1.1 million or 23.4%, to $5.8 million in the nine months ended September 30, 2024, compared to $4.7 million in the nine months ended September 30, 2023, mostly due to an increase in SOFR rates under Madryn New Secured Notes (formerly “MSLP Loan Agreement”) and expense associated with unamortized issuance costs under the MSLP Loan agreement.

Income Tax (Benefit) Expense

We had an income tax expense of $0.1 million in the nine months ended September 30, 2024 compared to a $0.1 million income tax expense in the nine months ended September 30, 2023. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2024, we had changes in timing of deductible expenses and taxable income in specific judications, which resulted in $0.1 million of income tax expense.

Liquidity and Capital Resources

We had $4.5 million and $5.4 million of cash and cash equivalents as of September 30, 2024, and December 31, 2023, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $34.6 million as of September 30, 2024, including the MSLP Loan of $2.7 million, convertible notes of $26.2 million, and a note payable (bridge financing) of $4.4 million compared to total debt obligations of approximately $74.9 million as of December 31, 2023. Cash used in operating activities during the nine months ended September 30, 2024 was $7.3 million, representing a 39.9% reduction compared to the nine months ended September 30, 2023. Working capital is primarily impacted by the ratio of our internal lease program sales (Venus Prime sales and legacy subscription-based sales) to traditional cash sales. Our recent shift to prioritize traditional cash sales over internal lease program sales is designed to improve liquidity and reduce working capital requirements over time. Our expanding product portfolio may require higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of lease program revenue to traditional sales revenue at a ratio of approximately 32:68 in the nine months ended September 30, 2024, compared to 33:67 in the nine months ended September 30, 2023. We expect the ratio of lease program sales to traditional sales in 2024 and beyond to approximate a 30:70 split. We expect inventory to remain relatively flat in the short term but increase at a lower rate than the rate of revenue growth over the longer term.

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

Main Street Priority Lending Program Term Loan

On December 8, 2020, we executed the MSLP Loan Agreement, MSLP Note, and related documents for a loan in the aggregate amount of $50.0 million for which CNB will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act. On October 4, 2023, the Company, Venus USA, Venus Canada, and Venus Ltd. entered into the MSLP Loan Modification, which modified certain terms of the MSLP Loan Agreement. On April 23, 2024, the MSLP Loan was purchased by Madryn for an undisclosed amount from CNB with the consent of the Company. On May 24, 2024, the Lenders agreed to exchange $52.1 million in aggregate principal amount outstanding for $17.1 million in aggregate principal amount of new secured notes and 576,986 shares of newly-created Series Y Convertible Preferred Stock. On September 26, 2024, the Lenders agreed to another exchange of $17.7 million in aggregate principal amount outstanding for $2.7 million in aggregate principal of remaining secured notes and 203,583 shares of Series Y Convertible Preferred Stock. From June 21, 2024 through September 26, 2024, the Company entered into multiple Amendment and Consent Agreements with Madryn to, among other things, modify interest payments to be payable-in-kind, grant relief from the Minimum Deposit Relationship obligations and minimum liquidity requirements, and delete the net loss covenant. See Note 11 "Madryn Debt and Convertible Notes" to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into the Loan and Security Agreement, by and among the Bridge Borrower, the 2024 Guarantors, the 2024 Lenders and Madryn Health Partners, LP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders have agreed to provide the Bridge Borrower with Bridge Financing in the form of a term loan in the original principal amount of $2.2 million and one or more delayed draw term loans of up to an additional principal amount of $2.8 million. On September 26, 2024, there were two additional drawdowns totaling $2 million under the Seventh Bridge Loan Amendment Agreement, and the Company and Lenders agreed to, among other things, extend the maturity date to October 31, 2024 and increase the delayed draw amount from $2.8 million to $3 million. The transaction is discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.05 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Through December 31, 2023 we issued an additional 0.78 million shares of common stock to Lincoln Park at an average price of $3.97 per share, for a total proceeds value of $3.1 million since entering into the Purchase Agreement. During the nine months ended September 30, 2024, the Company issued an additional 8,333 shares of common stock to Lincoln Park at an average price of $1.16 per share, for a total value of $10. For additional information regarding the 2022 LPC Purchase Agreement, see Note 15 “Stockholders' Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Capital Resources

As of September 30, 2024, we had capital resources consisting of cash and cash equivalents of $4.5 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(7,259)	$(12,085)
Cash used in investing activities	(43)	(89)
Cash provided by financing activities	6,395	5,531
Net decrease in cash and cash equivalents	$(907)	$(6,643)

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, cash used in operating activities consisted of a net loss of $39.0 million, partially offset by decreases in net operating assets of $10.9 million and non-cash operating expenses of $20.8 million. The use of cash in net operating assets was attributable to a decrease in accrued expenses and other current liabilities of $1.6 million, a decrease in trade payables of $1.6 million, a decrease in unearned interest income of $0.8 million, and a decrease in long-term operating lease liabilities of $0.8 million. These were offset by a decrease in accounts receivable of $9.9 million, a decrease in inventories of $3.2 million, a decrease in advances to suppliers of $1.1 million, a decrease in other current assets of $0.7 million, and a decrease in operating right-of-use assets of $0.9 million. The non-cash operating expenses consisted of provision for expected credit losses of $0.9 million, a loss on extinguishment of debt of 11.4 million, depreciation and amortization of $2.9 million, stock-based compensation expense of $0.8 million, provision for inventory obsolescence of $1.0 million, and finance expenses and accretion of $4.2 million.

For the nine months ended September 30, 2023, cash used in operating activities consisted of a net loss of $25.9 million, partially offset by decreases in net operating assets of $6.1 million and non-cash operating expenses of $7.7 million. The increase of cash from net operating assets was attributable to a decrease in accrued expenses and other current liabilities of $4.5 million, a decrease in unearned interest income of $1.0 million, a decrease in long-term operating lease liabilities of $1.0 million, and a decrease in trade payables of $0.9 million. These were offset by a decrease in accounts receivable of $11.1 million, a decrease in operating right-of-use assets, net of $1.2 million, and a decrease in other current assets of $1.3 million. The non-cash operating expenses consisted of provision for expected credit losses of $1.3 million, depreciation and amortization of $3.0 million, finance expenses and accretion of $1.3 million, stock-based compensation expense of $1.2 million, and provision for inventory obsolescence of $0.8 million.

Cash Flows from Investing Activities

In the nine months ended September 30, 2024, cash used in investing activities consisted of $0.04 million for the purchase of property and equipment.

In the nine months ended September 30, 2023, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the nine months ended September 30, 2024, cash used in financing activities primarily consisted of net proceeds from the 2024 Registered Direct Offering of shares and warrants of $1.0 million, net proceeds from the 2024 Convertible Notes issued to EW of $1.6 million, and proceeds from the short-term bridge financing by Madryn of $3.9 million.

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

As of September 30, 2024, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $11.7 million. In addition, as of September 30, 2024, we had $2.3 million of open purchase orders that can be cancelled with 270 days’ notice.

The following table summarizes our contractual obligations as of September 30, 2024, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations, including interest	$5,341	$36,077	$—	$—	$41,418
Operating leases	1,407	1,788	204	340	3,739
Purchase commitments	11,719	—	—	—	11,719
Total contractual obligations	$18,467	$37,865	$204	$340	$56,876

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

Long-term receivables

Long-term receivables relate to our internal lease programs revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for expected credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% and 10% for the nine months ended September 30, 2024 and 8% and 10% for the nine months ended September 30, 2023. Unearned interest revenue represents the interest only portion of the respective lease program payments and will be recognized in income over the respective payment term as it is earned.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2024, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm because the Company is not an "accelerated filer" or a "large accelerated filer."

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2024, the Company was not a party to any material active or pending legal proceedings.

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

Conditions in the Middle East, including the October 2023 attack by Hamas and other terrorist organizations on Israel and Israel’s war against them, may adversely affect our operations and limit our ability to manage and market our products, which could lead to a decrease in revenues.

Certain of our operations are conducted in Israel and a number of our employees, contract manufacturers and consultants, including employees of our service providers, are located in Israel. As such, our business and operations may be directly affected by economic, political, geopolitical and military conditions affecting Israel.

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, these terrorists launched extensive rocket attacks on the Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas. The intensity, duration and impact of Israel’s current war against Hamas and the corresponding geopolitical instability in the region is difficult to predict, as are the war’s economic implications on the Company’s business and operations.

Additionally, political uprisings, social unrest and violence in various other countries in the Middle East, including Israel’s neighboring countries Syria, Lebanon, Egypt and Jordan, are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and certain countries and have raised concerns regarding security in the region and the potential for armed conflict. Iran is also believed to have a strong influence over various proxy militias across the Middle East, and among the Syrian government, Hamas and Hezbollah, in addition to its readiness to engage in conflict with Israel directly. These situations may potentially escalate in the future into more violent events which may affect Israel and us. These situations, including conflicts which involved missile strikes against civilian and military targets in various parts of Israel may negatively impact the Company’s operations in Israel.

In recent months, we have seen the level of conflict in the region escalate. Our facilities are within the range of rockets that have been launched from surrounding territories, though none of our operations or those of our manufacturers have been impacted to date. In the event that our facilities in Israel, or the facilities of our vendors in Israel, are damaged as a result of the hostilities or hostilities otherwise disrupt the ongoing operation of our facilities, our ability to deliver products to customers in a timely manner to meet our contractual obligations with customers and vendors could be materially and adversely affected. Any losses or damages incurred by us could have a material adverse effect on our business.

Our insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East or for any resulting disruption in our operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot be assured that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred and the government may cease providing such coverage or the coverage might not suffice to cover potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

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

For the nine months ended September 30, 2024 and 2023, approximately 28% of our total system revenues were derived from our internal lease programs (Venus Prime and our legacy subscription-based model). Under our internal lease programs, we collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the Venus Prime or subscription agreement is recognized as revenue upon shipment of the system to the customer. We cannot provide any assurance that the financial position of customers purchasing products and services under a Venus Prime or subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under our internal lease programs (Venus Prime or our legacy subscription-based model), we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

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

Minimum Stockholder Equity Requirement

On May 31, 2023, we received a notice (the “Notice”) from Nasdaq stating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2023 was below the minimum $2,500,000 required for continued listing under Nasdaq Listing Rule 5550(b)(1) (“Minimum Equity Requirement”).

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

Minimum Bid Price Requirement

On April 11, 2024, the Company received a notice from Nasdaq stating that for 32 consecutive business days the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required for continued listing under Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until the Initial Compliance Date, to regain compliance with the Minimum Bid Price Requirement. The Company did not regain compliance with the Bid Price Requirement by the Initial Compliance Date.

On October 17, 2024, Nasdaq notified the Company that it is eligible for an additional 180 calendar day period, or until the Extended Compliance Date, to regain compliance with the Bid Price Requirement. If, at any time before the Extended Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it complies with the Bid Price Requirement, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If the Company does not regain compliance with the Bid Price Requirement by the Extended Compliance Date, the Staff will provide written notification to the Company that its common stock will be delisted. At that time, the Company may appeal the Staff’s delisting determination to the Panel. The Company expects that its common stock would remain listed on the Nasdaq Capital Market pending the Panel’s decision. There can be no assurance that, if the Company does appeal a delisting determination to the Panel, such appeal would be successful

If our common stock ultimately is delisted for failure to comply with either the Minimum Equity Requirement or Minimum Bid Price Requirement, our shareholders could face significant adverse consequences, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as otherwise disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on September 27, 2024 there were no unregistered securities issued and sold during the three months ended September 30, 2024.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc.	8-K	5-11-23	3.1

3.4	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock.	8-K	6-26-23	3.1

3.5	Certificate of Designations of Series X Convertible Preferred Stock.	8-K	10-5-23	3.1

3.6	Certificate of Designations of Series Y Convertible Preferred Stock	8-K	5-28-24	3.1

3.7	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

3.8	Amendment to Certificate of Designations of Series Y Convertible Preferred Stock	8-K	9-27-24	3.1

4.1	Form of Investor Warrant	8-K	2-27-24	4.1

4.2	Form of Placement Agent Warrant	8-K	2-27-24	4.2

10.1	Loan Amendment and Consent Agreement, dated July 8, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-12-24	10.1

10.2	Fourth Amendment to Bridge Loan Agreement, dated July 8, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-12-24	10.2

10.3	Consent Agreement, dated July 29, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-1-24	10.1

10.4	Fifth Amendment to Bridge Loan Agreement, dated July 29, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-1-24	10.2

10.5	Sixth Amendment to Bridge Loan Agreement, dated August 30, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-5-24	10.2

10.6	Consent Agreement, dated August 30, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-5-24	10.1

10.7	Seventh Amendment to Bridge Loan Agreement, dated September 26, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-27-24	10.5

10.8	Exchange Agreement, dated September 26, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-27-24	10.1

10.9	Amended and Restated Registration Rights Agreement, dated September 26, 2024, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-27-24	10.3

10.10	Form of Promissory Note, dated September 26, 2024, of Venus Concept USA Inc.	8-K	9-27-24	10.2

10.11	Third Loan Amendment, First Subordination Agreement Amendment and Consent Agreement, dated September 26, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-27-24	10.4

10.12	Form of Extension Letter (Transaction Completion Bonus Award)	8-K	9-30-24	10.1

10.13	Consent Agreement, dated October 31, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	11-4-24	10.1

10.14	Eighth Amendment to Bridge Loan Agreement, dated October 31, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	11-4-24	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

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

Venus Concept Inc.

Date: November 13, 2024	By:	/s/ Rajiv De Silva
Rajiv De Silva
Chief Executive Officer

Date: November 13, 2024	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer