Form 10-K
period 2024-12-31
Venus Concept Inc.
filed 2025-03-31
CIK 1409269

uTable of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of Registrant’s common stock, par value $0.0001, held by non-affiliates of the Registrant was $3,411,271 based upon the closing price of $8.613 per share as reported for such date by the Nasdaq Capital Market. Shares of the Registrant's common stock held by executive officers and directors of the Registrant and by certain stockholders who owned 10% or more of the outstanding common stock have been excluded if such persons were deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 26, 2025 was 709,130.

i

SAFE HARBOR STATEMENT AND RISK FACTOR SUMMARY

Safe Harbor Statement

This Annual Report on Form 10-K (the "Annual Report") for the year ended December 31, 2024 contains “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify these statements by words such as such as “anticipates,” “believes,” “plans,” “expects,” “projects,” “future,” “intends,” “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “guidance,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management's beliefs and assumptions and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate.

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

•	Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern.

•	Global supply chain disruption and inflation may have a material adverse effect on the Company's business, financial condition, and results of operations.

•	Our loan and security agreements contain restrictions that may limit our flexibility to effectively operate our business.

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

Overview

Venus Concept Inc. (referred to herein, together with its subsidiaries unless the context otherwise denotes, as the “Company,” “Venus Concept,” “us,” “our,” or “we”) is an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family medicine and general practitioners and aesthetic medical spas. In the years ended December 31, 2024 and 2023, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets.

We have had recurring net operating losses and negative cash flows from operations. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of $308.9 million and $261.9 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of December 31, 2024 and December 31, 2023, we had cash and cash equivalents of $4.3 million and $5.4 million, respectively.

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, global tariff threats, foreign currency impacts, declines in consumer confidence, increasing tariff threats, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted.

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

We generate revenue from traditional system sales and from sales under our internal financing programs, which are available to customers in North America and select international markets. Approximately 26% of our aesthetic system revenues were derived from our internal financing programs in the year ended December 31, 2024. We currently do not offer the ARTAS iX system under our internal financing programs.

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

As of December 31, 2024, we operated directly in 12 international markets through our 10 direct offices in the United States, Canada, Japan, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the year ended December 31, 2024, and 2023 were $64.8 million and $76.4 million, respectively. We had a net loss attributable to Venus Concept of $47.0 million and $37.2 million for the year ended December 31, 2024, and 2023, respectively. We had an Adjusted EBITDA loss of $21.2 million and $20.3 million for the year ended December 31, 2024, and 2023, respectively.

Market Overview

Aesthetic Procedures

The market for aesthetic procedures is large, growing, global in scale, and comprised of both surgical and non-surgical procedures. The International Society of Aesthetic Plastic Surgery reported approximately 35 million cosmetic procedures worldwide in 2023. Total cosmetic procedures worldwide in 2023 was comprised of approximately 15.8 million surgical cosmetic procedures and approximately 19.2 million non-surgical cosmetic procedures. Total non-surgical procedures worldwide in 2023 included approximately 14.8 million injectable procedures – primarily neurotoxin and hyaluronic acid fillers – with the remaining 4.4 million non-surgical, non-injectable procedures worldwide in 2023 representing annual addressable procedure opportunity for our minimally invasive and non-invasive medical aesthetic technologies.

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

Our Aesthetic Technology Solutions

We have designed a suite of medical aesthetic systems that use our proprietary multipolar pulsed technology (“(MP)2”) technology to address the limitations of existing medical aesthetic technologies and procedures. Our systems have the following characteristics:

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

•

Technology enables products to be designed for affordability. Our technology enables us to focus on designing and manufacturing products at an affordable cost. We offer our products at competitive prices without sacrificing quality, while maintaining our margin objectives. Our competitive prices and internal lease model also allow our customers the ability to offer more affordable treatment options to patients.

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

Competitive Advantages for Our Customers in the Aesthetic Market

•

Return on investment. By spreading payments over a 36-month period, our internal financing programs are designed to help our customers achieve positive cash-flow from their investment in our systems, thus reducing a portion of implementation risk and concerns associated with large initial capital outlays.

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

Surgical Procedures

Surgical procedures to address hair loss, specifically follicular unit transplantation (“FUT Strip Surgery”) and FUE, continue to evolve and become more popular. FUE is significantly less invasive than FUT Strip Surgery, which requires the physician to surgically remove a large strip of the patient’s scalp and implant individual hair follicles from the strip into the patient’s scalp. This procedure results in a linear scar at the donor area. In a FUE procedure, the physician or technician removes individual hair follicles from the patient’s scalp without removing a strip of tissue. Because a strip of the patient’s scalp is not removed, a FUE procedure avoids a long linear scar and reduces the post-operative pain and numbness associated with strip surgery. FUE can be performed with manual hand-held punches ("Manual FUE"), automated hand-held devices (e.g., NeoGraft) or robotically with the ARTAS System.

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

Electrical Muscle Stimulation (EMS)

Electrical Muscular Stimulation (“EMS”) employs electrical pulses of predetermined frequencies, durations, and intensities for elicitation of healthy muscle contraction. EMS employs its cycled stimuli of muscles’ warm up contraction/relaxation of the treated area via two electrodes. We have incorporated EMS technology into Bliss Max and our upcoming Venus Nova device to create comprehensive multi-treatment body solutions.

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

ARTAS iX2

We are working on the next generation ARTAS Hair Restoration system. The iX2 will simulate human hand motion for extracting hair follicles by changing the punch trajectory while in motion with the articulated mechanism and utilizing oscillation along with rotation to improve the ability to capture the entire follicle and reduce transection. The system will also allow the use of Off-The-Shelf punches to allow the physician more flexibility in using punches with which they are familiar.

Venus Nova

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

Direct sales force

In the United States and select international markets, we use our direct sales force to sell our systems and other products and services. As of December 31, 2024, we had a direct sales and marketing team of approximately 86 employees, managed by one Executive Vice President, Global Sales and Marketing, three Vice Presidents of Sales for various international markets and one Vice President of Global Marketing and Product Management. We plan to continue to focus our direct sales efforts in the North America market and continue to evaluate and optimize our use of direct and distributor resources in our international markets.

Distributors

In countries where we do not operate directly, we sell our products through distributors. As of December 31, 2024, we had distribution agreements in over 40 countries. We enter into both exclusive and non-exclusive distribution agreements, which generally provide the distributor with a right to distribute certain of our products within a designated territory. Each agreement sets forth certain minimum quarterly purchase commitments and if the distributor fails to meet its minimum purchase commitments, we have the ability to either convert any exclusive distribution rights to non-exclusive rights during the then-remaining term or terminate the agreement. To provide more comprehensive customer support, these agreements require our distributors to provide after sales service to customers, such as training and technical support, and various marketing activities, such as preparing and executing marketing plans and working with key market leaders in the designated territory to promote the product.

Marketing and Branding Programs

We are focused on, and invest heavily in, direct-to-consumer marketing initiatives to increase awareness of our products and services. We believe our marketing activities are both cost effective and critical in supporting the continued growth and development of our business. As of December 31, 2024, we had a Vice President of Global Marketing and Product Management, with regional marketing support in select countries. We have an internal team of digital marketing, brand, marketing operations and events specialists that support North America and our regional markets.

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

We maintain a technical and clinical support team to field inquiries, troubleshoot product issues, facilitate sales activities and support the commercial activities of our direct offices and international distributors. In the event that an issue arises, our technical support personnel will work with our customers to determine if a technical issue may be resolved over the telephone or requires a service visit. In markets where we do not have our own service engineers, the service and support of our products is managed by our independent distributors. In order to maximize customer “up time,” we proactively deploy replacement systems, modules, and components to strategic hubs worldwide.

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

Intellectual Property

Portfolio

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2024, our patent portfolio is comprised of:

•

16 issued U.S. patents which cover our (MP)[2], fractional RF and Ai.ME, Directional Skin Tightening technology (including cellulite treatments) that are associated with six different patent families (the earliest of which will expire in 2028), 4 pending U.S. patent applications, 31 issued foreign counterpart patents, and 12 pending foreign counterpart patent applications;

•	4 issued foreign patents covering the NeoGraft system and its methods of use (the earliest of which expired in 2022); and
•

92 issued U.S. patents primarily covering the ARTAS System and methods of use (the earliest of which expire in 2025, 176 issued foreign counterpart patents, and 4 pending foreign counterpart patent applications.

As of December 31, 2024, our trademark portfolio included the following trademark registrations, pending trademark applications or common law trademark rights, among others: MP2®, Tribella®, Vero Hair®, NANOFRACTIONAL RF®, Venus Viva®, Venus Legacy®, Venus Concept®, Venus Versa®, Venus Bliss™, Venus Bliss Max™, NeoGraft®, ARTAS®, ARTAS iX®, Aesthetic Intelligence™ and AI.ME™. We continue to file new trademark applications in many countries to protect our current and future products and related slogans.

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

To the extent that our products have already been certified under the existing regulatory framework, the MDR (Regulation (EU) 2017/745) allows us to continue to market our CE-marked devices provided that the requirements of its transitional provisions are fulfilled. Under Article 120 of the MDR, certificates issued by Notified Bodies to the MDD (93/42/EEC) prior to May 25, 2017 remain valid until their indicated expiry dates. Following expiration, an agreement must be made between manufacturers and their Notified Body to extend the validity of the MDD issued EC certificates until, at the latest, 31 December 2028. This agreement involves the application of the manufacturer to full MDR certification, something which entails additional and more stringent procedural and product updates when compared to the previous MDD requirements. Among other changes, the MDR introduces annual, comprehensive post-market surveillance update reports, product-centric clinical evaluations, and use of the EUDAMED platform (which remains under development for some modules). The latest update from the European Commission estimates that EUDAMED will be "fully functional" in Q2 2027. Venus Concept has already entered into an agreement for full MDR certification of its products and quality management system with its Notified Body, GMED, and is actively working towards meeting its requirements in full.

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

Employees

As of December 31, 2024, we had a total of 292 full-time employees. Of the total number of employees, 128 were based in the United States, 69 based in Canada, 33 based in Israel, and 62 in the rest of the world. Of the total number of full-time employees as of December 31, 2024, approximately 75 were direct sales representatives and sales management.

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

For the year ended December 31, 2024 and 2023, approximately 26% and 33% of our system revenues were derived from our internal financing programs (Venus Prime and our legacy subscription-based model). Under our internal financing programs, we collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the agreement is recognized as revenue upon shipment of the system to the customer. We cannot provide any assurance that the financial position of customers purchasing products and services under our internal financing programs will not change adversely before we receive all the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under our internal financing programs, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults are material, it could negatively affect our results of operations and operating cash flows.

In addition to our internal financing programs, we generally offer credit terms of 30 to 90 days to qualified customers and distributors. In the event that there is a default by any of the customers or distributors to whom we have provided credit terms, we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults are material, it could negatively affect our future results of operations and cash flows.

We may also be adversely affected by bankruptcies or other business failures of our customers, distributors, and potential customers. A significant delay in the collection of accounts receivable or a reduction of accounts receivables collected may impact our liquidity or result in bad debt expenses.

We have initiated a review of strategic alternatives to improve our operating performance and achieve cost savings, but we may not be able to implement and/or administer these programs in the manner contemplated and these restructuring programs may not produce the desired results.

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

On January 24, 2024, the Company announced that the Board is evaluating potential strategic alternatives to maximize shareholder value. As part of the process, the Board is considering a full range of strategic alternatives, which may include one or more financings, mergers, reverse mergers, other business combinations, sales of assets, licensings or other transactions.

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

The Company has recurring net operating losses and negative cash flows from operations. As of December 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $308,899 and $261,903, respectively, though, the Company was in compliance with all required covenants as of December 31, 2024, and December 31, 2023. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the audited consolidated financial statements are issued. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

Global supply chain disruption and inflation may have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains manufacturing operations at its facilities in San Jose, California and Yokneam, Israel. We depend on third-party suppliers and manufacturers to produce components and provide raw materials used to manufacture our products. The disruptions to the global economy in 2022 which continued through 2024 impeded global supply chains and resulted in longer lead times and increased component costs and freight expenses. As a result, our suppliers or manufacturers may not have the materials, capacity, or capability to timely manufacture our products and alternative suppliers or manufacturers may not be readily available or cost efficient, which would negatively affect our results of operations. Despite the actions the Company has undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on its business, financial condition, and results of operations.

Changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs, may adversely impact costs related to the production, manufacturing and transportation of our products. Increased tariffs or the imposition of other barriers to international trade could decrease demand and have a negative effect on our revenues and operating results.

The United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. The Company derives a meaningful percentage of its revenues from outside of the US, and therefore, these developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may have a material adverse effect on the Company's business and operations

In addition, the Company and/or its contract manufacturers, source component parts used in our products from countries affected by higher tariffs. We also routinely ship our products internationally. An increase in tariffs may adversely affect our gross profit margins in the future due to higher costs of production, manufacturing and transportation of our products and/or impact our ability to sell our product in certain affected international markets.

Furthermore, compliance with export controls and implementation of additional tariffs may increase compliance costs and further affect our business and operating results.

Our loan and security agreements contain restrictions that may limit our flexibility to effectively operate our business.

Main Street Priority Lending Program Term Loan

On December 8, 2020, Venus Concept USA Inc. ("Venus USA"), a wholly-owned subsidiary of the Company, executed a loan and security agreement (the “MSLP Loan Agreement”), a promissory note (the “MSLP Note”), and related documents for a loan in the aggregate amount of $50.0 million for which City National Bank of Florida ("CNB") will serve as lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act (the “MSLP Loan”). Venus USA’s obligations under the MSLP Loan will be secured pursuant to a guaranty of payment and performance dated as of December 8, 2020 (the “Guaranty Agreement”), by and between the Company and CNB. On December 9, 2020, the MSLP Loan was funded and the transaction closed. On May 24, 2024, and again on September 26, 2024, a portion of the principal was converted into shares of Preferred Stock, however the same terms from the original agreement continued to apply to the remaining loan. For additional details of the MSLP Loan Agreement, see Note 10 “Main Street Term Loan” to our consolidated financial statements included elsewhere in this report.

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

Contemporaneously with the MSLP Loan Agreement, the Company, Venus USA, Venus Concept Canada Corp. (“Venus Canada”), Venus Concept Ltd. ("Venus Ltd."), and the Madryn Noteholders (as defined below), entered into a Securities Exchange Agreement (the “Exchange Agreement”) dated as of December 8, 2020, pursuant to which the Company (i) repaid on December 9, 2020, $42.5 million aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued, on December 9, 2020, to Madryn Health Partners (Cayman Master), LP and Madryn Health Partners, LP (the “Madryn Noteholders”) secured subordinated convertible notes in the aggregate principal amount of $26.7 million (the “Notes”). The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

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

For additional information regarding the Madryn Credit Agreement, the Exchange Agreement, the Notes and related agreements, see Note 11 “Madryn Debt and Convertible Notes” to our consolidated financial statements included elsewhere in this report.

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”), by and among Venus USA, (the “Bridge Borrower”), Venus Canada, Venus Ltd. (Venus Ltd., together with the Company and Venus Canada, the “2024 Guarantors,” and together with the Bridge Borrower, the “Bridge Financing Loan Parties”) and, each lender party thereto (collectively, the “2024 Lenders”) and Madryn Health Partners, LP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders agreed to provide the Bridge Borrower with bridge financing in the form of a term loan in the original principal amount of $2,238,000 and one or more delayed draw term loans of up to an additional principal amount of $21 million (the “Bridge Financing”).

The Loan and Security Agreement also provides that all present and future indebtedness and the obligations of the Borrower to Madryn shall be secured by a priority security interest in all real and personal property collateral of the Loan Parties.

The Loan and Security Agreement contains customary representations, warranties and affirmative and negative covenants. In addition, the Loan and Security Agreement contains customary events of default that entitle Madryn to cause the Borrower’s indebtedness under the Loan and Security Agreement to become immediately due and payable, and to exercise remedies against the Loan Parties and the collateral securing the term loan. Under the Loan and Security Agreement, an event of default will occur if, among other things, any Loan Party fails to make payments under the Loan and Security Agreement, any Loan Party breaches any of the covenants under the Loan and Security Agreement, a Change of Control (as defined in the Loan and Security Agreement) occurs, any Loan Party, or its assets, become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, a default interest rate equal to 15.0% per annum will apply to all obligations owed under the Loan and Security Agreement.

For additional information regarding the Madryn Loan and Security Agreement, see Note 11 “Madryn Debt and Convertible Notes” to our consolidated financial statements included elsewhere in this report.

EW Notes and Security Agreement

On January 18, 2024, the Company, Venus USA, Venus Canada and Venus Ltd entered into a Note Purchase and Registration Rights Agreement (the “Note Purchase Agreement”) with EW Healthcare Partners, L.P. (“EW”) and EW Healthcare Partners-A, L.P. (“EW-A,” and together with EW, the “EW Investors”). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Investors $2.0 million in aggregate principal amount of secured subordinated convertible notes (the “EW Notes”). The Notes are secured by a Guaranty and Security Agreement, dated January 18, 2024 (the “EW Security Agreement”).

Pursuant to the Security Agreement, during the continuance of an event of default under the Notes, if the Company is unable to repay all outstanding amounts under the EW Notes, the EW Investors may, subject to the terms of the CNB Subordination Agreement (as defined therein), foreclose on the collateral to collateralize such indebtedness. Any such foreclosure could significantly affect the Company’s ability to operate its business.

The Security Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants include restrictions on the Company’s ability, to incur, create or permit to exist additional indebtedness, or liens, and to make certain changes to its ownership structure, in each case without the EW Investor’s consent.

For additional information regarding the Madryn Loan and Security Agreement, see Note 13 “EW Convertible Notes” to our consolidated financial statements included elsewhere in this report.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization and other operations or efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development and sales and marketing activities. Research and development, clinical trials, product engineering, ongoing product upgrades and other enhancements, as well as seeking regulatory clearances and approvals to market future products will require substantial funds to complete. As of December 31, 2024, we had capital resources consisting of cash and cash equivalents of approximately $4.3 million. Further, in order to grow our business and increase revenues, we will need to introduce and commercialize new products, maintain an effective sales and marketing force, and implement new software systems. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the ongoing commercializing of our systems, supporting our sales and marketing efforts, and continuing research and development and product enhancements activities. We will have to increase our revenues while effectively managing our expenses in order to achieve profitability and to sustain it. Our operating expenses may fluctuate significantly in the future because of a variety of factors, many of which are outside of our control. Our failure to control expenses could make it difficult to achieve profitability or to sustain profitability in the future.

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

We are restricted by covenants in the MSLP Loan, the Loan and the Security Agreement (as defined below), the Madryn Security Agreement and the EW Convertible Note. These covenants restrict, among other things, our ability to incur additional indebtedness, which may limit our ability to obtain additional debt financing.

Because we incur a substantial portion of our expenses in currencies other than the U.S. dollar, our financial condition and results of operations may be adversely affected by currency fluctuations and inflation.

In the years ended December 31, 2024 and 2023, 69% and 65%, respectively, of our global revenues were denominated in U.S. dollars and our reporting currency was the U.S. dollar. We pay a meaningful portion of our expenses in New Israeli Shekels (“NIS”), Canadian Dollars (“CAD”), and other foreign currencies. Expenses in NIS and CAD accounted for 20% and 18%, respectively, of our expenses for the year ended December 31, 2024, and 26% and 16%, respectively, of our expenses for the year ended December 31, 2023. Salaries paid to our employees, general and administrative expenses and general sales and related expenses are paid in many different currencies. As a result, we are exposed to the currency fluctuation risks relating to the denomination of its future revenues in U.S. dollars. More specifically, if the U.S. dollar devalues against the CAD or the NIS, our CAD and NIS denominated expenses will be greater than anticipated when reported in U.S. dollars. Inflation in Israel compounds the adverse impact of such devaluation by further increasing the amount of our Israeli expenses. Israeli inflation may also in the future outweigh the positive effect of any appreciation of the U.S. dollar relative to the CAD and the NIS, if, and to the extent that, it outpaces such appreciation or precedes such appreciation. We generally do not engage in currency hedging to protect the Company from fluctuations in the exchange rates of the CAD, NIS, and other foreign currencies in relation to the U.S. dollar (and/or from inflation of such foreign currencies), and we may be exposed to material adverse effects from such movements. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the U.S. dollar or any other currency against the NIS or CAD.

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

In addition to our direct sales and marketing forces, we currently depend on third-party distributors to sell, market, and service our systems in certain markets outside of North America and to train our customers in these markets. For the years ended December 31, 2024 and 2023, we generated 13% and 8%, respectively, of our systems revenues from sales made through third-party distributors. Our agreements with third-party distributors set forth minimum quarterly purchase commitments required for each distributor and provide the distributor the right to distribute our systems within a designated territory. If we continue to expand into new markets outside of North America, we will need to engage additional third-party distributors which exposes us to a number of risks, including:

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

Sales in markets outside of the United States accounted for approximately 41% of our revenue for the year ended December 31, 2024 and 43% of our revenue for the year ended December 31, 2023. In addition, the majority of our research and development activities and the manufacture of our systems are located outside of the United States. As a result of our international business, we are subject to a number of risks, including:

•	difficulties in staffing and managing our international operations;

•	increased competition as a result of more products and procedures receiving regulatory approval or otherwise free to market in international markets;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	reduced or varied protection for intellectual property rights in some countries;

•	import and export restrictions, trade regulations, and non-U.S. tax laws;

•	changes to import and export tariffs stemming from protectionist measures;

•	fluctuations in currency exchange rates;

•	foreign certification and regulatory clearance or approval requirements;

•	customs clearance and shipping delays;

•	political, social, and economic instability abroad, terrorist attacks, and security concerns in general and uncertainties related to the coronavirus;

•	preference for locally manufactured products;

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

•	we or our contract manufacturers and suppliers may be subject to price fluctuations due to a lack of long-term supply arrangements for key components;

•	we or our contract manufacturers and suppliers may be subject to, directly and indirectly, import or export tariffs imposed under protectionist measures;

•	we or our contract manufacturers and suppliers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems;

•	we may experience delays in delivery by our contract manufacturers and suppliers due to changes in demand from us or their other customers;

•	fluctuations in demand for systems that our contract manufacturers and suppliers manufacture for others may affect their ability or willingness to deliver components to us in a timely manner;

•	our suppliers or those of our contract manufacturers may wish to discontinue supplying components or services to us for risk management reasons;

•	we may not be able to find new or alternative components or reconfigure our system and manufacturing processes in a timely manner if the necessary components become unavailable; and

•	our contract manufacturers and suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill its orders and meet our requirements.

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

We and NPI, as the case may be, rely on several sole source suppliers for certain components of the ARTAS System, reusable procedure kits, disposable procedure kits and spare procedure kits. We also rely on other suppliers for some of the components used to manufacture our other devices. These suppliers may be unwilling or unable to supply components of these systems to us or NPI reliably and at the levels we anticipate or require to meet demand for our products. For us to be successful, our suppliers must be able to provide products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. We source a number of components used in the manufacture of our systems from China and given the uncertainty with respect to the tariffs, if any, the new US Federal administration will levy on goods imported from China and other international jurisdictions, access to our existing supply chain may be become impaired, which could result in manufacturing delays and inventory shortages. If we are required to transition to new third-party suppliers for certain components of our systems or our ARTAS procedure kits, we believe that there are only a few such suppliers that can supply the necessary components. A supply interruption, price fluctuation or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our systems and NPI’s ability to manufacture our ARTAS procedure kits until new sources of supply are identified and qualified. In addition, the use of components or materials furnished by these alternative suppliers could require us to alter our operations.

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

We have obtained and maintained our existing patents, sought to diligently prosecute our existing patent applications, and sought to file patent applications and obtain additional patents and other intellectual property rights to restrict the ability of others to market products that compete with our current and future products. As of December 31, 2024, the Company’s patent portfolio was comprised of 16 issued U.S. patents, 8 pending U.S. patent applications, 31 issued foreign counterpart patents, and 12 pending foreign counterpart patent applications relating to the (MP)2, fractional RF and Ai.ME, and Directional Skin Tightening technology (including cellulite treatments), 4 issued foreign patents covering the NeoGraft system and its methods of use, and 92 issued U.S. patents, 176 issued foreign counterpart patents, and 4 pending foreign counterpart patent applications relating to the ARTAS System and methods of use. However, patents may not be issued on any pending or future patent applications we file, the claims that issue may provide limited or no coverage of its products and technologies, and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable at any time. We may choose to not apply for patent protection or may fail to apply for patent protection on important technologies or product candidates in a timely fashion. In addition, we may be unable to obtain patents necessary to protect our technology or products due to prior uses of or claims to similar processes or systems by third parties, or to blocking intellectual property owned by third parties. Even though we have issued patents, and even if additional patents are issued to us in the future, they may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to prevent competitors from using similar technology or marketing similar products, or limit the length of time our technologies and products have patent protection. Also, even if our existing and future patents are determined to be valid and enforceable, they may not be drafted or interpreted broadly enough to prevent others from marketing products and services similar to ours, by easily designing products around our patents or otherwise developing competing products or technologies. In addition, the ownership or inventorship of one or more of our patents and patent applications may be challenged by one or more parties in one or more jurisdictions, including in a patent interference or a derivation proceeding in the United States Patent and Trademark Office (“USPTO”), or a similar foreign governmental agency or during the course of a litigation. If a competitor were able to successfully design around our patents, we may not be able to block such competition, and furthermore the competitor’s products may be more effective or commercially successful than its products. In addition, our current patents will eventually expire, or they may otherwise cease to provide meaningful competitive advantage, and we may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage or avoid other adverse effects on our business.

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

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, these terrorists launched extensive rocket attacks on the Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas. While a proposed armistice and hostages/prisoners exchange to end the Israel-Hamas war was agreed to by Israel and Hamas on January 15, 2025, and came into effect on January 19, 2025, the intensity, duration and impact of Israel’s current war against Hamas and the corresponding geopolitical instability in the region is difficult to predict, as are the war’s economic implications on the Company’s business and operations.

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

On March 3, 2025, the Company effected a 1-for-11 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock, par value $0.0001 per share by the filing of a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware pursuant to the Delaware General Corporation Law. The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on March 3, 2025, and began trading on a Reverse Stock Split-adjusted basis as of the opening of the Nasdaq Capital Market on March 4, 2025. On March 18, 2025, the Company received a notice from Nasdaq stating that the Company had regained compliance with the Bid Price Requirement.

If our common stock ultimately is delisted for failure to comply with the Minimum Bid Price or Minimum Equity Requirement, our shareholders could face significant adverse consequences, including:

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

As of December 31, 2024, our executive officers, directors and certain of our shareholders who are affiliated with our directors, in the aggregate, beneficially own approximately 25% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, if they choose to act together, these persons would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

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

We aim to incorporate industry best practices throughout our cybersecurity program. To this end, the Company has recently implemented a series of upgrades to its firewalls, improved its network configuration, augmented its managed detection and response services, and implemented the use of new logging tools to network connected devices. Our cybersecurity program focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is assessed periodically by independent third-party auditors. We have processes in place to assess, identify, manage, and address material cybersecurity threats and cybersecurity incidents. These include, among other things: ongoing security awareness training for our employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools. We actively engage with industry groups for benchmarking and awareness of best practices. We monitor potential cybersecurity threats that are internally discovered or externally reported to us that may affect our business and have processes to assess those issues for potential cybersecurity impact or risk. We also have a process in place to manage cybersecurity risks associated with third-party service providers. All transactions with third parties are conducted through secure gateways with access being controlled solely by the Company.

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

Cybersecurity Governance

Management's Role

Our Director, Information Technology (the “DIT”) and Chief Legal Officer have primary responsibility for assessing and managing material cybersecurity risks and are members of management’s IT steering committee, which is comprised of a cross-functional team that consists, in part, of the executive team and certain members of the senior leadership team (the “Steering Committee”), which is a committee that drives alignment on information technology security decisions across the Company. The Steering Committee meets quarterly, or more frequently as determined to be necessary or advisable, to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Steering Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies. The Steering Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed from members of the Information Technology team. Once the Steering Committee has considered this information and recommended a course of action, senior executives provide the Board with updates concerning cybersecurity risks and the Company's cybersecurity strategies and objectives.

In addition to the Steering Committee, the Company has formed a cybersecurity subcommittee of the Steering Committee, whose mission is to enhance the reporting, governance and where-necessary, response to cybersecurity incidents and thereby reduce the prevalence and potential harm to the Company and its investors caused by a cybersecurity incident.

Our DIT has served in various roles in information technology and information security for over 20 years, delivering and managing complex information technology systems including the cybersecurity function for governments, industry leaders and public companies. Our DIT holds an undergraduate degree from Tel Aviv University and a postgraduate degree from the London School of Economics. Our Chief Legal Officer has over 14 years of experience managing risks, including risks arising from cybersecurity threats, at other publicly traded companies.

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

We also have offices and a research and development center located at 1 Hamelacha Street, Yokne’am Illit 2069200, Israel. We lease these facilities pursuant to a lease agreement that expires on September 30, 2025, with an option to extend the term for an additional 12 months. These facilities consist of approximately 530 square meters of total space.

We believe that our existing facilities are sufficient to meet our current needs.

Item 3.	Legal Proceedings.

As of December 31, 2024, the Company was not party to any material active or pending legal proceedings.

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

Holders

As of March 26, 2025, there were 71 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family medicine, general practitioners and aesthetic medical spas. In 2024 and 2023, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets. As we grow our ARTAS hair restoration business and expand robotics offerings through the AI.ME™ platform we expect our penetration into the core practices of dermatology and plastic surgery to increase.

We have had recurring net operating losses and negative cash flows from operations. As of December 31, 2024 and 2023, we had an accumulated deficit of $308.9 million and $261.9 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of December 31, 2024 and 2023, we had cash and cash equivalents of $4.3 million and $5.4 million, respectively.

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

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park Capital Fund LLC ("Lincoln Park") which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale was based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. Concurrently with entering into the Equity Purchase Agreement, we also entered into the Registration Rights Agreement. During the year ended December 31, 2022, we sold to Lincoln Park 0.003 million shares of our common stock under the Equity Purchase Agreement, at which point this agreement expired. The net cash proceeds from shares issuance as of December 31, 2022 were $0.3 million. The Equity Purchase Agreement expired on July 1, 2022.

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.004 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Subsequent to execution of the 2022 LPC Purchase Agreement the Company issued approximately 39.5 thousand shares of common stock to Lincoln Park at an average price of $49.94 per share, for a total value of $1.97 million through December 31, 2022. During the twelve months ended December 31, 2023, the Company issued an additional 31.1 thousand shares of common stock to Lincoln Park at an average price of $35.53 per share, for a total value of $1.1 million. During 2024, the Company issued an additional 758 shares of common stock to Lincoln Park at an average price of $12.76 per share, for a total value of $10. The 2022 LPC Purchase Agreement expired on August 1, 2024. For additional information regarding the 2022 LPC Purchase Agreement, see Note 15 “Stockholders' Equity” in the notes to our consolidated financial statements included elsewhere in this report.

The 2022 Private Placement

In November 2022, we entered into a securities purchase agreement with certain investors (collectively, the "2022 Investors") pursuant to which the Company issued and sold to the 2022 Investors an aggregate of 10,608 shares of common stock, par value $0.0001 per share, and 3,185,000 shares of voting convertible preferred stock, par value $0.0001 per share (the "Voting Preferred Stock"), which are convertible into 193,014 shares of common stock upon receipt of a valid conversion notice from a 2022 Investor or at the option of the Company within 30 days following the occurrence of certain events (the "2022 Private Placement"). The 2022 Private Placement was completed on November 18, 2022. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2022 Private Placement transaction are discussed in Note 15 "Stockholders' Equity" in the notes to our consolidated financial statements included elsewhere in this report.

The 2023 Multi-Tranche Private Placement

In May 2023, we entered into a securities purchase agreement (the "2023 Multi-Tranche Private Placement Stock Purchase Agreement") with certain investors (collectively, the "2023 Investors") pursuant to which the Company may issue and sell to the 2023 Investors up to $9,000,000 in shares (the "2023 Multi-Tranche Private Placement") of newly-created senior convertible preferred stock, par value $0.0001 per share (the "Senior Preferred Stock"), in multiple tranches from time to time until December 31, 2025, subject to a minimum aggregate purchase amount of $0.5 million in each tranche. The initial sale in the 2023 Multi-Tranche Private Placement occurred on May 15, 2023, under which the Company sold the 2023 Investors 280,899 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million (the "Initial Placement").

On July 6, 2023, the Company and the 2023 Investors entered into an amendment to the 2023 Multi-Tranche Private Placement Stock Purchase Agreement (the "Multi-Tranche Amendment"). The Multi-Tranche Amendment (a) clarifies the appropriate date pursuant to which the purchase price for each share of Senior Preferred Stock to be sold in the Private Placement is determined (such that the purchase price shall be equal to the “Minimum Price” as set forth in Nasdaq Listing Rule 5635(d)) and (b) permits the Company to specify a desired closing date (subject to approval by the 2023 Investors) for each sale in the 2023 Multi-Tranche Private Placement.

On July 12, 2023, the Company and the 2023 Investors consummated the second tranche in the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 500,000 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million (the "Second Placement").

On September 8, 2023, the Company and the 2023 Investors consummated the third tranche in the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 292,398 shares of Senior Preferred Stock for an aggregate purchase price of $1.0 million (the "Third Placement").

On October 20, 2023, the Company and the 2023 Investors consummated the fourth tranche in the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 502,513 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million (the "Fourth Placement", and together with the First Placement, Second Placement and Third Placement, the "Placements").

The Company used the proceeds of the Placements, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transaction are discussed in Note 15 "Stockholders' Equity" in the notes to our consolidated financial statements included elsewhere in this report.

Series X Convertible Preferred Stock

On October 4, 2023, the Company entered into an Exchange Agreement (the "2023 Exchange Agreement") with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26,695,110.58 in aggregate principal amount outstanding under the Notes for (i) $22,791,748.32 in aggregate principal amount of new secured convertible notes of the Company and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock." The transaction is discussed in Note 15 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

Registered Direct Offering

On February 22, 2024, the Company, entered into a securities purchase agreement (the "SPA") with certain institutional investors (each, a "2024 Investor"), pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 74,342 shares of the Company’s common stock, at a price of $16.115 per share and (ii) in a concurrent private placement, warrants to acquire up to an aggregate of 74,342 shares of Common Stock (the "2024 Investor Warrants"), at an initial exercise price of $14.74 per share (the "Offering"). The transaction is discussed in Note 15 "Stockholders' Equity" in the notes to our consolidated financial statements included elsewhere in this report.

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into a Loan and Security Agreement (the "Loan and Security Agreement"), by and among Venus USA (the "Bridge Borrower"), Venus Canada, Venus Ltd. (Venus Ltd., together with the Company and Venus Canada, the "2024 Guarantors", and together with the Bridge Borrower, the "Bridge Financing Loan Parties") and, each lender party thereto (collectively, the "2024 Lenders") and Madryn Health Partners, LP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders agreed to provide the Bridge Borrower with bridge financing in the form of a term loan in the original principal amount of $2.2 million and one or more delayed draw term loans of up to an additional principal amount of $2.8 million (the "Bridge Financing"). The Bridge Financing originally had a maturity date of May 26, 2024. Pursuant to the Loan and Security Agreement, each of the 2024 Guarantors, jointly and severally, guarantee, that the Obligations (as defined in the Loan and Security Agreement) will be performed and paid in full when due and payable.

On July 26, 2024, September 11, 2024, and November 1, 2024 additional delayed draws in the amounts of $1.0 million were made, respectively. On November 26, 2024, an additional delayed draw of $1.2 million was made, and on December 9, 2024, an additional delayed draw of $1.5 million was made, for a total drawdown as of December 31, 2024 of $7.9 million.

From May 24, 2024 through December 31, 2024 the Loan Parties entered into Bridge Financing Amendments Two through Ten, which among other things, extended the maturity date to January 31, 2025, increased the delayed draw commitment from $2.8 million to $6.0 million, made interest payments payable-in-kind, deleted the net loss covenant, and granted relief from minimum liquidity requirements. These amendments are discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our consolidated financial statements included elsewhere in this report.

2024 Exchange Agreements and Series Y Convertible Preferred Stock Issuance

On May 24, 2024, the Company entered into an exchange agreement, by and among the Company, Venus USA, and Madryn (the "2024 Exchange Agreement") whereby the Company exchanged $52,142 in aggregate principal amount outstanding under the MSLP Loan Agreement for $17,142 in aggregate principal of new secured notes (“New Secured Notes”) and 576,986 shares of newly-created convertible preferred stock of the Company, designated as "Series Y Convertible Preferred Stock." The Series Y Convertible Preferred Stock is priced at $667.26 per share, being equal to the product of (i) the average closing price (as reflected on Nasdaq.com) of the Company's common stock for the five trading days immediately preceding date of the 2024 Exchange Agreement, multiplied by (ii) 9.0909. The New Secured Notes follow the same terms as the MSLP Loan Agreement. As part of the extinguishment of principal, the Company recognized a $10.9 million non-cash loss.

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

Systems are sold through contracts directly, through our internal financing programs and through distributors. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under subscription agreements in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

We generate revenue from traditional system sales and from sales under our internal financing programs, which are available to customers in North America and select international markets. Approximately 26% and 33% of our system revenues were derived from our internal financing programs in the year ended December 31, 2024 and 2023, respectively. We currently do not offer the ARTAS iX system under our internal financing programs.

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

In the United States, we have obtained 510(k) clearance from the FDA for our Venus Viva, Venus Viva MD, Venus Legacy, Venus Versa, Venus Versa Pro, Venus Velocity, Venus Bliss, Venus Bliss Max, Venus Epileve, Venus Fiore, ARTAS, ARTAS iX and AI.ME systems. Outside the United States, we market our technologies in over 40 countries across Europe, the Middle East, Africa, Asia-Pacific and Latin America. Because each country has its own regulatory scheme and clearance process, not every device is cleared or authorized for the same indications in each market in which a particular system is marketed.

As of December 31, 2024, we operated directly in 12 international markets through our 10 direct offices in the United States, Canada, Japan, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the year ended December 31, 2024, and 2023 were $64.8 million and $76.4 million, respectively. We had a net loss attributable to the Company of $47.0 million and $37.1 million in the year ended December 31, 2024, and 2023, respectively. We had an Adjusted EBITDA loss of $21.2 million and $20.3 million for the year ended December 31, 2024, and 2023, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the years presented:

Venus Concept Inc.

Reconciliation of Net loss to Non-GAAP Adjusted EBITDA

	Year Ended, December 31,
	2024	2023
Reconciliation of net loss to adjusted EBITDA	(in thousands)
Net loss	$(46,971)	$(37,050)
Foreign exchange (gain) loss	2,135	(295)
Loss on disposal of subsidiaries	23	174
Loss on debt extinguishment	11,355	2,040
Finance expenses	6,885	6,893
Income tax benefit	(611)	(71)
Depreciation and amortization	3,889	4,115
Stock-based compensation expense	1,043	1,569
Other adjustments (1)	1,020	2,362
Adjusted EBITDA	$(21,232)	$(20,263)

(1) For the years ended December 31, 2024 and December 31, 2023, the other adjustments are represented by restructuring activities designed to improve the Company's operations and cost structure.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and internal financing programs. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Year Ended December 31,
	2024	2023
United States	435	448
International	614	722
Total systems delivered	1,049	1,170

Mix between traditional sales, distributor sales, and sales made under our internal financing programs. We deliver systems through (1) traditional direct system sales contracts to customers, (2) our internal financing programs, and (3) system sales through distribution agreements. Unit deliveries under direct system sales contracts and internally financed sales have higher per unit revenues and gross margins, while revenues and gross margins on systems sold through distributors are lower. However, distributor sales do not require significant sales and marketing support as these expenses are borne by the distributors. In addition, while traditional system sales and internally financed sales have similar gross margins, cash collections on sales financed under our internal financing programs generally occur over a three-year period, with approximately 40% to 45% collected in the first year and the balance collected evenly over the remaining two years of the agreement. In the third quarter of 2022 we commenced an initiative to reduce our reliance on system sales sold under our internal financing programs in the United States. This strategic shift is designed to improve cash generation and reduce our exposure to defaults and increased bad debt expense given the increasingly challenging economic environment caused by the coexistence of high inflation and high interest rates.

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

In the years ended December 31, 2024 and 2023, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for expected credit losses for estimated losses that may primarily arise from customers who purchased our products under our internal financing programs who are unable to make the remaining payments required under their agreements. We continue to focus our selling efforts on cash sales and internal financing customers with a stronger credit profile, thereby reducing our exposure to credit losses. In the year ended December 31, 2024, we incurred bad debt expense of $1.4 million consistent to a bad debt expense of $1.4 million in the year ended December 31, 2023. As of December 31, 2024, our allowance for expected credit losses stands at $3.8 million which represents 12.2% of the gross outstanding accounts receivable as of this date.

Outlook

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruption, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and a challenging growth environment. In addition, we face uncertainty with respect to the tariffs, if any, the new U.S. Federal administration will levy on goods imported from China, Mexico, Canada and other international jurisdictions. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted. The bulk of the revenue decline in the year ended December 31, 2024 was due to a significant tightening in credit markets in the U.S. and international markets due to higher interest rates, impacting our customers' ability and/or desire to secure capital equipment financing. In addition, our international results were negatively affected by an acceleration of our international strategy to wind down underperforming countries as we continued to transition to third party distributors. We continue to focus on quality of revenue and despite the revenue decline, our cash used in operations was $1.8 million lower, or 13.9% than the same period in 2023. On a positive note, the Federal Reserve Board (Fed), the European Central Bank, the Swiss National Bank and the Bank of Canada all recently reduced interest rates in an effort to reduce the degree of restrictiveness in monetary policy, and signaling future rate cuts over the near term. We remain focused on adapting to the challenges presented by the current macro-economic environment, as well as the opportunities presented by an easing of monetary policy.

Israel – Hamas conflict. Following the October 7, 2023 attack by Hamas on Israeli citizens and the declaration of war that followed, we have taken steps to mitigate exposure to risks related to our Israeli operations, the risks of which are further described in Item 1A. Risk Factors – Risks Related to Our Operations in Israel of this Annual Report. These efforts include but are not limited to, working with our contract manufacturers to accelerate inventory build, contingency planning with respect to alternative manufacturing sites within their network, and relocating larger amounts of finished goods to warehouses in North America to protect our ability to distribute products. Alongside the Company's continuity plan, we maintain daily contact with our employees in Israel and have instituted a wellness program designed to provide access to healthcare practitioners/consultants for short term counselling for colleagues and family members in order to provide assistance during the conflict.

Supply chain. We did not experience significant supply issues during the year ended December 31, 2024 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and build inventory of key component parts. We anticipate some supply challenges in 2025, due to geopolitical disruption in the middle east impacting shipping lanes, deliveries of materials and component parts, impacting production lead times that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which may continue into 2025. We also face uncertainty with respect to the tariffs, if any, the new U.S. Federal administration will levy on goods imported from China, Mexico, Canada and other international jurisdictions. We expect to mitigate such pressures, where possible, through price increases and margin management.

Global economic conditions. General global economic downturns and macroeconomic trends, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, the threat of tariffs, and economic slowdowns, have resulted and may continue to result in unfavorable conditions that negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2024. While inflation rates in the U.S., as well as in other countries in which we operate, are showing signs of moderation, the impact of such successive increases on cost structures remains, affecting governments, corporations and small businesses alike. Our customers have also been affected by higher inflation and higher interest rates, impacting their ability to secure third party financing or causing many of them to delay capital purchases due to high interest rates. As noted above, the Federal Reserve in the U.S. and other central banks in various countries have commenced a cycle of interest rate reductions in response to concerns about inflation and stagnant growth.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. While the continued post-pandemic recovery remains challenging due to the coexistence of high inflation and high interest rates, we continue to evaluate our direct operations, particularly those outside of North America.

Accounts receivable collections. We remain fully focused on our revised credit screening practices and thereby reducing bad debt expenses. As of December 31, 2024, our allowance for expected credit losses stands at $3.8 million, which represents 12.2% of the gross outstanding accounts receivable as of that date. This represents a significant decrease of $3.6 million from our December 31, 2023 allowance for expected credit losses balance of $7.4 million.

Foreign exchange fluctuations. We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in NIS, Euro, CAD, British pound, Australian dollar, Chinese renminbi, Hong Kong dollar, Japanese yen, Argentina peso, Colombian peso, and Mexican peso. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. We do not hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures. Post the U.S. federal election in November of 2024, most currencies depreciated versus the U.S. dollar, resulting in a $1 million foreign exchange loss in the fourth quarter alone.

Basis of Presentation

Revenues

We generate revenue from sales of systems through our internal financing programs, traditional system sales to customers and distributors, other product revenues from the sale of ARTAS kits, Viva tips, other consumables, marketing supplies, and service revenue from our extended warranty service contracts provided to existing customers.

System Revenue

For the years ended December 31, 2024 and 2023, approximately 26% and 33%, respectively, of our total system revenues were derived from our internal financing programs. The relative decrease in internal financing program revenues in 2024 is in line with our strategy to prioritize cash deals over internal financing program deals in order to improve cash generation and preserve liquidity. Our internal financing programs are designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the years ended December 31, 2024 and 2023, approximately 61% and 59%, respectively, of our total system revenues were derived from traditional sales. The increased focus on traditional sales is in line with our strategy to prioritize cash deals over internal lease program deals in order to improve cash generation and preserve liquidity.

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

We do not grant rights of return or early termination rights to our customers under either our traditional sales or internal financing programs. These traditional sales are generally made through our sales team in the countries in which the team operates.

For the years ended December 31, 2024 and 2023, approximately 13% and 8% of our total system revenues were derived from distributor sales. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, and are accounted for using the sell-in method.

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

Finance Expenses

Finance expenses consist of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 7.7% for the MSLP Loan (now owned by Madryn), 13.5% for the Madryn Notes, and 12.0% for the 2024 Notes as of December 31, 2024 and 8.71% for the MSLP Loan and 14.03% for the Madryn Notes as of December 31, 2023.

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

Income tax benefit is recognized based on the actual taxable income or loss incurred during the year ended December 31, 2024.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the years indicated:

	Year Ended December 31,
	2024	2023
Consolidated Statements of Loss:	(dollars in thousands)
Revenues:
Leases	$13,265	$20,504
Products and services	51,568	55,850
Total revenue	64,833	76,354
Cost of goods sold	20,527	24,187
Gross profit	44,306	52,167
Operating expenses:
Sales and marketing	28,332	31,231
General and administrative	36,470	41,048
Research and development	6,688	8,197
Total operating expenses	71,490	80,476
Loss from operations	(27,184)	(28,309)
Other expenses:
Foreign exchange (gain) loss	2,135	(295)
Finance expenses	6,885	6,893
Loss on disposal of subsidiaries	23	174
Loss on debt extinguishment	11,355	2,040
Loss before income taxes	(47,582)	(37,121)
Income tax benefit	(611)	(71)
Net loss	$(46,971)	$(37,050)
Net loss attributable to the Company	(46,996)	(37,250)
Net income attributable to noncontrolling interest	25	200
As a % of revenue:
Revenues	100%	100%
Cost of goods sold	31.7	31.7
Gross profit	68.3	68.3
Operating expenses:
Selling and marketing	43.7	40.9
General and administrative	56.3	53.8
Research and development	10.3	10.7
Total operating expenses	110.3	105.4
Loss from operations	(41.9)	(37.1)
Foreign exchange (gain) loss	3.3	(0.4)
Finance expenses	10.6	9.0
Loss on disposal of subsidiaries	0.0	0.2
Loss on debt extinguishment	17.5	2.7
Loss before income taxes	(73.4)	(48.6)

The following tables set forth our revenue by region and by product type for the years indicated:

	Year Ended December 31,
Revenues by region:	2024	2023
United States	$38,176	$43,454
International	26,657	32,900
Total revenue	$64,833	$76,354

	Year Ended December 31,
	2024	2023
Revenues by product:	(in thousands)
Venus Prime / Subscription—Systems	$13,265	$20,504
Products—Systems	38,020	41,874
Products—Other (1)	10,469	10,563
Services (2)	3,079	3,413
Total revenue	$64,833	$76,354

(1)	Products-Other include ARTAS procedure kits, Viva tips, Glide and other consumables.
(2)	Services include extended warranty sales.

Comparison of the Years Ended December 31, 2024 and 2023

Revenues

	Year Ended December 31,
	2024		2023		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Subscription—Systems	$13,265	20.6	$20,504	26.9	$(7,239)	(35.3)
Products—Systems	38,020	58.6	41,874	54.8	(3,854)	(9.2)
Products—Other	10,469	16.1	10,563	13.8	(94)	(0.9)
Services	3,079	4.7	3,413	4.5	(334)	(9.8)
Total	$64,833	100.0	$76,354	100.0	$(11,521)	(15.1)

Total revenue decreased by $11.5 million, or 15.1%, to $64.8 million for the year ended December 31, 2024 from $76.4 million for the year ended December 31, 2023. The decrease in revenue is primarily attributed to the effects of tighter third-party lending practices which negatively impacted capital equipment sales in both the U.S. and international markets, and an acceleration in exiting unprofitable direct markets, partially offset by an improvement in third party international distributor revenues. Despite the challenging credit environment, our focus on quality of revenue continues to have a positive effect on our cash burn rate. Our cash used in operations in the year ended December 31, 2024 was 13.9% less than the year ended December 31, 2023.

We sold an aggregate of 1,049 systems in the year ended December 31, 2024 compared to 1,170 in the year ended December 31, 2023. Despite comparable system unit sales, revenues during 2024 were below 2023 revenues due to higher international distributor sales, which are sold at lower average selling prices. The percentage of systems revenue derived from our internal financing programs was approximately 26% in the year ended December 31, 2024 compared to 33% in the year ended December 31, 2023. The relative decrease in internal financing programs revenue is in line with our strategy to prioritize cash deals over internal financing program deals in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our internal lease programs was approximately 25% and 29% during the twelve months ended December 31, 2024 and 2023, respectively. The Company remains steadfast in ensuring that its in-house financing program accepts only qualified customers in order to minimize future credit losses, often at the expense of topline revenue.

Other product revenue decreased by $0.1 million, or 0.9%, to $10.5 million in the year ended December 31, 2024 from $10.6 million in the year ended December 31, 2023.

Services revenue was $3.1 million in the year ended December 31, 2024 compared to $3.4 million in the year ended December 31, 2023. The decrease is primarily due to the overall decline in device sales.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $3.7 million, or 15.1%, to $20.5 million in the year ended December 31, 2024 compared to $24.2 million in the year ended December 31, 2023. Gross profit decreased by $7.9 million, or 15.1%, to $44.3 million in the year ended December 31, 2024, compared to $52.2 million in the year ended December 31, 2023. The decrease in gross profit is primarily due to the effects of tighter third party lending practices which negatively impacted capital equipment sales in both the U.S. and international markets. The decrease in revenue in our international markets was also driven by the accelerated exit from unprofitable direct markets, partially offset by an improvement in third party international distributor revenues. Gross margin was 68.3% of revenue in the year ended December 31, 2024, compared to 68.3% of revenue in the year ended December 31, 2023. Despite the decrease in direct market sales, our focus on margin management resulted in flat gross margins year over year. Our margins on distributor revenues are slightly less than margins in our direct markets.

Operating Expenses

	Year Ended December 31,
	2024		2023		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$28,332	43.7	$31,231	40.9	$(2,899)	(9.3)
General and administrative	36,470	56.3	41,048	53.8	(4,578)	(11.2)
Research and development	6,688	10.3	8,197	10.7	(1,509)	(18.4)
Total operating expenses	$71,490	110.3	$80,476	105.4	$(8,986)	(11.2)

Selling and Marketing

Selling and marketing expenses decreased by $2.9 million or 9.3% in the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease is largely due to lower revenues and reduced activities as we exited unprofitable direct markets, and the effects of tighter third party lending practices which negatively impacted capital equipment sales in both the U.S. and international markets. As a percentage of total revenues, our selling and marketing expenses increased by 2.8%, from 40.9% in the year ended December 31, 2023 to 43.7% in the year ended December 31, 2024. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $4.6 million or 11.2% in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to savings from exiting certain unprofitable direct markets and lower restructuring costs, partially offset by inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our general and administrative expenses increased by 2.5%, from 53.8% in the year ended December 31, 2023, to 56.3% in the year ended December 31, 2024, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $1.5 million or 18.4% in the year ended December 31, 2024 compared to the year ended December 31, 2023. We experienced significant cost savings through the consolidation of activities between our Israel and United States sites, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses decreased by 0.4%, from 10.7% in the year ended December 31, 2023, to 10.3% in the year ended December 31, 2024.

Foreign Exchange (Gain) Loss

We had a foreign exchange loss of $2.1 million in the year ended December 31, 2024 and a foreign exchange gain of $0.3 million in the year ended December 31, 2023, a variance of $2.4 million year over year. Post the U.S. federal election in November of 2024, most currencies depreciated versus the U.S. dollar, resulting in a $1 million foreign exchange loss in the fourth quarter alone. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses remained steady at $6.9 million in the year ended December 31, 2024 compared to $6.9 million in the year ended December 31, 2023. See “—Liquidity and Capital Resources” below.

Income Tax Benefit

We had an income tax benefit of $0.443 million in the year ended December 31, 2024, compared to $0.07 million income tax benefit in the year ended December 31, 2023. In 2024, geographic sales mix, true up to tax return, and changes in timing of deductible expenses, resulted in the income tax benefit.

Liquidity and Capital Resources

We had $4.3 million and $5.4 million of cash and cash equivalents as of December 31, 2024 and December 31, 2023, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $39.7 million as of December 31, 2024, including the MSLP Loan of $2.7 million, convertible notes of $28.7 million, and a note payable (bridge financing) of $8.3 million compared to total debt obligations of approximately $74.9 million as of December 31, 2023.

Cash used in operating activities during the year ended December 31, 2024 was $11.1 million, representing a 13.9% reduction compared to the year ended December 31, 2023. Working capital is primarily impacted by the ratio of our internal lease program sales (Venus Prime sales and legacy subscription-based sales) to traditional cash sales. Our recent shift to prioritize traditional cash sales over internal lease program sales is designed to improve liquidity and reduce working capital requirements over time. Our expanding product portfolio may require higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of lease program revenue to traditional sales revenue at a ratio of approximately 26:74 in the year ended December 31, 2024, compared to 36:64 in the year ended December 31, 2023. We expect the ratio of lease program sales to traditional sales in 2025 and beyond to approximate a 30:70 split. We expect inventory to remain relatively flat in the short term but increase at a lower rate than the rate of revenue growth over the longer term.

We also require modest funding for capital expenditures. Our capital expenditures relate primarily to our research and development facilities in Yokneam, Isarael and San Jose, California. In addition, our capital investments have included improvements and expansion of our subsidiaries’ operations to support our growth, but do not expect to incur such costs over the next twelve months.

Issuance of Secured Subordinated Convertible Notes

Contemporaneously with the MSLP Loan Agreement, on December 9, 2020, we issued $26.7 million aggregate principal amount of the Notes to the Madryn Noteholders pursuant to the terms of the Exchange Agreement. The Notes accrued interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest accrued at a rate of 6.0% per annum. In connection with the Exchange Agreement, we also entered into (i) the Madryn Loan and Security Agreement, pursuant to which we agreed to grant Madryn a security interest, in substantially all of our assets, to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The Notes were convertible at any time into shares of our common stock at an initial conversion price of $536.25 per share, subject to adjustment. For additional information regarding the Notes, Exchange Agreement, Madryn Loan and Security Agreement and CNB Subordination Agreement, see Note 11 “Madryn Long-Term Debt and Convertible Notes” to our consolidated financial statements included elsewhere in this report. On October 4, 2023, the Company entered into the 2023 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26.7 million in aggregate principal amount outstanding under the Notes for (i) $22.8 million in the New Notes, and (ii) 248,755 shares of Series X Convertible Preferred Stock. The New Notes accrued interest, payable in kind on a quarterly basis, at an annual rate of 90-day Adjusted SOFR + 8.5% and are convertible at any time into shares of our common stock at an initial conversion price of $264 per share, subject to adjustment.

Main Street Priority Lending Program Term Loan

On December 8, 2020, we executed the MSLP Loan Agreement, MSLP Note, and related documents for a loan in the aggregate amount of $50.0 million for which CNB will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act. On October 4, 2023, the Company, Venus USA, Venus Canada, and Venus Ltd. entered into the MSLP Loan Modification, which modified certain terms of the MSLP Loan Agreement. On April 23, 2024, the MSLP Loan was purchased by Madryn for an undisclosed amount from CNB with the consent of the Company. On May 24, 2024, the Lenders agreed to exchange $52.1 million in aggregate principal amount outstanding for $17.1 million in aggregate principal amount of new secured notes and 576,986 shares of newly-created Series Y Convertible Preferred Stock. On September 26, 2024, the Lenders agreed to another exchange of $17.7 million in aggregate principal amount outstanding for $2.7 million in aggregate principal of remaining secured notes and 203,583 shares of Series Y Convertible Preferred Stock. From June 21, 2024 through December 31, 2024, the Company entered into multiple Amendment and Consent Agreements with Madryn to, among other things, modify interest payments to be payable-in-kind, grant relief from the Minimum Deposit Relationship obligations and minimum liquidity requirements, and delete the net loss covenant. See Note 11 "Madryn Debt and Convertible Notes" to our consolidated financial statements included elsewhere in this report.

CNB Loan Agreement

We had a revolving credit facility with CNB pursuant to which CNB agreed to provide a revolving credit facility to us and certain of our subsidiaries to be used to finance working capital requirements. This revolving credit facility expired on July 24, 2023 and has not been renewed. See Note 12 "Credit Facility" to our consolidated financial statements included elsewhere in this report.

EW Convertible Note

On January 18, 2024, the Company, Venus USA, Venus Canada and Venus Ltd. entered into the Note Purchase Agreement with the EW Investors. Pursuant to the Note Purchase Agreement, the Company issued and sold to the EW Investors $2.0 million aggregate principal value of the 2024 Notes. The 2024 Notes accrue interest at a rate equal to the 90-day adjusted term Secured Overnight Financing Rate (SOFR) plus 8.50% per annum; provided, however, that if there is an Event of Default (as defined below), the then-applicable interest rate will increase by 4.00% per annum. In connection with the Note Purchase Agreement, the Company entered into the EW Security Agreement pursuant to which, the Company granted to the EW Investors a security interest in substantially all of their assets to secure the obligations under the 2024 Notes. The 2024 Notes were convertible at any time into shares of our common stock at an initial conversion price of $13.761 per share, subject to adjustment.

For additional information regarding the 2024 Notes, Note Purchase Agreement, and EW Security Agreement, see Note 13 “EW Convertible Notes” to our consolidated financial statements included elsewhere in this report.

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into the Loan and Security Agreement, by and among the Bridge Borrower, the 2024 Guarantors, the 2024 Lenders and Madryn Health Partners, LP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders have agreed to provide the Bridge Borrower with Bridge Financing in the form of a term loan in the original principal amount of $2.2 million and one or more delayed draw term loans of up to an additional principal amount of $2.8 million. Through December 31, 2024 there were five additional drawdowns totaling $5.7 million and an increase to the delayed draw of up to $6 million through the Ninth Bridge Loan Amendment Agreement, and the Company and Lenders agreed to, among other things, extend the maturity date to January 31, 2025 in the Tenth Bridge Loan Amendment Agreement on December 31, 2024. In the first quarter of 2025, delayed draw capacity was increased up to $21 million through the Thirteenth Bridge Loan Amendment Agreement on March 27, 2025. Pursuant to the Thirteenth Bridge Loan Amendment, the Company and Lenders also agreed to, among other things, extend the maturity date to April 30, 2025. The transaction is discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our consolidated financial statements included elsewhere in this report.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that we can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed the Exchange Cap, unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Equity Purchase Agreement equals or exceeds $655.9575 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq Listing Rules). Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of our issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park.  The Equity Purchase Agreement expired on July 1, 2022.

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.004 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Through December 31, 2023 we issued an additional 70.6 thousand shares of common stock to Lincoln Park at an average price of $43.67 per share. During the twelve months ended December 31, 2024, the Company issued an additional 758 shares of common stock to Lincoln Park at an average price of $12.76 per share, for a total value of $10. The 2022 LPC Purchase Agreement expired on August 1, 2024. For additional information regarding the 2022 LPC Purchase Agreement, see Note 15 “Stockholders Equity” in the notes to our consolidated financial statements included elsewhere in this report.

The 2022 Private Placement

On November 18, 2022, we consummated the 2022 Private Placement whereby we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 10,608 shares of our common stock and 3,185,000 shares of our Voting Preferred Stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2022 Private Placement transaction are discussed in Note 15 "Stockholders Equity" in the notes to our consolidated financial statements included elsewhere in this report.

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

Registered Direct Offering

On February 22, 2024, the Company, entered into the SPA with the 2024 Investors, pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 74,342 shares of the Company’s common stock, at a price of $16.115 per share and (ii) in a concurrent private placement, warrants to acquire up to an aggregate of 74,342 shares of common stock, at an initial exercise price of $14.74 per share. H.C. Wainwright & Co., LLC (“HCW”) acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 5,204 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are similar to the 2024 Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $20.1438 per share. The transaction is discussed in Note 15 "Stockholders' Equity" in the notes to our consolidated financial statements included elsewhere in this report.

Capital Resources

As of December 31, 2024, we had capital resources consisting of cash and cash equivalents of approximately $4.3 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

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

Cash flows

The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(11,066)	$(12,859)
Cash used in investing activities	(123)	(116)
Cash provided by financing activities	10,064	6,802
Net decrease in cash, cash equivalents and restricted cash	$(1,125)	$(6,173)

Cash Flows from Operating Activities

For the year ended December 31, 2024, cash used in operating activities consisted of a net loss of $47.0 million, partially offset by a decrease in net operating assets of $10.8 million and non-cash operating expenses of $25.1 million. The decreased use of cash in net operating assets was attributable to a decrease in accounts receivable of $12.5 million, a decrease in inventories of $4.5 million, and a decrease in operating right-of-use assets net of $1.2 million. These were partially offset by a decrease in unearned interest income of $0.9 million, a decrease in current operating lease liabilities of $0.3 million, a decrease in other long-term operating lease liabilities of $1.2 million, a decrease in trade payables of $2.2 million, and a decrease in accrued expenses and other current liabilities of $1.6 million. The non-cash operating expenses consisted of provision for bad debts of $1.4 million, loss on debt extinguishment of $11.4 million, depreciation and amortization of $3.9 million, finance expenses and accretion of $5.4 million, stock-based compensation expense of $1.0 million, and provision for inventory obsolescence of $1.0 million, partially offset by a deferred tax recovery of $0.4 million.

In the year ended December 31, 2023, cash used in operating activities consisted of a net loss of $37.0 million, partially offset by a decrease in net operating assets of $10.3 million and non-cash operating expenses of $13.9 million. The decreased use of cash in net operating assets was attributable to a decrease in accounts receivable of $14.9 million, a decrease in other current assets of $1.6 million, and a decrease in operating right-of-use assets net of $1.3 million. These were partially offset by a decrease in unearned interest income of $1.2 million, a decrease in current operating lease liabilities of $0.2 million, a decrease in other long-term operating lease liabilities of $1.1 million, and a decrease in accrued expenses and other current liabilities of $5.1 million. The non-cash operating expenses consisted of provision for bad debts of $1.4 million, loss on debt extinguishment of $2.0 million, depreciation and amortization of $4.1 million, finance expenses and accretion of $2.2 million, stock-based compensation expense of $1.6 million, and provision for inventory obsolescence of $1.2 million, partially offset by a deferred tax recovery of $0.1 million.

Cash Flows from Investing Activities

In the years ended December 31, 2024, and December 31, 2023, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the year ended December 31, 2024, cash provided by financing activities consisted primarily of net proceeds from the 2024 Convertible Notes issued to EW of $1.6 million and proceeds from Short-term Bridge Financing by Madryn of $7.6 million.

In the year ended December 31, 2023, cash provided by financing activities consisted primarily of net proceeds from the 2023 Private Placement of $6.3 million and proceeds from the issuance of common stock of $0.8 million.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of December 31, 2024, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $14.1 million. In addition, as of December 31, 2024, we had $2.1 million of open purchase orders that can be cancelled with 270 days’ notice.

The following table summarizes our contractual obligations as of December 31, 2024, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Debt obligations, including interest	$8,271	$41,165	$—	$—	$49,436
Operating leases	1,322	1,485	192	320	3,319
Purchase commitments	14,110	—	—	—	14,110
Total contractual obligations	$23,703	$42,650	$192	$320	$66,865

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

Revenue Recognition

We generate revenue from (1) sales of systems through our internal financing programs, in accordance with ASC 842, "Leases" ("ASC 842"), traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and (3) our extended warranty service contracts provided to existing customers.

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

Long-term receivables

Long-term receivables relate to our internal financing programs revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for expected credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% to 10% for the year ended December 31, 2024, and 8% to 10% for the year ended December 31, 2023. Unearned interest revenue represents the interest only portion of the respective lease program payments and will be recognized in income over the respective payment term as it is earned.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Venus Concept Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Venus Concept Inc. and its subsidiaries (the “Company") as of December 31, 2024, and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has reported recurring net losses and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the "Critical Audit Matters" section of our report.

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

Inventory valuation – Refer to Note 2 and 6 to the consolidated financial statements

Critical Audit Matter Description

As described in Note 2 and 6 to the consolidated financial statements, inventory is valued at the lower of cost and net realizable value, and management records a provision as necessary to appropriately value inventories that are obsolete, have quality issues, or are damaged. Provision expense is recorded in cost of goods sold. As of December 31, 2024, the Company’s consolidated net inventories balance was $17,561 (‘000) inclusive of the inventory provision.

Auditing management’s inventory carrying value involved significant judgment because the estimates are based on a number of factors that are affected by market, industry, and competitive conditions outside the Company's control. In particular, in estimating inventory net realizable value, management developed assumptions such as forecasts of future sales quantities and the selling prices, which are sensitive to the competitiveness of product offerings, customer requirements, and product life cycles. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How the Critical Audit Matter Was Addressed in the Audit

Our approach to addressing the matter included the following procedures, among others:

●	We obtained an understanding, evaluated the design and implementation of internal controls over the Company's inventory carrying value determination process, including the basis for developing above-described assumptions and management’s judgments.

●	We observed the physical condition of inventories during inventory counts.

●	We evaluated the appropriateness of management’s process for developing the estimates of net realizable value.

●	We tested the reliability of reports used by management by agreeing to underlying records.

●	We tested the reasonableness of the assumptions about faulty inventory, future demand, selling prices and cost necessary to sell by considering historical trends and consistency with evidence obtained in other areas of the audit.

Going Concern

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company may not have sufficient cash to fund its operations, and therefore, must achieve profitable operations and/or obtain additional equity or debt financing. In addition, the global economy, including the financial and credits markets has recently experienced extreme volatility and disruptions including increases in inflation rates, rising interest rates, foreign currency fluctuations. All these factors point to uncertainty and about economic stability and impacted management’s judgements and estimates. Management has prepared future cash flow forecasts, which involves judgement and estimation of key variables that affect cash flows, such as planned capital expenditures, revenue, production volumes and market conditions.

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

Audit Response

We responded to this matter by evaluating management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We evaluated the cash flow forecasts prepared by management and evaluated the integrity and arithmetical accuracy of the model.

●	We evaluated the key assumptions used in management’s model to estimate future cash flows by comparing assumptions used by management against historical performance, budgets, economic and industry indicators and publicly available information.

●	We assessed the adequacy of the going concern disclosure included in Note 1 to the consolidated financial statements.

/s/ MNP LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2019.

Mississauga, Canada

March 31, 2025

VENUS CONCEPT INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,271	$5,396
Accounts receivable, net of allowance of $3,402 and $7,338 as of December 31, 2024, and 2023	18,721	29,151
Inventories	17,561	23,072
Prepaid expenses	828	1,298
Advances to suppliers	6,027	5,604
Other current assets	1,104	1,925
Total current assets	48,512	66,446
LONG-TERM ASSETS:
Long-term receivables, net of allowance of $384 and $77 as of December 31, 2024, and 2023	8,534	11,318
Deferred tax assets	1,459	1,032
Severance pay funds	488	573
Property and equipment, net	936	1,322
Operating right-of-use assets, net	3,282	4,517
Intangible assets	4,973	8,446
Total long-term assets	19,672	27,208
TOTAL ASSETS	$68,184	$93,654
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Trade payables	$6,484	$9,038
Accrued expenses and other current liabilities	11,433	12,437
Note Payable	8,271	—
Current portion of long-term debt	—	4,155
Income taxes payable	—	366
Unearned interest income	907	1,468
Warranty accrual	917	1,029
Deferred revenues	953	1,076
Operating lease liabilities	1,322	1,590
Total current liabilities	30,287	31,159
LONG-TERM LIABILITIES:
Long-term debt	31,437	70,790
Accrued severance pay	528	634
Deferred tax liabilities	—	15
Unearned interest revenue	364	671
Warranty accrual	222	334
Operating lease liabilities	1,997	3,162
Other long-term liabilities	511	338
Total long-term liabilities	35,059	75,944
TOTAL LIABILITIES	65,346	107,103
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of December 31, 2024 and 2023; 709,130 and 552,205 issued and outstanding as of December 31, 2024 and 2023, respectively	30	30
Additional paid-in capital	311,238	247,854
Accumulated deficit	(308,899)	(261,903)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,369	(14,019)
Non-controlling interests	469	570
	2,838	(13,449)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$68,184	$93,654

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended, December 31,
	2024	2023
Revenue
Leases	$13,265	$20,504
Products and services	51,568	55,850
	64,833	76,354
Cost of goods sold
Leases	3,249	4,312
Products and services	17,278	19,875
	20,527	24,187
Gross profit	44,306	52,167
Operating expenses:
Selling and marketing	28,332	31,231
General and administrative	36,470	41,048
Research and development	6,688	8,197
Total operating expenses	71,490	80,476
Loss from operations	(27,184)	(28,309)
Other expenses:
Foreign exchange (gain) loss	2,135	(295)
Finance expenses	6,885	6,893
Loss on disposal of subsidiaries	23	174
Loss on debt extinguishment	11,355	2,040
Loss before income taxes	(47,582)	(37,121)
Income tax benefit	(611)	(71)
Net loss	(46,971)	(37,050)
Net loss attributable to stockholders of the Company	(46,996)	(37,250)
Net income attributable to non-controlling interest	25	200

Net loss per share:
Basic	$(71.21)	$(68.47)
Diluted	$(71.21)	$(68.47)
Weighted-average number of shares used in per share calculation:
Basic	660	544
Diluted	660	544

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(46,971)	$(37,050)
Loss attributable to stockholders of the Company	(46,996)	(37,250)
Income attributable to non-controlling interest	25	200
Comprehensive loss	$(46,971)	$(37,050)

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Preferred Shares				Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	2023 Series X Private Placement Shares*	2024 Series Y Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity
Balance — January 1, 2023	3,185,000	—	—	—	518,745	$29	$232,169	$(224,105)	$645	$8,738
Net loss — the Company	—	—	—	—	—	—	—	(37,250)	—	(37,250)
Net income — non-controlling interest	—	—	—	—	—	—	—	—	200	200
Adoption of ASC 326	—	—	—	—	—	—		(548)		(548)
Dividends from subsidiaries	—	—	—	—	—	—			(275)	(275)
Restricted share units vested	—	—	—	—	2,250	0*	—	—	—	-
2023 Series X Private Placement shares	—	—	256,356	—	—	—	7,040	—	—	7,040
2023 Private Placement shares, net of costs	—	1,575,810	—	—	—	—	3,694	—	—	3,694
Beneficial conversion feature	—	—	—	—	—	—	2,567	—	—	2,567
Issuance of common stock	—	—	—	—	31,210	1	815	—	—	816
Stock-based compensation	—	—	—	—	—	—	1,569	—	—	1,569
Balance — December 31, 2023	3,185,000	1,575,810	256,356	—	552,205	$30	$247,854	$(261,903)	$570	$(13,449)
Net loss — the Company	—	—	—	—	—	—	—	(46,996)	—	(46,996)
Net income — non-controlling interest	—	—	—	—	—	—	—	—	25	25
2024 Registered Direct Offering shares and warrants, net of costs	—	—	—	—	74,342	0*	977	—	—	977
2023 Series X Private Placement shares dividends	—	—	33,580	—	—	—	—	—	—	-
Conversion of 2022 Private Placement shares	(1,350,000)	—	—	—	81,825	0*	—	—	—	-
Exchange of MSLP Loan for Series Y Private Placement shares	—	—	—	780,569	—	—	61,354	—	—	61,354
Dividends from subsidiaries	—	—	—	—	—	—	—	—	(126)	(126)
Issuance of common stock	—	—	—	—	758	0*	10	—	—	10
Stock-based compensation	—	—	—	—	—	—	1,043	—	—	1,043
Balance — December 31, 2024	1,835,000	1,575,810	289,936	780,569	709,130	$30	$311,238	$(308,899)	$469	$2,838

* Presented as $0 due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(46,971)	$(37,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,889	4,115
Stock-based compensation	1,043	1,569
Provision for bad debt	1,426	1,350
Provision for inventory obsolescence	1,048	1,158
Finance expenses and accretion	5,391	2,206
Deferred tax recovery	(443)	(69)
Loss on sale of subsidiary	23	174
Loss on disposal of property and equipment	93	10
Loss on debt extinguishment	11,355	2,040
Changes in operating assets and liabilities:
Accounts receivable short- and long-term	12,487	14,891
Inventories	4,463	(324)
Prepaid expenses	470	390
Advances to suppliers	(423)	277
Other current assets	800	1,603
Operating right-of-use assets, net	1,235	1,345
Other long-term assets	(699)	47
Trade payables	(2,211)	1,005
Accrued expenses and other current liabilities	(1,607)	(5,089)
Current operating lease liabilities	(268)	(217)
Severance pay funds	85	168
Unearned interest income	(868)	(1,215)
Long-term operating lease liabilities	(1,165)	(1,059)
Other long-term liabilities	(219)	(184)
Net cash used in operating activities	(11,066)	(12,859)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(123)	(116)
Net cash used in investing activities	(123)	(116)
CASH FLOWS FROM FINANCING ACTIVITIES:
2024 Registered Direct Offering shares and warrants, net of costs $222	977	6,261
2024 Convertible Notes issued to EW, net of costs $393	1,607	-
Proceeds from issuance of common stock	10	816
Proceeds from Short-term Bridge Financing by Madryn, net of costs $342	7,596	—
Dividends from subsidiaries paid to non-controlling interest	(126)	(275)
Net cash provided by financing activities	10,064	6,802
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,125)	(6,173)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	5,396	11,569
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$4,271	$5,396
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$128	$124
Cash paid for interest	$1,610	$4,473

The accompanying notes are an integral part of these consolidated financial statements.

VENUS CONCEPT INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. NATURE OF OPERATIONS

Venus Concept Inc. is a global medical technology company that develops, commercializes, and sells minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. The Company's systems have been designed on cost-effective, proprietary and flexible platforms that enable it to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. The Company was incorporated in the state of Delaware on November 22, 2002. In these notes to the consolidated financial statements, the “Company,” “Venus Concept,” “our,” and “we,” refer to Venus Concept Inc. and its subsidiaries on a consolidated basis.

Review of Strategic Alternatives

On January 24, 2024, the Company announced that the Board is evaluating potential strategic alternatives to maximize shareholder value. As part of the process, the Board is considering a full range of strategic alternatives, which may include one or more financings, mergers, reverse mergers, other business combinations, sales of assets, licensings or other transactions.

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  December 31, 2024 and  December 31, 2023, the Company had an accumulated deficit of $308,899 and $261,903, respectively, though, the Company was in compliance with all required covenants as of  December 31, 2024, and  December 31, 2023. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the consolidated financial statements are issued. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

Given the economic uncertainty in U.S. and international markets, the Company cannot anticipate the extent to which the current financial market conditions will continue to adversely impact the Company’s business and the Company  may need additional capital or refinance existing debt to fund its future operations and to access the capital markets sooner than planned. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, it  may be compelled to reduce the scope of its operations and planned capital expenditures or sell certain assets, including intellectual property assets. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the uncertainty. Such adjustments could be material.

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

Nasdaq Bid-Price Deficiency - Extension and Regain Compliance

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

On March 18, 2025, the Company received a notice from Nasdaq stating that, following the completion of the Reverse Stock Split, the Company regained compliance with the Bid Price Requirement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and with the instructions to Form 10-K and Regulation S-X.

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of December 31, 2024 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses and the carrying value of intangible and long-lived assets.

At the special meeting of the Company’s shareholders held on  February 14, 2025, the Company’s shareholders granted the Company’s Board discretionary authority to implement a consolidation of the issued and outstanding common shares of the Company (a "Reverse Stock Split") and to fix the specific ratio within a range of one-for-five (1-for-5) to one-for-sixteen (1-for-16) consolidation. On February 28, 2025, the Company filed an amendment to the Company’s Certificate of Incorporation to implement the Reverse Stock Split based on a one-for-eleven (1-for-11) consolidation ratio on March 3, 2025. The Company’s common shares began trading on the Nasdaq Capital Market on a reverse split-adjusted basis under the Company’s existing trade symbol “VERO” at the opening of the market on  March 4, 2025. In accordance with U.S. GAAP, the change has been applied retroactively.

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

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company’s products, competition from substitute products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals. If the Company fails to adhere to the Food and Drug Administration's ("FDA") Quality System Regulation, or regulations in countries other than the United States, the FDA or other regulators may withdraw its market clearances or take other action. The Company relies on suppliers to manufacture some of the components used in its products. The Company’s suppliers may encounter supply interruptions or problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, including the FDA’s Quality System Regulation, making errors in manufacturing or losing access to critical services and components, any of which could delay or impede the Company’s ability to meet demand for its products.

The Company has borrowings with interest rates that are subject to fluctuations as charged by the lender. The Company does not use derivative financial instruments to mitigate the exposure to interest rate risk. The Company’s objective is to have sufficient liquidity to meet its liabilities when due. The Company monitors its cash balances and cash used in operating activities to meet its requirements. As of December 31, 2024 and 2023, the most significant financial liabilities are trade payables, accrued expenses and other current liabilities and long-term debt.

Concentration of Customers

For the years ended December 31, 2024 and 2023, there were no customers accounting for more than 10% of the Company’s revenue and no customers accounting for more than 10% of the Company’s accounts receivable.

Allowance for Expected Credit Losses

Trade accounts receivable do not bear interest and are typically not collateralized. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for expected credit losses. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for expected credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to the Company's consolidated financial position, results of operations and cash flows. The allowance for expected credit losses was $3,786 and $7,415 as of December 31, 2024 and 2023, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value and include raw materials, work in progress ("WIP") and finished goods. Cost for raw materials is determined on a standard cost basis utilizing the weighted average cost of historical purchases, which approximates actual cost.

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

Long-term Receivables

Long-term receivables relate to our internal lease program revenues or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, plus accrued interest, net of the allowance for credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% to 10% for the year ended December 31, 2024 and 8% to 10% for the year ended December 31, 2023. Unearned interest revenue represents the interest only portion of the respective lease program payments and will be recognized in income over the respective payment term as it is earned.

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

For a finance lease, the right-of-use asset is subsequently depreciated using the straight-line method from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term. The estimated useful lives of right-of-use assets are determined based upon the lease term. For an operating lease, amortization of the right-of-use asset is calculated on a straight-line rent basis over the lease term. In addition, the right-of-use asset is periodically reduced by impairment losses, if any, and adjusted for certain remeasurements of the lease liability.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. For assets that are to be held and used, impairment is assessed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying values. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value and estimated net realizable value. During the years ended December 31, 2024 and 2023, there was no impairment of long-lived assets.

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

Deferred Revenue

Deferred revenues represent payments received prior to the income being earned. Once the equipment has been delivered or the services have been rendered, these amounts are recognized in income.

Revenue Recognition

The Company generates revenue from (1) sales of systems through our internal financing programs, in accordance with ASC 842, "Leases" ("ASC 842"), traditional system sales to customers and distributors, (2) other product revenues from the sale of ARTAS procedure kits, marketing supplies and kits, consumables and (3) and our extended warranty service contracts provided to existing customers.

Many of the Company’s products are sold under our Venus Prime program and legacy subscription model, with unencumbered title passing to the customer at the earlier of the end of the term and when the payment is received in full. The internal financing programs include an initial deposit followed by monthly installments typically over a period of 36 months. In accordance with ASC 842, these arrangements are considered to be sales-type leases, where the present value of all cash flows to be received within the arrangement is recognized upon shipment to the customer and achievement of the required revenue recognition criteria. Various accounting and reporting systems are used to monitor subscription receivables which include providing access codes to operate the machines to paying customers and restricting access codes on machines to non-paying customers.

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

Cost of Goods

For internal lease program sales (qualifying as sales-type lease arrangements) and product sales, the costs are recognized upon shipment to the customer or distributor.

Advertising Costs

The cost of advertising and media is expensed as incurred and included within Selling and marketing in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, advertising costs totaled $1,217 and $1,121, respectively.

Research and Development

Research and development costs are charged to operations as incurred. Major components of research and development expenses consist of personnel costs, including salaries and benefits, hardware and software research and development costs, and clinical studies.

Warranty

The Company provides a standard warranty against defects for all of its systems. The warranty period begins upon shipment and is for a period of one year.

The Company records a liability for accrued warranty costs at the time of sale of a system, which consists of the warranty on products sold based on historical warranty costs and management's estimates. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts thereof as necessary. The Company also provides an extended warranty service. Extended warranty can be purchased at any time after the purchase of a system and prior to the expiration of the standard warranty provided with the sale of the system. Extended warranty services include standard warranty services. The Company recognizes the revenue from the sale of an extended warranty over the period of the extended warranty and accounts it for separately from the standard warranty.

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

Recently Adopted Accounting Standards

In  August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”): Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments requires the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for the Company on  January 1, 2024, with early adoption permitted. On  January 1, 2024, the adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements or disclosures.

In November 2023, the FASB issued ASU No. 2023-07 ("ASU 2023-07") Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU must be applied on a retrospective basis to all prior periods presented in the consolidated financial statements. The Company adopted the guidance in the fiscal year beginning January 1, 2024. There was no impact on the Company's reportable segments identified and additional required disclosures have been included in Note 17.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2024	2023
Numerator:
Net loss	$(46,971)	$(37,050)
Net loss allocated to stockholders of the Company	$(46,996)	$(37,250)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic and diluted	660	544
Net loss per share:
Basic and diluted	$(71.21)	$(68.47)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2024 and 2023 because including them would have been antidilutive:

	December 31,
	2024	2023
Options to purchase common stock	89,325	89,449
Preferred stock	7,852,840	808,050
Shares reserved for convertible notes	268,356	89,393
Warrants for common stock	153,147	96,598
Total potential dilutive shares	8,363,668	1,083,490

4. FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities are initially recognized at fair value when the Company becomes a party to the contractual provisions of the financial instrument. Subsequently, all financial instruments are measured at either amortized cost using the effective interest method or via fair value.

The financial instruments of the Company consist of cash and cash equivalents, restricted cash, accounts receivable, long-term receivables, trade payables, accrued expenses and other current liabilities, note payable, embedded derivatives, warranty liability, accrued severance pay, other long-term liabilities and long-term debt. In view of their nature, the fair value of these financial instruments approximates their carrying amounts.

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

The Company's convertible notes (see Note 13) contain an embedded derivative feature that was required to be bifurcated and remeasured to fair value at each reporting period based on significant inputs not observable in the market, and is classified as a Level 3 measurement according to the fair value hierarchy described above. The changes in fair value recognized as a component of finance expenses. The fair value of derivative liability was determined using a probability-weighted expected return method (“PWERM”) using the “With and Without” approach (a form of an income approach). Under this approach various scenarios were considered to trigger the change of control, conversion, and redemption scenarios constituting the embedded derivative. The PWERM analysis contains inherent assumptions related to expected stock price volatility, conversion and redemption timing, and risk-free interest rate. Due to the use of significant unobservable inputs, the overall fair value measurement of the derivative liability is classified as Level 3.

The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy, and there were no transfers between Level 1, Level 2 and Level 3 for the periods presented:

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$28	$—	$28
Total assets	$—	$28	$—	$28
Liabilities
Derivative Liability	$—	$—	$175	$175
Total liabilities	$—	$—	$175	$175

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$62	$—	$62
Total assets	$—	$62	$—	$62

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

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company’s consolidated balance sheets. The Company’s financing receivables, consisting of sales-type leases, totaled $19,262 and $32,393 at December 31, 2024 and 2023, respectively, and are included in accounts receivable and long-term receivables on the consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for expected credit losses as of December 31, 2024 and 2023. Based upon such assessment, the Company recorded an allowance for expected credit losses totaling $3,786 and $7,415 as of December 31, 2024 and 2023, respectively. The balance as of December 31, 2023 included $0.5 million due to the adoption of revised guidance of ASC 326 "Financial Instruments - Credit Losses" (Topic 326) Measurement Credit Losses on Financial Instruments.

A summary of the Company’s accounts receivables is presented below:

	As of December 31,
	2024	2023
Gross accounts receivable	$31,041	$47,884
Unearned income	(1,271)	(2,139)
Allowance for expected credit losses	(3,786)	(7,415)
	$25,984	$38,330
Reported as:
Current trade receivables	$18,721	$29,151
Current unearned interest income	(907)	(1,468)
Long-term trade receivables	8,534	11,318
Long-term unearned interest income	(364)	(671)
	$25,984	$38,330

Current Venus Prime and subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for expected credit losses, to be received by the Company over the next 5 years:

		December 31,
	Total	2025	2026	2027	2028	2029
Current financing receivables, net of allowance of $961	$10,728	$10,728	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $384	8,534	—	5,678	2,819	37	—
	$19,262	$10,728	$5,678	$2,819	$37	$—

Accounts receivable from our Venus Prime program bear interest commensurate with the customer's credit risk. Accounts receivable from our legacy subscription model do not bear interest and are typically not collateralized. The Company performs credit evaluations on new and existing customers' financial condition and maintains an allowance for expected credit losses. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for expected credit losses. Accounts receivables are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to its consolidated balance sheets, results of operations and cash flows.

The allowance for expected credit losses consisted of the following activity:

	As of December 31,
	2024	2023
Balance at beginning of year	$7,415	$13,619
Write-offs	(5,055)	(7,554)
Provision	1,426	1,350
Balance at end of year	$3,786	$7,415

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	December 31,
	2024	2023
Raw materials	$1,649	$1,949
Work-in-progress	1,658	2,048
Finished goods	14,254	19,075
Total inventory	$17,561	$23,072

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the year from upgraded sales. The Company expensed $18,137 and $22,687 in cost of goods sold for the years ending December 31, 2024 and December, 31, 2023, respectively. The balance of cost of goods sold represents the sale of applicators, parts, consumables and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of December 31, 2024 and December 31, 2023, a provision for obsolescence of $1,977 and $2,733 was taken against inventory, respectively. The Company had write-offs of inventory of $1,804 and $1,683 for the years ending December 31, 2024 and 2023, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

		December 31,
	Useful Lives (in years)	2024	2023
Lab equipment tooling and molds	4 – 10	$4,549	$4,356
Office furniture and equipment	6 – 10	1,160	1,223
Leasehold improvements	up to 10	752	854
Computers and software	3	863	919
Vehicles	5 – 7	57	37
Demo units	5	214	214
Total property and equipment		7,595	7,603
Less: Accumulated depreciation		(6,659)	(6,281)
Total property and equipment, net		$936	$1,322

Depreciation expense amounted to $415 and $642 for the years ended  December 31, 2024 and 2023, respectively.

Other Current Assets

Other current assets consist of the following:

	December 31,
	2024	2023
Government remittances (1)	$560	$1,336
Consideration receivable from subsidiaries sale	49	85
Sundry assets and miscellaneous	495	504
Total other current assets	$1,104	$1,925

(1)	Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2024	2023
Payroll and related expense	$3,336	$2,260
Accrued expenses	3,552	3,924
Commission accrual	2,096	2,385
Sales and consumption taxes	2,449	3,868
Total accrued expenses and other current liabilities	$11,433	$12,437

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	December 31,
	2024	2023
Balance as of the beginning of the year	$1,363	$1,482
Warranties issued during the year	727	933
Warranty costs incurred during the year	(951)	(1,052)
Balance at the end of the year	$1,139	$1,363
Current	917	1,029
Long-term	222	334
Total	$1,139	$1,363

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	Year Ended December 31,
	2024	2023
Interest expense	$6,469	$6,629
Change in fair value of derivative liability	(771)	—
Accretion on long-term debt and amortization of fees	1,187	264
Total finance expenses	$6,885	$6,893

7. LEASES

We lease certain equipment, vehicles, and office space. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. Leases are presented in our consolidated balance sheets within Operating right-of-use-assets, net, Operating lease liabilities – current, and Operating lease liabilities – long-term.

The following presents the various components of lease costs.

	Year Ended December 31,
	2024	2023
Operating lease cost	$1,455	$1,933

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the amounts below.

	Year Ended December 31,
	2024	2023
Operating cash outflows from operating leases	$1,455	$1,933

The following table presents the weighted-average lease term and discount rate for operating leases.

	Year Ended December 31,
	2024	2023
Operating leases
Weighted-average remaining lease term	1.63 yrs.	2.8 yrs.
Weighted-average discount rate	4.00%	4.00%

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.

Years ending December 31,	Operating leases
2025	$1,322
2026	1,131
2027	587
2028	192
2029	320
Thereafter	—
Imputed Interest (1)	(233)
Total	$3,319

(1)	Imputed interest represents the difference between undiscounted cash flows and cash flows.

8. INTANGIBLE ASSETS

The carrying values of goodwill and indefinite-life intangible assets are subject to annual impairment assessment as of the last day of each fiscal year. Between annual assessments, impairment review may also be triggered by any significant events or changes in circumstances affecting the Company’s business. Based on the analysis of the intangible assets performed by management as of December 31, 2024 and 2023, no impairment was considered necessary.

Intangible assets net of accumulated amortization were as follows:

	At December 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(616)	$784
Brand	2,500	(1,593)	907
Technology	16,900	(14,553)	2,347
Supplier agreement	3,000	(2,065)	935
Total intangible assets	$23,800	$(18,827)	$4,973

	At December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(522)	$878
Brand	2,500	(1,330)	1,170
Technology	16,900	(11,735)	5,165
Supplier agreement	3,000	(1,767)	1,233
Total intangible assets	$23,800	$(15,354)	$8,446

Amortization expense was $3,474 and $3,473 for the years ended December 31, 2024 and 2023, respectively.

Estimated amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2025	$3,004
2026	657
2027	657
2028	244
2029	93
Thereafter	318
Total	$4,973

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2024, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $13.6 million. In addition, as of December 31, 2024, the Company had $2.1 million of open purchase orders that can be cancelled with 270 days’ notice.

Aggregate future service and purchase commitments with manufacturers as of December 31, 2024 are as follows:

Years ending December 31,	Purchase and Service Commitments
2025	$13,308
2026 and Thereafter	286
Total	$13,594

10. MAIN STREET TERM LOAN

On December 8, 2020, the Company executed the MSLP Loan Agreement, the MSLP Note, and related documents for a loan in the aggregate amount of $50,000 for which CNB will serve as a lender pursuant to the MSLP Loan. On December 9, 2020, the MSLP Loan had been funded and the transaction was closed. The MSLP Note has a term of five years and bears interest at a rate per annum equal to 30-day LIBOR plus 3%. On December 8, 2023 and December 8, 2024, the Company must make an annual payment of principal plus accrued but unpaid interest in an amount equal to fifteen percent (15%) of the outstanding principal balance of the MSLP Note (inclusive of accrued but unpaid interest). The entire outstanding principal balance of the MSLP Note at maturity, together with all accrued and unpaid interest is due and payable in full on December 8, 2025. The Company may prepay the MSLP Loan at any time without incurring any prepayment penalties. The MSLP Note provides for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. In addition, the MSLP Loan Agreement and MSLP Note contain various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of the Company’s assets, incur, create, or permit to exist additional indebtedness, or liens, to make dividends and other restricted payments, and to make certain changes to its ownership structure.

On  October 4, 2023, the Company, Venus USA Inc., Venus Canada and Venus Ltd. (Venus Ltd., together with Venus USA, Venus Canada and the Company, the "Loan Parties") entered into the Loan Modification Agreement with CNB, which modified certain terms of the MSLP Loan Agreement. The primary modifications of the MSLP Loan Modification were (i) the principal payment in the amount of 15% of the outstanding principal balance of the loan originally due December 31, 2023 is deferred until maturity, (ii) the principal payment in the amount of 15% of the outstanding principal balance of the loan originally due December 31, 2024 is reduced to 7.5% with the remainder deferred until maturity, (iii) the interest rate of the loan is reset from one-month LIBOR plus three percent (3%) to one-month term Secured Overnight Financing Rate (SOFR) plus three and one-quarter percent (3.25%), and (iv) Venus USA has assigned certain of its subscription sales contracts to CNB.

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

On May 24, 2024, the Company entered into the 2024 Exchange Agreement whereby the Company exchanged $52,142 in aggregate principal amount outstanding under the MSLP Loan Agreement for $17,142 in New Secured Notes and 576,986 shares of Series Y Convertible Preferred Stock. The Series Y Convertible Preferred Stock is priced at $667.26 per share, being equal to the product of (i) the average closing price (as reflected on Nasdaq.com) of the Company's common stock for the five trading days immediately preceding date of the 2024 Exchange Agreement, multiplied by (ii) 9.0909. The New Secured Notes follow the same terms as the MSLP Loan Agreement. As part of the extinguishment of principal, the Company recognized a $10.9 million non-cash loss.

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

On October 31, 2024, the Loan Parties entered into a consent agreement with the Lenders which granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through November 30, 2024, and (ii) permit Venus USA to apply the November 8, 2024 cash interest payment due to the respective outstanding principal balance of each Note.

On November 26, 2024, the Loan Parties entered into a consent agreement with the Lenders which granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through December 31, 2024, (ii) permit Venus USA to apply the December 8, 2024 cash interest payment due to the respective outstanding principal balance of each Note, and (iii) defer the previously scheduled December 2024 principal payment to maturity.

On December 31, 2024, the Loan Parties entered into a consent agreement with the Lenders which granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through January 31, 2025, and (ii) permit Venus USA to apply the January 8, 2025 cash interest payment due to the respective outstanding principal balance of each Note.

As of December 31, 2024 and December 31, 2023, the Company was in compliance with all required covenants.

The scheduled payments, inclusive of principal and estimated interest, on the outstanding borrowings as of December 31, 2024 are as follows:

As of December 31, 2025
2025	$162
2026	2,973
Total	$3,135

11. MADRYN DEBT AND CONVERTIBLE NOTES

Convertible Notes

On October 11, 2016, Venus Ltd. entered into the Madryn Credit Agreement, pursuant to which Madryn agreed to make certain loans to certain of Venus Concept’s subsidiaries.

On December 9, 2020, contemporaneously with the MSLP Loan Agreement (Note 10), the Company and its subsidiaries, Venus USA, Venus Ltd., Venus Canada, and the Madryn Noteholders (as defined below), entered into the Exchange Agreement dated as of December 8, 2020, pursuant to which the Company on December 9, 2020 (i) repaid $42.5 million aggregate principal amount owed under the Madryn Credit Agreement, and (ii) issued to the Madryn Noteholders the Notes. The Madryn Credit Agreement was terminated effective December 9, 2020 upon the funding and closing of the MSLP Loan and the issuance of the Notes.

On October 4, 2023, the Company entered into the 2023 Exchange Agreement with the Madryn Noteholders. Pursuant to the 2023 Exchange Agreement, the Madryn Noteholders agreed to exchange (the "Exchange") $26.695 million in aggregate principal amount of outstanding secured convertible notes of the Company for (i) secured subordinated convertible notes in aggregate principal amount of $22.792 million (the “New Convertible Notes”) and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock" (the "Series X Preferred Stock"). The Series X Preferred Stock is priced at $221.10 per share, being equal to the "Minimum Price" as set forth in Nasdaq Listing Rule 5635(d), multiplied by 0.9091. The New Convertible Notes accrue interest at a rate of 3-month adjusted term Secured Overnight Financing Rate (SOFR) plus 8.50% per annum. In the case of an event of default under the New Convertible Notes, the then-applicable interest rate will increase by four percent (4.00%) per annum. Interest is payable in kind in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on December 31, 2023. The New Convertible Notes mature on December 9, 2025, unless earlier redeemed or converted. As part of the extinguishment of principal, the Company recognized a $2.0 million loss.

On May 24, 2024, as required by the 2024 Exchange Agreement (Note 10), the New Convertible Notes were amended to, among other things, align the covenant protections in favor of the Madryn Noteholders with the MSLP Loan Agreement, as amended by the MSLP Loan Amendment.

As of December 31, 2024, the Company had approximately $27.1 million principal and interest of New Convertible Notes and Notes outstanding that were issued pursuant to the 2024 Exchange Agreement.

In connection with the New Convertible Notes and Notes, the Company recognized interest expense of $3,502 and $2,438 during the years ended December 31, 2024 and December 31, 2023, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the New Convertible Notes and Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The New Convertible Notes and Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the New Notes and Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations.

The scheduled payments, inclusive of principal and interest, on the outstanding borrowings of the Notes and New Convertible Notes as of December 31, 2024 totals $35,176 and are due in 2026. For the years ended December 31, 2024 and 2023, the Company did not make any principal repayments.

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

On October 30, 2024, the 2024 Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $1,000, which was fully funded on November 1, 2024.

On October 31, 2024, the Bridge Financing Loan Parties entered into an Eighth Bridge Loan Amendment Agreement which extended the maturity date of the Bridge Financing from October 31, 2024 to November 30, 2024.

On November 26, 2024, the Bridge Financing Loan Parties entered into a Ninth Bridge Loan Amendment Agreement which (i) increased the Delayed Draw Commitment from $3,000 to $6,000, and (ii) extended the maturity date of the Bridge Financing from November 30, 2024 to December 31, 2024. The 2024 Lenders also agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $1,200, which was fully funded on November 26, 2024.

On  December 5, 2024, the 2024 Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $1,500, which was fully funded on December 9, 2024.

On December 31, 2024, the Bridge Financing Loan Parties entered into a Tenth Bridge Loan Amendment Agreement which extended the maturity date of the Bridge Financing from December 31, 2024 to January 31, 2025.

The scheduled payments, inclusive of principal and interest of $8,519 will be paid at maturity. For the year ended December 31, 2024, the Company did not make any principal payments.

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

The 2024 Notes accrue interest at a rate equal to the 90-day adjusted term Secured Overnight Financing Rate (SOFR) plus 8.50% per annum; provided, however, that if there is an Event of Default (as defined below), the then-applicable interest rate will increase by 4.00% per annum. Interest is payable in kind in arrears on the last business day of each calendar quarter of each year after the original issuance date, beginning on March 31, 2024. The 2024 Notes mature on December 9, 2025, unless earlier redeemed or converted, at which time all outstanding principal and interest is payable in cash, except as described below. At any time prior to the maturity date, a holder may convert the 2024 Notes at their option into shares of common stock at the then-applicable conversion rate. The initial conversion rate is 72.6691 shares of common stock per one-thousand principal amount of 2024 Notes, which represents an initial conversion price of approximately $13.761 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments. The 2024 Notes are redeemable, in whole and not in part, at the Company’s option at any time, at a redemption price equal to the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, to, the redemption date, plus a redemption premium. The Company’s redemption option is subject to satisfaction of the conditions set forth in the 2024 Notes, including that a registration statement covering the resale of the shares of common stock issuable upon conversion of the 2024 Notes is effective and available for use.

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

As of December 31, 2024, the Company had approximately $2.3 million principal and interest of the 2024 Notes outstanding that were issued pursuant to the Note Purchase Agreement.

In connection with the 2024 Notes, the Company recognized interest expense of $0.3 million during the year ended December 31, 2024. The 2024 Notes contained a conversion option, redemption right upon an event of default, change of control scenario, and interest rate penalty upon an event of default which were evaluated under ASC 815, Derivatives and Hedging, and determined that these features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations. The fair value of the embedded derivative liability at issuance and as of December 31, 2024 were $0.9 million and $0.2 million, respectively.

As of December 31, 2024, the Company was in compliance with all required covenants. The scheduled payments, inclusive of principal and interest of $2,965 are due in 2026 as per the amendment discussed in Note 19. For the year ended December 31, 2024, the Company did not make any principal payments.

14. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all classes of preferred stock, convertible promissory notes, options granted and available for grant under the incentive plans and warrants to purchase common stock.

	December 31, 2024	December 31, 2023
Outstanding common stock warrants	153,147	96,598
Outstanding stock options and RSUs	89,325	89,449
Preferred shares	7,852,840	808,050
Shares reserved for conversion of future preferred share issuance	500,735	531,262
Shares reserved for future option grants and RSUs	29,094	8,917
Shares reserved for Lincoln Park	—	64,653
Shares reserved for Madryn Noteholders	118,182	118,182
Shares reserved for EW Noteholders	190,910	—
Total common stock reserved for issuance	8,934,233	1,717,111

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

Reverse Stock Split

At the annual and special meeting of the Company's shareholders held on May 10, 2023, the Company's shareholders granted the Company's Board discretionary authority to implement the Reverse Stock Split and to fix the specific consolidation ratio within a range of one-for-five (1-for-5) to one-for-fifteen (1 for 15). On May 11, 2023, the Company filed an amendment to the Company’s Certificate of Incorporation to implement the Reverse Stock Split based on a one-for-fifteen (1-for-15) consolidation ratio. The Company’s common shares began trading on the Nasdaq Capital Market on a reverse split-adjusted basis under the Company’s existing trade symbol “VERO” at the opening of the market on  May 12, 2023.

At the special meeting of the Company’s shareholders held on February 14, 2025, the Company’s shareholders granted the Company’s Board discretionary authority to implement the Reverse Stock Split and to fix the specific consolidation ratio within a range of one-for-five (1-for-5) to one-for-sixteen (1 for 16). On February 28, 2025, the Company filed an amendment to the Company’s Certificate of Incorporation to implement the Reverse Stock Split based on a one-for-eleven (1-for-11) consolidation ratio on March 3, 2025. The Company’s common shares began trading on the Nasdaq Capital Market on a reverse split-adjusted basis under the Company’s existing trade symbol “VERO” at the opening of the market on  March 4, 2025.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, the Company entered into a purchase agreement (the “Equity Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $31,000 worth of shares of its common stock, par value $0.0001 per share, pursuant to its shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that the Company can sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed 47,050 shares (subject to adjustment) of common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Equity Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) with Equity Purchase Agreement equals or exceeds $655.9575 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules.) Also, at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of the Company’s issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares of common stock issued under the Equity Purchase Agreement (the “Registration Rights Agreement”).

From commencement to expiry on July 1, 2022, the Company issued and sold to Lincoln Park 20,831 shares of its common stock at an average price of $445.50 per share, and 1,271 of these shares were issued to Lincoln Park as a commitment fee in connection with entering into the Equity Purchase Agreement (the “Commitment Shares”). The total value of the Commitment Shares of $620 together with the issuance costs of $123 were recorded as deferred issuance costs in the consolidated balance sheet at inception and were amortized into consolidated statements of stockholders’ equity proportionally based on proceeds received during the term of the Equity Purchase Agreement. In 2022, the Company issued 2,425 shares of its common stock and the proceeds from common stock issuances as of December 31, 2022 were $272, with no issuance costs. The proceeds in the amount of $272 were recorded in the consolidated statements of cash flows as net cash proceeds from issuance of common stock. The Equity Purchase Agreement expired on July 1, 2022, and was replaced with the 2022 LPC Purchase Agreement discussed below.

2022 LPC Purchase Agreement with Lincoln Park

On July 12, 2022, the Company entered into a purchase agreement (the “2022 LPC Purchase Agreement”) with Lincoln Park, as the Equity Purchase Agreement expired on July 1, 2022. The 2022 LPC Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $11,000 of shares (the “Purchase Shares”) of its common stock, par value $0.0001 per share. Concurrently with entering into the 2022 LPC Purchase Agreement, the Company also entered into a registration rights agreement (the “2022 LPC Registration Rights Agreement”) with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2022 LPC Purchase Agreement. The aggregate number of shares that the Company can issue to Lincoln Park under the 2022 LPC Purchase Agreement may not exceed 78,020 shares of common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the 2022 LPC Purchase Agreement (the “2022 Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the 2022 Exchange Cap, in which case the 2022 Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the 2022 LPC Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the 2022 LPC Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the 2022 LPC Purchase Agreement, plus an incremental amount to take into account the issuance of the Commitment Shares to Lincoln Park under the 2022 LPC Purchase Agreement, such that the transactions contemplated by the 2022 LPC Purchase Agreement are exempt from the 2022 Exchange Cap limitation under applicable Nasdaq rules. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2022 LPC Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. Upon execution of the 2022 LPC Purchase Agreement, the Company issued 4,155 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement at the total amount of $330. Through December 31, 2023 the Company issued an additional 70,587 shares of common stock to Lincoln Park at an average price of $43.626 per share for a total value of $3,080. During the year ended December 31, 2024, the Company issued an additional 758 shares of common stock to Lincoln Park at an average price of $12.76 per share, for a total value of $10. The 2022 LPC Purchase Agreement expired on August 1, 2024.

The 2022 Private Placement

On November 18, 2022, we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 10,608 shares of our common stock and 3,185,000 shares of our Voting Preferred Stock. The 2022 Private Placement was completed on November 18, 2022. The gross proceeds from the securities sold in the 2022 Private Placement was $6,720. The costs incurred with respect to the 2022 Private Placement totaled $202 and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders' equity.

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

•

Liquidation. Each share of Voting Preferred Stock carries a liquidation preference, senior to the common stock, in an amount equal to the greater of (a) $330.00 (being the issuance price) and (b) the amount that would be distributed in respect of such share of Voting Preferred Stock if it were converted into common stock and participated in such liquidating distribution with the other shares of common stock.

•

Conversion. The Voting Preferred Stock will convert into shares of common stock on a one for 0.0606 basis (i) at the option of a 2022 Investor upon delivery of a valid conversion notice to the Company or (ii) at the option of the Company within 30 days following the earlier to occur of (a) the date on which the volume-weighted average price of the common stock has been greater than or equal to $206.25 for 30 consecutive trading days and (b) the date on which the Company has reported two consecutive fiscal quarters of positive cash flow.

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

•

Conversion. The Senior Preferred Stock will convert into shares of common stock on a one for 0.2424 basis at the option of (a) the investors at any time or (b) the Company within 30 days following the date on which the 30-day volume-weighted average price of the common stock exceeds the product of (i) the Purchase Price for the shares of senior preferred stock to be converted, multiplied by (ii) 2.75.

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

Series X Convertible Preferred Stock

On  October 4, 2023, the Company filed a Certificate of Designations with respect to the Series X Preferred Stock with the Secretary of State of the State of Delaware, thereby creating the Series X Preferred Stock. The Certificate of Designations authorizes the issuance of up to 400,000 shares of Series X Preferred Stock. The Series X Preferred Stock is convertible into shares of common stock on a one-for-0.9091 basis, in whole or in part, at the option of the holder at any time upon delivery of a valid conversion notice of the Company; provided, however, that the Series X Preferred Stock is subject to limitations on convertibility to the extent necessary to comply with the rules and regulations of the Nasdaq. The following is a summary of the material terms of the Series X Preferred Stock:

•

Voting Rights. The holders of the Series X Preferred Stock shall be entitled to vote on all matters on which holders of common stock shall be entitled to vote, and shall be entitled to a number of votes equal to the Converted Stock Equivalent which is 0.9091 common shares per 1 Series X Preferred Stock.

•

Liquidation. Each share of Series X Preferred Stock carries a liquidation preference, senior to the common stock and Voting Preferred Stock, in an amount equal to the Unpaid Liquidation Preference (as defined in the Certificate of Designations with respect to the Series X Preferred Stock) at that time.

•	Conversion. The Series X Preferred Stock will convert into shares of common stock on a 1-for-0.9091 basis at the option of the holders of Series X Preferred Stock at any time.

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

Series Y Convertible Preferred Stock

On  May 24, 2024, the Company filed a Certificate of Designations with respect to the Series Y Preferred Stock with the Secretary of State of the State of Delaware, thereby creating the Series Y Preferred Stock. The Certificate of Designations authorizes the issuance of up to 600,000 shares of Series Y Preferred Stock. The Series Y Preferred Stock is convertible into shares of common stock on a 1-for-9.0909 basis, at the option of the holder, in whole or in part, at any time upon delivery of a valid conversion notice of the Company; or (ii) automatically upon the Company completing an equity financing for common stock (or convertible preferred stock, provided that under such circumstances such financing will not be deemed completed until such preferred stock has been fully converted into common stock) that raises no less than $30.0 million in gross proceeds, among other requirements as set forth in the Certificate of Designations. Notwithstanding the foregoing, the Series Y Preferred Stock is subject to limitations on convertibility to the extent necessary to comply with the rules and regulations of Nasdaq. On September 26, 2024 the Company filed a Certificate of Amendment which increased the authorized number of shares of Series Y Preferred Stock from 600,000 shares to 900,000 shares. The following is a summary of the material terms of the Series Y Preferred Stock:

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

•

Conversion. The Series Y Preferred Stock will convert into shares of common stock on a 1-for-9.0909 basis at the option of the holders of Series Y Preferred Stock at any time, or automatically subject to certain conditions.

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

Registered Direct Offering

On February 22, 2024, the Company, entered into the SPA with the 2024 Investors, pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 74,342 shares of the Company’s common stock, at a price of $16.115 per share and (ii) the "2024 Investor Warrants," at an initial exercise price of $14.74 per share.

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

H.C. Wainwright & Co., LLC (“HCW”) acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 5,204 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are similar to the 2024 Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $20.1438 per share.

2010 Share Option Plan

In November 2010, the Board adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of December 31, 2024, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 3,155 (2,566 as of December 31, 2023).

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

Under the 2019 Plan, 2,728 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the "Merger"). As of December 31, 2024, there were 25,939 of shares of common stock available under the 2019 Plan (6,351 as of December 31, 2023). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023
Cost of sales	$36	$47
Selling and marketing	246	343
General and administrative	662	1,035
Research and development	99	144
Total stock-based compensation	$1,043	$1,569

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	6.00	6.00
Risk-free interest rate	4.23%	3.37-4.68%
Expected volatility	43.06%	42.93%
Expected dividend rate	0%	0%

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

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - January 1, 2024	89,435	$219.71	7.15	$—
Options granted	7,468	7.76	-	-
Options exercised	-	-	-	-
Options forfeited/cancelled	(7,578)	329.11	-	-
Outstanding - December 31, 2024	89,325	$192.68	6.88	$—
Exercisable – December 31, 2024	52,650	$282.07	6.16	$—
Expected to vest – after December 31, 2024	36,675	$64.35	7.91	$—

The following tables summarize information about stock options outstanding and exercisable at  December 31, 2024:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$0.7051 - $54.60	85,556	7.07	$146.78	48,893	6.44	$208.90
$63.90 - $119.25	3,554	2.42	1,075.95	3,542	2.42	1,075.15
$186.75 - $382.50	161	3.62	3,048.55	161	3.62	3,048.55
$405.00 - $438.75	27	0.70	4,468.75	27	0.70	4,468.75
$650.25 - $958.50	27	3.44	8,044.67	27	3.44	8,044.67
	89,325	6.88	$192.68	52,650	6.16	$282.07

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised was $nil and $nil for the years ended December 31, 2024 and 2023, respectively.

The weighted-average grant date fair value of options granted was $7.81 and $30.91 per share for the years ended December 31, 2024 and 2023, respectively. The fair value of options vested was $1,152 and $1,552 for the years ended December 31, 2024 and 2023, respectively.

16. INCOME TAXES

The geographical breakdown of loss before provision for income taxes is as follows:

	Year Ended December 31,
	2024	2023
United States	$(35,667)	$(41,197)
Other jurisdictions	(11,915)	4,076
Loss before income taxes	$(47,582)	$(37,121)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023
Current tax benefit:
Federal	$—	$—
Foreign	(168)	(2)
Total current tax benefit	(168)	(2)
Deferred tax benefit:
Federal	—	—
Foreign	(443)	(69)
Total deferred tax benefit	$(443)	$(69)
Total benefit for income taxes	$(611)	$(71)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $80,429 ($73,416 as of December 31, 2023) has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset is considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. The valuation allowance increased by $7,013 and $9,075 for the years ended  December 31, 2024 and 2023, respectively.

The Company’s effective tax rate substantially differed from the federal statutory tax rate primarily due to the change in the valuation allowance. The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for income taxes is as follows:

	Year Ended December 31,
	2024	2023
Loss before income taxes	$(47,582)	$(37,121)
Theoretical tax benefit at the statutory rate (21% in 2024 and 2023)	(9,992)	(7,796)
Differences in jurisdictional tax rates	(1,733)	(1,465)
Valuation allowance	10,479	8,452
Non-deductible expenses	648	1,059
Other	(13)	(321)
Total income tax benefit	(611)	(71)
Net loss	$(46,971)	$(37,050)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Property and equipment	$567	$685
Deferred revenue	1,532	1,453
Allowance for expected credit losses	2,916	3,188
Intangible assets	833	(20)
Non-deductible expenses	16,432	12,280
Warranty and other reserves	1,356	1,221
Other	2,124	1,373
Loss carryforwards	56,128	54,268
Valuation allowance	(80,429)	(73,416)
Total deferred tax assets	$1,459	$1,032
Deferred tax liabilities:
Deferred revenue	$—	$15
Total deferred tax liabilities	$—	$15

As of December 31, 2024, the Company had federal, state and foreign non-operating loss (“NOL”) carryforwards of approximately $229,631 ($217,643 in 2023). The use of these NOL carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the IRC and similar state provisions; however, a complete analysis of the limitation of the NOL carryforwards will not be complete until the time the Company projects it will be able to utilize such NOLs. The NOL carryforwards expire between 2024 and indefinitely, and valuation allowances have been reserved, where necessary. The Company also had federal and state research and development credit carryforwards of approximately $422 and $377 as of December 31, 2024. The federal credits will expire starting in 2025 if not utilized. The state credits have no expiration date.

We may recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. During the year, the Company determined that $1,459 of future tax benefits met this criterion.

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

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Tax years 2018 through 2024 remain open to examination by the Internal Revenue Service for U.S. federal tax purposes.

Uncertain Tax Positions

The activity related to gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023
Balance as of the beginning of the year	$113	$83
Increases related to tax positions in prior period	14	30
Balance as of the end of the year	$127	$113

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. If recognized, the impact on the Company’s effective tax rate would not be material due to the full valuation allowance. Management believes that there will not be any significant changes in the Company’s unrecognized tax benefits in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statements of operations. Accrued interest and penalties, if applicable, are included in accrued expenses and other current liabilities in the consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company did not recognize any accrued interest and penalties.

The activity related to the tax effected amount of the recognized tax position as follows:

	Year Ended December 31,
	2024	2023
Balance as of the beginning of the year	$-	$(376)
Reduction related to tax position taken during the current period	—	376
Balance as of the end of the year	$—	$—

The Company has derecognized the full amount of the potential tax liability plus interest as the uncertain tax position is statute barred as of December 31, 2024.

17. SEGMENT AND GEOGRAPHIC INFORMATION

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment as the CODM manages the Company's operations on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. When evaluating the Company's financial performance, the CODM regularly reviews gross margin, selling and marketing expenses, general and administrative expenses, and research and development expenses, and the CODM makes decisions using this information on a global basis. Significant expenses evaluated by the CODM are each separately presented on the Company’s Consolidated Statements of Operations.

Geographic Information

The Company does not assess the performance of individual product lines on measures of profit or loss, or asset-based metrics. Therefore, the information below is presented only for revenues by geography and type. Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Year Ended December 31,
	2024	2023
United States	$38,176	$43,454
International	26,657	32,900
Total revenue	$64,833	$76,354

As of December 31, 2024, long-lived assets in the amount of $8,705 were located in the United States and $1,063 were located in foreign locations. As of December 31, 2023, long-lived assets in the amount of $12,346 were located in the United States and $1,431 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.	Lease revenue - includes all system sales with typical lease terms of 36 months.

2.	System revenue - includes all systems sales with payment terms within 12 months.

3.	Product revenue - includes skincare, hair and other consumables payable upon receipt.

4.	Service revenue - includes NeoGraft technician services, ad agency services and extended warranty sales.

The following table presents revenue by type:

	Year Ended December 31,
	2024	2023
Lease revenue	$13,265	$20,504
System revenue	38,020	41,874
Product revenue	10,469	10,563
Service revenue	3,079	3,413
Total revenue	$64,833	$76,354

18. RELATED PARTY TRANSACTIONS

All amounts were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The following are transactions between the Company and parties related through employment.

Distribution agreements

On  January 1, 2018, the Company entered into a Distribution Agreement with Technicalbiomed Co., Ltd. (“TBC”), pursuant to which TBC will distribute the Company’s products in Thailand. A former senior officer of the Company is a 30.0% shareholder of TBC. For the year ended December 31, 2024 and 2023, TBC purchased products in the amount of $nil and $322, respectively, under this distribution agreement. These sales are included in products and services revenue. These sales are included in products and services revenue. TBC ceased being a related party as of June 2023.

In 2020, the Company made several strategic decisions to divest itself of underperforming direct sales offices and sold its share in several subsidiaries, including its 55.0% shareholding in Venus Concept Singapore Pte. Ltd. ("Venus Singapore"). On  January 1, 2021, the Company entered into a distribution agreement with Aexel Biomed Pte Ltd. (“Aexel Biomed”), formerly Venus Singapore, pursuant to which Aexel Biomed will continue to distribute the Company’s products in Singapore. A former senior officer of the Company is a 45.0% shareholder of Aexel Biomed. During the year ended December 31, 2024 and 2023, Aexel Biomed purchased products in the amount of $nil and $122, respectively, under the distribution agreement. These sales are included in products and services revenue. Aexel Biomed ceased being a related party as of June 2023.

19. SUBSEQUENT EVENTS

Consent Agreement

On January 28, 2025, the Company, Venus USA, Venus Canada, and Venus Ltd. (the “Loan Parties”) entered into a Consent Agreement with Madryn Health Partners, LP (“Madryn”) and Madryn Health Partners (Cayman Master), LP (“Madryn Cayman,” and together with Madryn, the “Lenders”) (the “Consent Agreement”).

The Consent Agreement granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through February 28, 2025, and (ii) to permit Venus USA to apply the February 8, 2025 cash interest payment due under each Note (as defined in the Consent Agreement) to the respective outstanding principal balance of each Note.

Eleventh Bridge Loan Amendment and Sixth Delayed Drawdown

On January 28, 2025, the Loan Parties entered into an Eleventh Bridge Loan Amendment Agreement with the Lenders (the “Eleventh Bridge Loan Amendment”). The Eleventh Bridge Loan Amendment amended the Loan and Security Agreement to (i) increase the Delayed Draw Commitment, as defined in the Loan and Security Agreement, from $6,000,000 to $11,000,000 and (ii) extend the maturity date of the Bridge Financing from January 31, 2025 to February 28, 2025.

On January 27, 2025, the Lenders agreed to provide the Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $3,000,000 (the “Sixth Delayed Drawdown”). The Sixth Delayed Drawdown was fully funded on January 28, 2024 following the effectiveness of the Eleventh Bridge Loan Amendment.

Seventh Delayed Drawdown

On February 21, 2025, the Lenders agreed to provide the Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $2,300,000 (the “Seventh Delayed Drawdown”). The Seventh Delayed Drawdown was partially funded on February 21, 2025 in the amount of $2,000,000 with the remainder funded on March 25, 2025.

Amendment and Consent Agreement

On February 28, 2025, the Loan Parties entered into an Amendment and Consent Agreement with the Lenders (the “Amendment and Consent Agreement”), to extend the maturity date of the MSLP Loan Agreement from December 8, 2025 to December 8, 2026.

The Amendment and Consent Agreement also granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through March 31, 2025, and (ii) permit Venus USA to apply the March 8, 2025 cash interest payment due under each Note (as defined in the Amendment and Consent Agreement) to the respective outstanding principal balance of each Note.

Amendment to Secure Subordinated Convertible Notes

On February 28, 2025, the Loan Parties and Holders entered into an Amendment to Secured Subordinated Convertible Notes agreement (the “Madryn Note Amendment”). The Madryn Note Amendment amended the New Notes to extend the maturity date of the New Notes from December 9, 2025 to December 9, 2026.

Twelfth Bridge Loan Amendment

On February 28, 2025, the Loan Parties entered into a Twelfth Bridge Loan Amendment Agreement with the Lenders (the “Twelfth Bridge Loan Amendment”). The Twelfth Bridge Loan Amendment amended the Loan and Security Agreement to extend the maturity date of the Bridge Financing from February 28, 2025 to March 31, 2025.

Amendment to Secured Subordinated Convertible Notes

On February 28, 2025, Loan Parties and EW Investors entered into an Amendment to Secured Subordinated Convertible Notes agreement (the “EW Note Amendment”). The EW Note Amendment amends the EW Notes to extend the maturity date of the EW Notes from December 9, 2025 to December 9, 2026.

Reverse Stock Split

On March 3, 2025, the Company effected a 1-for-11 reverse stock split (the “2025 Reverse Stock Split”) of the Company’s issued and outstanding common stock, par value $0.0001 per share by the filing of a Certificate of Amendment of Certificate of Incorporation (the “Certificate”) with the Secretary of State of the State of Delaware pursuant to the Delaware General Corporation Law. The 2025 Reverse Stock Split became effective at 5:00 p.m. Eastern Time on March 3, 2025. The Company’s common stock began trading on a 2025 Reverse Stock Split-adjusted basis as of the opening of the Nasdaq Capital Market on March 4, 2025.

Consent Agreement

On March 27, 2025, the Loan Parties entered into a Consent Agreement with the Lenders (the “March 2025 Consent Agreement”). The March 2025 Consent Agreement granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through April 30, 2025, and (ii) permit Venus USA to apply the April 8, 2025 cash interest payment due under each Note (as defined in the Consent Agreement) to the respective outstanding principal balance of each Note.

Thirteenth Bridge Loan Amendment

On March 27, 2025, the Loan Parties entered into a Thirteenth Bridge Loan Amendment Agreement with the Lenders (the “Thirteenth Bridge Loan Amendment”). The Thirteenth Bridge Loan Amendment amended the Loan and Security Agreement to (i) extend the maturity date of the Bridge Financing from March 31, 2025 to April 30, 2025 and (ii) increase the Delayed Draw Commitment, as defined in the Loan and Security Agreement, from $11,000,000 to $21,000,000.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of December 31, 2024, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.         Other Information.

Rule 10b5-1 Trading Plans

None.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

Item 16.	Form 10-K summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan or Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	3-15-19	2.1

2.2	Amendment No. 1, dated August 14, 2019, to the Agreement and Plan of Merger and Reorganization, dated March 15, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd., and Venus Concept Ltd.	8-K	8-20-19	2.1

2.3	Second Amendment to the Agreement and Plan of Merger and Reorganization, dated as of October 31, 2019, by and among Restoration Robotics, Inc., Radiant Merger Sub Ltd. and Venus Concept Ltd.	8-K	10-31-19	2.1

2.4	Master Asset Purchase Agreement between Venus Concept Ltd., the Neograft entities, Medicamat and Miriam Merkur, dated January 26, 2018.	10-K	3-30-20	2.4

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.4	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

3.5	Certificate of Designations of Voting Convertible Preferred Stock.	8-K	11-18-22	3.1

3.7	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc. dated May 11, 2023	8-K	5-11-23	3.1

3.9	Certificate of Designations of Senior Convertible Preferred Stock	8-K	5-15-23	3.2

3.10	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock.	8-K	6-26-23	3.1

3.11	Certificate of Designations of Series X Convertible Preferred Stock.	8-K	10-05-23	3.1

3.12	Certificate of Designations of Series Y Convertible Preferred Stock	8-K	05-24-24	3.1

3.13	Certificate of Amendment of Series Y Convertible Preferred Stock	8-K	09-27-24	3.1

3.14	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc. dated February 28, 2025	8-K	3-4-25	3.1

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

4.1	Description of Securities Registered under Section 12 of the Exchange Act.				X

4.2	Form of Common Stock Certificate.	S-1/A	9-18-17	4.2

4.3	Form of 2020 Warrant.	10-K	3-29-21	4.3

4.6	Form of Madryn Warrant.	8-K	11-7-19	4.2

4.8	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Solar Capital Ltd.	10-K	3-20-19	4.10

4.9	Form of Warrant to Purchase Stock, dated May 19, 2015, by and between Restoration Robotics, Inc. and Oxford Finance LLC.	10-K	3-30-20	4.9

4.10	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and Western Alliance Bank.	10-K	3-30-20	4.10

4.11	Form of Warrant to Purchase Stock, dated November 2, 2018, by and between Restoration Robotics, Inc. and SUNS SPV LLC.	10-K	3-30-20	4.11

4.12	Secured Subordinated Convertible Note, dated October 4, 2023, by Venus Concept Inc. in favor of Madryn Health Partners, LP	8-K	10-5-23	10.3

4.13	Secured Subordinated Convertible Note, dated October 4, 2023, by Venus Concept Inc. in favor of and Madryn Health Partners (Cayman Master), LP	8-K	10-5-23	10.4

4.14	Form of Secured Subordinated Convertible Note Issued by Venus Concept Inc. to EW Healthcare Partners, L.P.	8-K	1-19-24	10.2

4.15	Form of Secured Subordinated Convertible Note Issued by Venus Concept Inc. to EW Healthcare Partners-A L.P.	8-K	1-19-24	10.3

4.16	Form of Investor Warrant, dated February 27, 2024	8-K	2-27-24	4.1

4.17	Form of Placement Agent Warrant, dated February 27, 2024	8-K	2-27-24	4.2

10.3	Securities Purchase Agreement, dated as of March 18, 2020, by and between Venus Concept Inc. and the investors listed therein.	10-K	3-30-20	4.12

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.5	Amended and Restated Investors' Rights Agreement, dated February 7, 2013, by and among Restoration Robotics, Inc. and the investors listed therein, as amended.	S-1	9-1-17	10.10

10.7	Second Amended and Restated Loan Agreement, dated March 20, 2020, by and among Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc. and City National Bank of Florida.	8-K	3- 24-20	10.1

10.8	Second Amended and Restated Guaranty of Payment and Performance, dated as of March 20, 2020, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	3-24-20	10.2

10.10	Security Agreement, dated as of March 20, 2020, by and between Venus Concept Inc. and City National Bank of Florida.	8-K	3-24-20	10.4

10.11†	License Agreement, dated July 25, 2006 by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.7

10.12†	First Amendment to License Agreement, dated January 5, 2009, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.8

10.13†	Second Amendment to License Agreement, dated February 23, 2015, by and between Restoration Robotics, Inc., James A. Harris, M.D. and HSC Development LLC.	S-1/A	9-22-17	10.9

10.14#	Venus Concept Inc. 2019 Incentive Award Plan.	8-K	11-7-19	10.21

10.15#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	10-K	3-30-20	10.24

10.16#	2017 Incentive Award Plan.	S-8	10-17-17	99.7

10.17#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.26

10.18#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.27

10.19#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Incentive Award Plan.	S-1/A	9-18-17	10.28

10.20#	2017 Employee Stock Purchase Plan.	S-8	10-17-17	99.11

10.21#	Non-Employee Director Compensation Program.	S-1/A	9-18-17	10.35

10.22#	2015 Equity Incentive Plan.	S-8	10-17-17	99.4

10.23#	Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.23

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.24#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	9-1-17	10.24

10.25#	Venus Concept Ltd. 2010 Israeli Employee Share Option Plan.	8-K	11-7-19	10.20

10.26#	Minutes of Settlement, by and between Domenic Serafino and Venus Concept Canada Corp, dated December 30, 2022.	8-K	1-6-23	10.1

10.27#	Employment Agreement by and between Venus Concept Ltd. and Domenic Della Penna, effective September 5, 2017.	8-K	11-7-19	10.17

10.28#	Employment Agreement by and between Venus Concept Inc. and Ross Portaro, effective October 15, 2021.	10-K	3-28-22	10.26

10.29#	Form of Indemnification Agreement between Venus Concept Inc. and each of its directors and executive officers.	8-K	11-7-19	10.19

10.30	Lease between 235 Investment Limited, Venus Concept Canada Corp and Venus Concept Ltd, dated March 29, 2019.	10-K	3-30-20	10.49

10.31	Lease between AMB Tripoint, LLC and Venus Concept Inc., dated July 29, 2021.	10-K	3-28-22	10.32

10.32†	Quality Agreement, dated October 11, 2011, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd. (signed December 3, 2017).	10-K	3-30-20	10.54

10.33†	Turn-Key Project Manufacturing Agreement, dated March 23, 2014, by and between Venus Concept Ltd. and USR Electronnic Systems Ltd.	10-K	3-30-20	10.55

10.34†	Quality Agreement, dated July 13/17 2018, by and between Venus Concept Ltd. and Electronique du Mazet.	10-K	3-30-20	10.56

10.35†	Intellectual Property Rights Assignment, dated February 15, 2018, by and between Venus Concept Ltd. and Electronique du Mazet.	10-K	3-30-20	10.57

10.36	Consent to Transfer Confidentiality and Nonsolicitation Subcontracting Agreement, dated February 1, 2018, by and between Venus Concept Ltd. and Societe de Promotion et d'Equipement Medical Medicamat.	10-K	3-30-20	10.58

10.37	Manufacturing Agreement for Consumables, dated October 26, 2018, by and between NPI Solutions and Restoration Robotics, Inc.	10-K	3-30-20	10.59

10.38	SBA Payroll Protection Program Note dated April 21, 2020, by Venus Concepts Inc. and in favor of City National Bank of Florida.	8-K	4-30-20	10.2

10.39	Purchase Agreement, dated as of June 16, 2020, by and between Venus Concept Inc. and Lincoln Park Capital Fund, LLC	8-K	6-16-20	10.1

10.40	Third Amended and Restated Loan Agreement dated as of December 9, 2020, by and among the Company, Venus Concept USA Inc., Venus Concept Canada Corp. and City National Bank of Florida.	8-K/A	12-15-20	10.1

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.41	Second Amended and Restated Security Agreement dated as of December 9, 2020 by and among the Company, Venus Concept USA Inc. and City National Bank.	8-K/A	12-15-20	10.2

10.43	Third Amended and Restated Guaranty of Payment and Performance dated as of December 9, 2020 by Venus Concept Ltd. in favor of City National Bank of Florida.	8-K/A	12-15-20	10.4

10.44	Amendment to General Security Agreement dated as of December 9, 2020 between Venus Concept Canada Corp. and City National Bank of Florida.	8-K/A	12-15-20	10.5

10.45	Loan and Security Agreement dated as of December 8, 2020, by and between Venus Concept USA Inc. and City National Bank.	8-K/A	12-15-20	10.6

10.46	Promissory Note dated December 8, 2020, by Venus Concept USA Inc. in favor of City National Bank.	8-K/A	12-15-20	10.7

10.47	Guaranty of Payment and Performance Agreement dated as of December 8, 2020 by and between the Company and City National Bank.	8-K/A	12-15-20	10.8

10.48	Securities Exchange and Registration Rights Agreement as of December 8, 2020 by and among the Company, Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and the Investors.	8-K/A	12-15-20	10.9

10.49	Secured Subordinated Convertible Note dated as of December 9, 2020 by the Company in favor of Madryn Health Partners, LP.	8-K/A	12-15-20	10.10

10.50	Secured Subordinated Convertible Note dated as of December 9, 2020 by the Company in favor of and Madryn Health Partners (Cayman Master), LP.	8-K/A	12-15-20	10.11

10.51	Guaranty and Security Agreement dated as of December 9, 2020 by and among the Company, Venus Concept USA, Venus Concept Canada Corp., Venus Concept Ltd. and Madryn Health Partners, LP.	8-K/A	12-15-20	10.12

10.52	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept Inc.	8-K/A	12-15-20	10.13

10.53	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept Canada Corp.	8-K/A	12-15-20	10.14

10.54	Subordination of Debt Agreement dated as of December 9, 2020 by and among Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank and Venus Concept USA Inc.	8-K/A	12-15-20	10.15

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.55	Fourth Amended and Restated Loan Agreement, dated July 24, 2021, by and between Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Inc., and City National Bank of Florida.	8-K	8-26-21	10.1

10.56	Fourth Amended and Restated Guaranty of Payment and Performance, dated July 24th, 2021, by Venus Concept Ltd in favor of City National Bank of Florida.	8-K	8-26-21	10.2

10.57	Third Amended and Restated Security Agreement, dated July 24, 2021, by and between Venus Concept Inc., Venus Concept USA Inc., and City National Bank of Florida.	8-K	8-26-21	10.3

10.59	Supplement to Subordination of Debt Agreements, dated July 24, 2021, by and between Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank of Florida, and Venus Concept Inc.	8-K	8-26-21	10.5

10.60	Supplement to Subordination of Debt Agreements, dated July 24, 2021, by and between Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP, City National Bank of Florida, and Venus Concept Inc.	8-K	10-5-21	10.1

10.61	Stock Purchase Agreement, dated December 15, 2021, by and between Venus Concept Inc. and the investors listed therein.	8-K	12-15-21	10.1

10.62	Resale Registration Rights Agreement, dated December 15, 2021, by and between Venus Concept Inc. and the Purchasers.	8-K	12-15-21	10.2

10.63	Investor Rights Agreement, dated December 15, 2021, by and between Venus Concept, Inc., Masters Special Situations, LLC, and the other purchasers from time to time party hereto.	8-K	12-15-21	10.3

10.64	Purchase Agreement, dated as of July 12, 2022, by and between the Company and Lincoln Park.	8-K	7-12-22	10.1

10.65	Registration Rights Agreement, dated as of July 12, 2022, by and between the Company and Lincoln Park.	8-K	7-12-22	10.2

10.66#	Employment Agreement, dated October 2, 2022, by and between the Company and Rajiv De Silva.	8-K	10-3-22	10.1

10.67#	Employment Agreement, dated October 11, 2022, by and between Venus Concept Canada Corp. and Hemanth Varghese,	8-K	10-11-22	10.1

10.68	Stock Purchase Agreement, dated November 18, 2022, by and among Venus Concept Inc., and certain investors listed therein.	8-K	11-18-22	10.1

10.69	Amended and Restated Registration Rights Agreement, dated November 18, 2022, by and between Venus Concept Inc. and certain investors listed therein.	8-K	11-18-22	10.2

10.70#	Amendment to Employment Agreement, dated as of January 1, 2023, by and between Venus Concept Inc. and Ross Portaro.	10-K	3-27-23	10.67

10.71#	Settlement Agreement, by and between Soeren Maor Sinay and Venus Concept UK Limited, dated March 1, 2023.	8-K	3-7-23	10.1

10.72	Stock Purchase Agreement, dated May 15, 2023, by and among Venus Concept Inc., EW Healthcare Partners, L.P. and EW Healthcare Partners-A L.P.	8-K	5-15-23	10.1

10.73	Registration Rights Agreement, dated May 15, 2023, by and among Venus Concept Inc., EW Healthcare Partners, L.P. and EW Healthcare Partners-A L.P	8-K	5-15-23	10.2

10.74#	Addendum to Employment Agreement of Domenic Della Penna, dated May 9, 2023.	10-Q	5-15-23	10.1

10.75#	Addendum to Employment Agreement of Ross Portaro, dated May 9, 2023.	10-Q	5-15-23	10.2

10.76	Amendment to Stock Purchase Agreement, dated July 6, 2023, by and among the Company, EW Healthcare Partners, L.P. and EW Healthcare Partners-A.	8-K	7-12-23	10.1

10.77	Exchange Agreement, dated October 4, 2023, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	10-5-23	10.1

10.78	Registration Rights Agreement, dated October 4, 2023, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	10-5-23	10.2

10.79	Subordination of Debt Agreement, dated October 4, 2023, by and between Venus Concept Ltd., Madryn Health Partners, LP, Madryn Health Partners (Cayman Master), LP and City National Bank of Florida	8-K	10-5-23	10.5

10.80	Loan Modification Agreement, dated October 4, 2023, by and between Venus Concept Inc. and City National Bank of Florida	8-K	10-5-23	10.6

10.81	Note Purchase Agreement dated January 18, 2024, by and between Venus Concept Inc., Veus Concept USA, Inc., Venus Concept Canada Corp., Venus Concept Ltd., EW Healthcare Partners and EW Healthcare Partners-A, L.P.	8-K	1-19-24	10.1

10.82	Guaranty and Security Agreement, dated January 18, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd. and EW Healthcare Partners, L.P., as Collateral Agent	8-K	1-19-24	10.4

10.83	Subordination of Debt Agreement, dated January 18, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd., City National Bank of Florida, EW Healthcare Partners, L.P. and EW Healthcare Partners-A L.P.	8-K	1-19-24	10.5

10.84	Loan Modification Agreement, dated January 18, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Canada Corp., Venus Concept Ltd. and EW Healthcare, City National Bank of Florida, Madryn Health Partners, LP and Madryn Health Partners (Cayman Master).	8-K	1-19-24	10.6

10.85	Form of Transaction Completion Bonus Award Letter	8-K	2-14-24	10.1

10.86	Form of Securities Purchase Agreement, dated February 22, 2024, by and between Venus Concept Inc., Armistice Capital Master Fund Ltd. and Intracostal Capital LLC.	8-K	2-27-24	10.1

10.87	Loan and Security Agreement by and among Venus Concept USA Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd and Madryn Health Partners, LP dated April 23, 2024.	8-K	4-24-24	10.1

10.88	Exchange Agreement, dated May 24, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-28-24	10.1

10.89	Form of Promissory Note, dated May 24, 2024, of Venus Concept USA Inc.	8-K	5-28-24	10.2

10.90	Registration Rights Agreement, dated May 24, 2024, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-28-24	10.3

10.91	Loan Amendment and Consent Agreement, dated May 24, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-28-24	10.4

10.92	Amendment to Secured Subordinated Convertible Notes, dated May 24, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-28-24	10.5

10.93	Bridge Loan Amendment Agreement, dated May 24, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-28-24	10.6

10.94	Consent Agreement, dated June 7, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	6-10-24	10.1

10.95	Second Amendment to Bridge Loan Agreement, dated June 7, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	6-10-24	10.2

10.96	Note Amendment and Consent Agreement, dated June 21, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	6-25-24	10.1

10.97	Third Amendment to Bridge Loan Agreement, dated June 21, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	6-25-24	10.2

10.98	Loan Amendment and Consent Agreement, dated July 8, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-12-24	10.1

10.99	Fourth Amendment to Bridge Loan Agreement, dated July 8, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-12-24	10.2

10.100	Consent Agreement, dated July 29, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-1-24	10.1

10.101	Fifth Amendment to Bridge Loan Agreement, dated July 29, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-1-24	10.2

10.102	Consent Agreement, dated August 30, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-5-24	10.1

10.103	Sixth Amendment to Bridge Loan Agreement, dated August 30, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-5-24	10.2

10.104	Exchange Agreement, dated September 26, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-27-24	10.1

10.105	Form of Promissory Note, dated September 26, 2024, of Venus Concept USA Inc.	8-K	9-27-24	10.2

10.106	Amended and Restated Registration Rights Agreement, dated September 26, 2024, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-27-24	10.3

10.107	Third Loan Amendment, First Subordination Agreement Amendment and Consent Agreement, dated September 26, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-27-24	10.4

10.108	Seventh Amendment to Bridge Loan Agreement, dated September 26, 2024, by and among Venus Concept Inc., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-27-24	10.5

10.109	Form of Extension Letter (Transaction Completion Bonus Award)	8-K	9-30-24	10.1

10.110	Consent Agreement, dated October 31, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	11-4-24	10.1

10.111	Eighth Amendment to Bridge Loan Agreement, dated July 29, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	11-4-24	10.2

10.112	Loan Amendment and Consent Agreement, dated November 26. 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	12-3-24	10.1

10.113	Ninth Amendment to Bridge Loan Agreement, dated November 26, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	12-3-24	10.2

10.114	Consent Agreement, dated December 31, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	1-7-25	10.1

10.115	Tenth Amendment to Bridge Loan Agreement, dated December 31, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	1-7-25	10.2

10.116	Consent Agreement dated January 28, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	1-31-25	10.1

10.117	Eleventh Amendment to Bridge Loan Agreement, dated January 28, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	1-31-25	10.2

10.118	Amendment and Consent Agreement, dated February 28, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	3-4-25	10.1

10.119	Second Amendment to Secured Subordinated Convertible Notes, dated February 28, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	3-4-25	10.2

10.120	Twelfth Amendment to Bridge Loan Agreement, dated February 28, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	3-4-25	10.3

10.121	Amendment to Secured Subordinated Convertible Notes, dated February 28, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P	8-K	3-4-25	10.4

10.122	Consent Agreement, dated March 27, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	3-28-25	10.1

10.123	Thirteenth Amendment to Bridge Loan Agreement, dated March 27, 2025, by and among Venus Concept USA Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	3-28-25	10.2

14.1	Code of Business Conduct and Ethics.	8-K	11-7-19	14.1

19.1	Insider Trader Policy				X

21.1	List of Subsidiaries.				X

23.2	Consent of MNP LLP, independent registered public accounting firm.				X

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
24.1	Power of Attorney. Reference is made to the signature page of this Annual Report on Form 10-K.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Venus Concept Inc. Incentive-Based Compensation Clawback Policy	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.

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

Venus Concept Inc.

March 31, 2025	By:	/s/ Rajiv De Silva
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

Signature	Title	Date

/s/ Rajiv De Silva	Chief Executive Officer and Director	March 31, 2025
Rajiv De Silva	(Principal Executive Officer)

/s/ Domenic Della Penna	Chief Financial Officer	March 31, 2025
Domenic Della Penna	(Principal Financial and Accounting Officer)

/s/ Scott Barry	Chairman and Director	March 31, 2025
Scott Barry

/s/ Louise Lacchin	Director	March 31, 2025
Louise Lacchin

/s/ Fritz LaPorte	Director	March 31, 2025
Fritz LaPorte

/s/ Anthony Natale, M.D	Director	March 31, 2025
Anthony Natale, M.D.

/s/ Keith Sullivan	Director	March 31, 2025
Keith Sullivan

/s/ S. Tyler Hollmig, M.D.	Director	March 31, 2025
S. Tyler Hollmig, M.D.