Form 10-Q
period 2025-03-31
Venus Concept Inc.
filed 2025-05-15
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025 the registrant had 1,424,403 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,199	$4,271
Accounts receivable, net of allowance of $2,808 and $3,402 as of March 31, 2025, and December 31, 2024, respectively	16,782	18,721
Inventories	17,633	17,561
Prepaid expenses	743	828
Advances to suppliers	6,036	6,027
Other current assets	1,212	1,104
Total current assets	45,605	48,512
LONG-TERM ASSETS:
Long-term receivables, net of allowance of $244 and $384 as of March 31, 2025 and December 31, 2024, respectively	8,213	8,534
Deferred tax assets	1,119	1,459
Severance pay funds	477	488
Property and equipment, net	851	936
Operating right-of-use assets, net	3,079	3,282
Intangible assets	4,116	4,973
Total long-term assets	17,855	19,672
TOTAL ASSETS	$63,460	$68,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$7,372	$6,484
Accrued expenses and other current liabilities	10,513	11,433
Note payable	13,910	8,271
Unearned interest income	828	907
Warranty accrual	806	917
Deferred revenues	880	953
Operating lease liabilities	1,300	1,322
Total current liabilities	35,609	30,287
LONG-TERM LIABILITIES:
Long-term debt	21,565	31,437
Accrued severance pay	517	528
Unearned interest income	341	364
Warranty accrual	172	222
Operating lease liabilities	1,803	1,997
Other long-term liabilities	725	511
Total long-term liabilities	25,123	35,059
TOTAL LIABILITIES	60,732	65,346
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (Note 14):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 709,130 and 709,130 issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	30	30
Additional paid-in capital	323,494	311,238
Accumulated deficit	(321,262)	(308,899)
TOTAL STOCKHOLDERS’ EQUITY	2,262	2,369
Non-controlling interests	466	469
	2,728	2,838
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,460	$68,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Leases	$2,649	$3,593
Products and services	10,994	13,886
	13,643	17,479
Cost of goods sold:
Leases	844	1,477
Products and services	4,044	4,355
	4,888	5,832
Gross profit	8,755	11,647
Operating expenses:
Selling and marketing	6,992	7,374
General and administrative	9,735	10,248
Research and development	1,556	1,785
Total operating expenses	18,283	19,407
Loss from operations	(9,528)	(7,760)
Other expenses:
Foreign exchange (gain) loss	(119)	324
Finance expenses	1,570	1,668
Loss on debt extinguishment	1,049	—
Loss before income taxes	(12,028)	(9,752)
Income tax expense	338	37
Net loss	$(12,366)	$(9,789)
Net loss attributable to stockholders of the Company	$(12,363)	$(9,794)
Net (loss) income attributable to non-controlling interest	$(3)	$5

Net loss per share:
Basic	$(17.44)	$(16.92)
Diluted	$(17.44)	$(16.92)
Weighted-average number of shares used in per share calculation:
Basic	709	579
Diluted	709	579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(12,366)	$(9,789)
Loss attributable to stockholders of the Company	(12,363)	(9,794)
Income (loss) attributable to non-controlling interest	(3)	5
Comprehensive loss	$(12,366)	$(9,789)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

		Preferred Shares			Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	2023 Series X Private Placement Shares*	2024 Series Y Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance — January 1, 2025	1,835,000	1,575,810	289,936	780,569	709,130	$30	$311,238	$(308,899)	$469	$2,838
Net loss — the Company	—	—	—	—	—	—	—	(12,363)	—	(12,363)
Net loss — non-controlling interest	—	—	—	—	—	—	—	—	(3)	(3)
Exchange of Convertible Notes for Series Y Private Placement shares	—	—	—	379,311	—	—	12,049	—	—	12,049
2023 Series X Private Placement shares dividends	—	—	9,061	—	—	—	—	—	—	-
Stock-based compensation	—	—	—	—	—	—	207	—	—	207
Balance — March 31, 2025	1,835,000	1,575,810	298,997	1,159,880	709,130	$30	$323,494	$(321,262)	$466	$2,728

		Preferred Shares		Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	2023 Series X Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance — January 1, 2024	3,185,000	1,575,810	256,356	552,205	$30	$247,854	$(261,903)	$570	$(13,449)
Net loss — the Company	—	—	—	—	—	—	(9,794)	—	(9,794)
Net income — non-controlling interest	—	—	—	—	—	—	—	5	5
Issuance of common stock	—	—	—	758	0*	10	—	—	10
2024 Registered Direct Offering shares and warrants, net of costs	—	—	—	74,342	—	977	—	—	977
2023 Series X Private Placement shares dividends	—	—	8,012	—	—	—	—	—	-
Stock-based compensation	—	—	—	—	—	339	—	—	339
Balance — March 31, 2024	3,185,000	1,575,810	264,368	627,305	$30	$249,180	$(271,697)	$575	$(21,912)

*: Presented as $0 due to rounding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,366)	$(9,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	950	975
Stock-based compensation	207	339
Provision for expected credit losses	1,172	171
Provision for inventory obsolescence	569	372
Finance expenses and accretion	1,634	481
Deferred tax expense (recovery)	341	(120)
Loss on extinguishment of debt	1,049	—
Loss on disposal of property and equipment	27	5
Changes in operating assets and liabilities:
Accounts receivable short-term and long-term	1,226	3,226
Inventories	(641)	1,722
Prepaid expenses	85	264
Advances to suppliers	(9)	678
Other current assets	(107)	417
Operating right-of-use assets, net	203	437
Other long-term assets	(139)	(1)
Trade payables	914	(1,251)
Accrued expenses and other current liabilities	(1,104)	(263)
Current operating lease liabilities	(22)	(172)
Severance pay funds	11	144
Unearned interest income	(102)	29
Long-term operating lease liabilities	(194)	(316)
Other long-term liabilities	(14)	(226)
Net cash used in operating activities	(6,310)	(2,878)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35)	(25)
Net cash used in investing activities	(35)	(25)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	10
2024 Registered Direct Offering shares and warrants, net of costs of $222	—	977
2024 Convertible Notes issued to EW, net of costs of $393	—	1,607
Proceeds from Short-term Bridge Financing by Madryn, net of costs of $27	5,273	—
Net cash provided by financing activities	5,273	2,594
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,072)	(309)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	4,271	5,396
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$3,199	$5,087
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1	$27
Cash paid for interest	$—	$1,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, unless otherwise noted, except share and per share data)

1. NATURE OF OPERATIONS

Venus Concept Inc. is a global medical technology company that develops, commercializes, and sells minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. The Company's systems have been designed on cost-effective, proprietary and flexible platforms that enable it to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family and general practitioners and aesthetic medical spas. The Company was incorporated in the state of Delaware on November 22, 2002. In these notes to the condensed consolidated financial statements, the “Company,” “Venus Concept,” “our,” and “we,” refer to Venus Concept Inc. and its subsidiaries on a consolidated basis.

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  March 31, 2025 and December 31, 2024, the Company had an accumulated deficit of $321,262 and $308,899, respectively, though, the Company was in compliance with all required covenants as of March 31, 2025, and December 31, 2024. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the condensed consolidated financial statements are issued. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, trade disruptions due to tariff rate increases or proposed increases, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

Given the economic uncertainty in U.S. and international markets, the Company cannot anticipate the extent to which the current financial market conditions and trade disruptions will continue to adversely impact the Company’s business and the Company may need additional capital to fund its future operations and to access the capital markets sooner than planned. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, it may be compelled to reduce the scope of its operations and planned capital expenditures or sell certain assets, including intellectual property assets. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the uncertainty. Such adjustments could be material.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of March 31, 2025 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses and the carrying value of intangible and long-lived assets.

Amounts reported in thousands within this report are computed based on the amounts in U.S. dollars. As a result, the sum of the components reported in thousands may not equal the total amount reported in thousands due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

Accounting Policies

The accounting policies the Company follows are set forth in the Company’s audited consolidated financial statements for fiscal year 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K. There have been no material changes to these accounting policies.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09") Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. This pronouncement is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. On  January 1, 2025, the adoption of ASU 2023-09 did not have a material impact on the Company’s condensed consolidated financial statements or disclosures. The Company will apply this guidance in its annual financial statements for the fiscal year ended December 31, 2025.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(12,366)	$(9,789)
Net loss allocated to stockholders of the Company	$(12,363)	$(9,794)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic	709	579
Weighted-average shares of common stock outstanding used in computing net loss per share, diluted	709	579
Net loss per share:
Basic	$(17.44)	$(16.92)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the quarters ended March 31, 2025 and 2024 because including them would have been antidilutive:

	March 31, 2025	March 31, 2024
Options to purchase common stock	81,506	95,483
Preferred stock	11,309,356	815,333
Shares reserved for convertible notes	235,788	242,043
Warrants for common stock	112,690	176,144
Total potential dilutive shares	11,739,340	1,329,003

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

The Company's convertible note (see Note 12) contains an embedded derivative feature that was required to be bifurcated and remeasured to fair value at each reporting period based on significant inputs not observable in the market, and is classified as a Level 3 measurement according to the fair value hierarchy described above. The changes in fair value recognized as a component of finance expenses. The fair value of derivative liability was determined using a probability-weighted expected return method (“PWERM”) using the “With and Without” approach (a form of an income approach). Under this approach various scenarios were considered to trigger the change of control, conversion, and redemption scenarios constituting the embedded derivative. The PWERM analysis contains inherent assumptions related to expected stock price volatility, conversion and redemption timing, and risk-free interest rate. Due to the use of significant unobservable inputs, the overall fair value measurement of the derivative liability is classified as Level 3.

The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy, and there were no transfers between Level 1, Level 2 and Level 3 for the periods presented:

	Fair Value Measurements as of March 31, 2025
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$28	$—	$28
Total assets	$—	$28	$—	$28
Liabilities
Derivative Liability	—	—	341	341
Total liabilities	$—	$—	$341	$341

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$28	$—	$28
Total assets	$—	$28	$—	$28
Liabilities
Derivative Liability	$—	$—	$175	$175
Total liabilities	$—	$—	$175	$175

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

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $17,757 and $19,262 as of  March 31, 2025 and December 31, 2024, respectively, and are included in accounts receivable and long-term receivables on the condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for expected credit losses as of March 31, 2025 and December 31, 2024. Based upon such assessment, the Company recorded an allowance for expected credit losses totaling $3,052 and $3,786 as of March 31, 2025, and December 31, 2024, respectively.

A summary of the Company’s accounts receivables is presented below:

	March 31,	December 31,
	2025	2024
Gross accounts receivable	$28,047	$31,041
Unearned income	(1,169)	(1,271)
Allowance for expected credit losses	(3,052)	(3,786)
	$23,826	$25,984
Reported as:
Current trade receivables	$16,782	$18,721
Current unearned interest income	(828)	(907)
Long-term trade receivables	8,213	8,534
Long-term unearned interest income	(341)	(364)
	$23,826	$25,984

Current Venus Prime and subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for expected credit losses, to be received by the Company over the next 5 years:

		March 31,
	Total	2025	2026	2027	2028	2029
Current financing receivables, net of allowance of $558	$9,543	$9,543	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $244	8,213	—	5,369	2,811	33	—
	$17,756	$9,543	$5,369	$2,811	$33	$—

Accounts receivable from our Venus Prime program bear interest commensurate with the customer's credit risk. Accounts receivable from our legacy subscription model do not bear interest and are typically not collateralized. The Company performs credit evaluations on new and existing customers' financial condition and maintains an allowance for expected credit losses. Uncollectible accounts are charged to expense when deemed uncollectible, and accounts receivable are presented net of an allowance for expected credit losses. Accounts receivable are deemed past due in accordance with the contractual terms of the agreement. Actual losses may differ from the Company’s estimates and could be material to its condensed consolidated balance sheets, results of operations and cash flows.

The allowance for expected credit losses consisted of the following activity:

Balance at January 1, 2024	$7,415
Write-offs	(5,055)
Provision	1,426
Balance at December 31, 2024	$3,786
Write-offs	(1,906)
Provision	1,172
Balance at March 31, 2025	$3,052

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$1,496	$1,649
Work-in-progress	1,726	1,658
Finished goods	14,411	14,254
Total inventory	$17,633	$17,561

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the period from upgraded sales. The Company expensed $4,241 and $5,119 in cost of goods sold in the three months ended March 31, 2025 and 2024, respectively. The balance of cost of goods sold represents the sale of applicators, parts, consumables and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of March 31, 2025 and December 31, 2024, a provision for obsolescence of $2,417 and $1,977 was taken against inventory, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives	March 31,	December 31,
	(in years)	2025	2024
Lab equipment tooling and molds	4 – 10	$4,549	$4,549
Office furniture and equipment	6 – 10	1,164	1,160
Leasehold improvements	up to 10	752	752
Computers and software	3	876	863
Vehicles	5 – 7	57	57
Demo units	5	214	214
Total property and equipment		7,612	7,595
Less: Accumulated depreciation		(6,761)	(6,659)
Total property and equipment, net		$851	$936

Depreciation expense amounted to $93 and $112 for the three months ended March 31, 2025 and 2024, respectively.

Other Current Assets

	March 31,	December 31,
	2025	2024
Government remittances (1)	$648	$560
Consideration receivable from subsidiaries sale	38	49
Sundry assets and miscellaneous	526	495
Total other current assets	$1,212	$1,104

(1) Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	March 31,	December 31,
	2025	2024
Payroll and related expense	$3,541	$3,336
Accrued expenses	3,491	3,552
Commission accrual	1,406	2,096
Sales and consumption taxes	2,075	2,449
Total accrued expenses and other current liabilities	$10,513	$11,433

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	March 31,	December 31,
	2025	2024
Balance as of the beginning of the period	$1,139	$1,363
Warranties issued during the period	17	727
Warranty costs incurred during the period	(178)	(951)
Balance at the end of the period	$978	$1,139
Current	806	917
Long-term	172	222
Total	$978	$1,139

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	Three Months Ended March 31,
	2025	2024
Interest expense	$1,320	$2,077
Change in fair value of derivative liability	166	(618)
Accretion on long-term debt and amortization of fees	84	209
Total finance expenses	$1,570	$1,668

7. LEASES

The following presents the various components of lease costs.

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$333	$386
Total lease cost	$333	$386

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the amounts below.

	Three Months Ended March 31,
	2025	2024
Operating cash outflows from operating leases	$333	$386

The following table presents the weighted-average lease term and discount rate for operating leases.

	At March 31,
	2025	2024
Operating leases
Weighted-average remaining lease term	1.60 yrs.	2.83 yrs.
Weighted-average discount rate	4.00%	4.00%

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.

Years ending December 31,	Operating leases
2025	$1,005
2026	1,167
2027	620
2028	195
2029	192
Thereafter	128
Imputed Interest (1)	(203)
Total	$3,104

(1) Imputed interest represents the difference between undiscounted cash flows and cash flows.

8. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization were as follows:

	At March 31, 2025
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(639)	$761
Brand	2,500	(1,658)	842
Technology	16,900	(15,247)	1,653
Supplier agreement	3,000	(2,140)	860
Total intangible assets	$23,800	$(19,684)	$4,116

	At December 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(616)	$784
Brand	2,500	(1,593)	907
Technology	16,900	(14,553)	2,347
Supplier agreement	3,000	(2,065)	935
Total intangible assets	$23,800	$(18,827)	$4,973

For the three months ended March 31, 2025 and 2024, amortization expense was $855 and $864, respectively.

Estimated remaining amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2025	$2,147
2026	657
2027	657
2028	244
2029	93
Thereafter	318
Total	$4,116

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2025, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $14.1 million. In addition, as of March 31, 2025, the Company had $0.2 million of open purchase orders that can be cancelled with 270 days’ notice.

Aggregate future service and purchase commitments with manufacturers as of March 31, 2025 are as follows:

Years ending December 31,	Purchase and Service Commitments
2025	$13,844
2026 and Thereafter	224
Total	$14,068

10. MAIN STREET TERM LOAN

On December 8, 2020, the Company executed a loan and security agreement (the "MSLP Loan Agreement"), a promissory note (the "MSLP Note"), and related documents for a loan in the aggregate amount of $50,000 for which City National Bank of Florida (“CNB”) will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act (the “MSLP Loan”). On December 9, 2020, the MSLP Loan had been funded and the transaction was closed. The MSLP Note has a term of five years and bears interest at a rate per annum equal to 30-day LIBOR plus 3%. On December 8, 2023 and December 8, 2024, the Company must make an annual payment of principal plus accrued but unpaid interest in an amount equal to fifteen percent (15%) of the outstanding principal balance of the MSLP Note (inclusive of accrued but unpaid interest). The entire outstanding principal balance of the MSLP Note at maturity, together with all accrued and unpaid interest was due and payable in full on December 8, 2025. The Company may prepay the MSLP Loan at any time without incurring any prepayment penalties. The MSLP Note provides for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. In addition, the MSLP Loan Agreement and MSLP Note contain various covenants that limit the Company’s ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit the Company’s ability, without CNB’s consent, to, among other things, sell, lease, transfer, exclusively license or dispose of the Company’s assets, incur, create, or permit to exist additional indebtedness, or liens, to make dividends and other restricted payments, and to make certain changes to its ownership structure.

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

On January 28, 2025, the Loan Parties entered into a consent agreement with the Lenders which granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through February 28, 2025, and (ii) to permit Venus USA to apply the February 8, 2025 cash interest payment due to the respective outstanding principal balance of each Note.

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

As of March 31, 2025 and December 31, 2024, the Company was in compliance with all required covenants.

The scheduled payments, inclusive of principal and estimated interest, on the outstanding borrowings as of March 31, 2025 are as follows:

As of March 31, 2025
2025	$125
2026	3,005
Total	$3,130

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

On March 31, 2025, the Company entered into an Exchange Agreement (the "2025 Exchange Agreement"), by and among the Company and the Madryn Noteholders whereby the Company exchanged $28,016 in aggregate principal amount outstanding under the New Secured Notes and 379,311 shares of Series Y Preferred Stock. The Series Y Preferred Stock is priced at $29.00 per share, being equal to the product of (i) the average closing price (as reflected on Nasdaq.com) of the Company's common stock for the five trading days immediately preceding date of the 2025 Exchange Agreement, multiplied by (ii) 9.0909. The New Secured Notes follow the same terms as the existing New Notes. As part of the extinguishment of principal, the Company recognized a $1,049 non-cash loss.

As of March 31, 2025, the Company had approximately $17,016 principal and interest of convertible notes outstanding that were issued pursuant to the 2025 Exchange Agreement.

In connection with the New Convertible Notes and Notes, the Company recognized interest expense of $915 and $834 during the three months ended March 31, 2025 and 2024, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the New Convertible Notes and Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The New Convertible Notes and Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the New Notes and Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the condensed consolidated statements of operations.

The scheduled payments, inclusive of principal and interest, on the outstanding borrowings of the Notes and New Convertible Notes as of March 31, 2025 totals $21,365 and are due in 2026. For the three months ended March 31, 2025, the Company did not make any principal repayments.

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

On May 24, 2024, the Loan and Security Agreement was amended to extend the maturity date from May 26, 2024 to June 7, 2024. On June 7, 2024, the Loan Parties entered into a Second Bridge Loan Amendment Agreement which further extended the maturity date of the Bridge Financing from June 7, 2024 to June 21, 2024. On June 21, 2024, the Bridge Financing Loan Parties entered into a Third Bridge Loan Amendment Agreement with the 2024 Lenders which further extended the maturity date of the Bridge Financing from June 21, 2024 to July 8, 2024.

On July 8, 2024, the Bridge Financing Loan Parties entered into a Fourth Bridge Loan Amendment Agreement (the “Fourth Bridge Loan Amendment”). The Fourth Bridge Loan Amendment amended the Loan and Security Agreement to extend the maturity date of the bridge loan from July 8, 2024 to August 2, 2024.

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

On January 27, 2025, the 2024 Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $3,000 (the “Sixth Delayed Drawdown”). The Sixth Delayed Drawdown was fully funded on January 28, 2024 following the effectiveness of the Eleventh Bridge Loan Amendment.

On January 28, 2025, the Bridge Financing Loan Parties entered into an Eleventh Bridge Loan Amendment Agreement which (i) increased the Delayed Draw Commitment, as defined in the Loan and Security Agreement, from $6,000 to $11,000 and (ii) extend the maturity date of the Bridge Financing from January 31, 2025 to February 28, 2025.

On February 21, 2025, the 2024 Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $2,300 (the “Seventh Delayed Drawdown”). The Seventh Delayed Drawdown was partially funded on February 21, 2025 in the amount of $2,000 with the remainder funded on March 25, 2025.

On February 28, 2025, the Bridge Financing Loan Parties entered into a Twelfth Bridge Loan Amendment Agreement which extended the maturity date of the Bridge Financing from  February 28, 2025 to March 31, 2025.

On March 27, 2025, the Bridge Financing Loan Parties entered into a Thirteenth Bridge Loan Amendment Agreement which (i) extended the maturity date of the Bridge Financing from March 31, 2025 to April 30, 2025 and (ii) increase the Delayed Draw Commitment, as defined in the Loan and Security Agreement, from $11,000 to $21,000.

The scheduled payments, inclusive of principal and interest of $14,194 million will be paid at maturity.

For the three months ended March 31, 2025, the Company did not make any principal payments.

12. EW CONVERTIBLE NOTES

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

On February 28, 2025, Guarantors and EW Investors entered into an Amendment to Secured Subordinated Convertible Notes agreement (the “EW Note Amendment”). The EW Note Amendment amends the EW Notes to extend the maturity date of the EW Notes from December 9, 2025 to December 9, 2026.

As of March 31, 2025, the Company had approximately $2.4 million principal and interest of the 2024 convertible notes outstanding that were issued pursuant to the Note Purchase Agreement (as defined below).

In connection with the 2024 Notes, the Company recognized interest expense of $78,000 and $57,000 during the three months ended March 31, 2025, respectively. The 2024 Notes contained a conversion option, redemption right upon an event of default, change of control scenario, and interest rate penalty upon an event of default which were evaluated under ASC 815, Derivatives and Hedging, and determined that these features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the condensed consolidated statements of operations. The fair value of the embedded derivative liability at issuance and as of March 31, 2025 were $0.9 million and $0.3 million, respectively.

As of March 31, 2025 and December 31, 2024, the Company was in compliance with all required covenants. The scheduled payments, inclusive of principal and interest of $2,965 are due in 2026. For the three months ended March 31, 2025, the Company did not make any principal payments.

13. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all classes of preferred stock, convertible promissory notes, options granted and available for grant under the incentive plans and warrants to purchase common stock.

	March 31, 2025	December 31, 2024
Outstanding common stock warrants	112,690	153,147
Outstanding stock options and RSUs	81,506	89,325
Preferred shares	11,309,356	7,852,840
Shares reserved for conversion of future voting preferred share issuance	492,498	500,735
Shares reserved for future option grants and RSUs	65,268	29,094
Shares reserved for Madryn Noteholders	118,182	118,182
Shares reserved for EW Noteholders	190,910	190,910
Total common stock reserved for issuance	12,370,410	8,934,233

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

Reverse Stock Split

At the special meeting of the Company’s shareholders held on February 14, 2025, the Company’s shareholders granted the Company’s Board discretionary authority to implement a reverse stock split and to fix the specific consolidation ratio within a range of one-for-five (1-for-5) to one-for-sixteen (1 for 16). On February 28, 2025, the Company filed an amendment to the Company’s Certificate of Incorporation to implement a 1-for-11 reverse stock split (the "Reverse Stock Split") consolidation ratio on March 3, 2025. The Company’s common shares began trading on the Nasdaq Capital Market on a reverse split-adjusted basis under the Company’s existing trade symbol “VERO” at the opening of the market on  March 4, 2025.

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

The 2022 Private Placement

In  November 2022, we entered into a securities purchase agreement with certain investors (collectively, the "2022 Investors") pursuant to which the Company issued and sold to the 2022 Investors an aggregate of 10,608 shares of common stock, par value $0.0001 per share, and 3,185,000 shares of voting convertible preferred stock, par value $0.0001 per share (the "Voting Preferred Stock"), which are convertible into 193,014 shares of common stock upon receipt of a valid conversion notice from a 2022 Investor or at the option of the Company within 30 days following the occurrence of certain events (the "2022 Private Placement"). The 2022 Private Placement was completed on November 18, 2022. The gross proceeds from the securities sold in the 2022 Private Placement was $6,720 before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $202 and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders' equity.

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

Series X Convertible Preferred Stock

On  October 4, 2023, the Company filed a Certificate of Designations with respect to the Series X Preferred Stock with the Secretary of State of the State of Delaware, thereby creating the Series X Preferred Stock. The Certificate of Designations authorizes the issuance of up to 400,000 shares of Series X Preferred Stock. The Series X Preferred Stock is convertible into shares of common stock on a one-for-0.9091 basis, in whole or in part, at the option of the holder at any time upon delivery of a valid conversion notice of the Company; provided, however, that the Series X Preferred Stock is subject to limitations on convertibility to the extent necessary to comply with the rules and regulations of the Nasdaq. The following is a summary of the material terms of the Series X Preferred Stock:

•	Voting Rights. The holders of the Series X Preferred Stock shall be entitled to vote on all matters on which holders of common stock shall be entitled to vote, and shall be entitled to a number of votes equal to the Converted Stock Equivalent, which is 0.9091 common shares per 1 Series X Preferred stock.

•	Liquidation. Each share of Series X Preferred Stock carries a liquidation preference, senior to the common stock and Voting Preferred Stock, in an amount equal to the Unpaid Liquidation Preference (as defined in the Certificate of Designations with respect to the Series X Preferred Stock) at that time.

•	Conversion. The Series X Preferred Stock will convert into shares of common stock on a 1-for-0.9091 basis at the option of the holders of Series X Preferred Stock at any time.

•	Dividends. The Series X Preferred Stock accrues a dividend at a rate of 12.5% per annum, payable on a quarterly basis in cash or additional shares of Series X Preferred Stock, at the Company’s election. In addition, each share of Series X Preferred Stock is entitled to participate in dividends and other non-liquidating distributions, if, as and when declared by the Board, on a pari passu basis with the common stock, Senior Preferred Stock and Junior Preferred Stock.

•	Redemption. The Series X Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Series X Preferred Stock shall be perpetual unless converted, however dividends will stop accruing on December 31, 2026.

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

Registered Direct Offering

On February 22, 2024, the Company, entered into a securities purchase agreement (the “SPA”) with certain institutional investors (each, a “2024 Investor”), pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 74,342 shares of the Company’s common stock, at a price of $16.115 per share and (ii) in a concurrent private placement, warrants to acquire up to an aggregate of 74,342 shares of common stock (the “2024 Investor Warrants”), at an initial exercise price of $14.74 per share (the “Offering”).

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

2010 Share Option Plan

In November 2010, the Board adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of March 31, 2025, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 5,722 (3,155 as of December 31, 2024).

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

Under the 2019 Plan, 2,728 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of March 31, 2025, there were 56,629 shares of common stock available under the 2019 Plan (25,939 as of December 31, 2024). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
Cost of sales	$24	$10
Selling and marketing	53	72
General and administrative	122	230
Research and development	8	27
Total stock-based compensation	$207	$339

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	-	6.00
Risk-free interest rate	-	4.23%
Expected volatility	-	43.06%
Expected dividend rate	-	0%

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

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2025	89,325	$192.68	6.88	$—
Options granted	-	-	-	—
Options exercised	-	-	-	—
Options forfeited/cancelled	(7,819)	270.30	-	—
Outstanding – March 31, 2025	81,506	185.23	6.50	$—
Exercisable – March 31, 2025	53,830	249.52	5.80	$—
Expected to vest – after March 31, 2025	27,676	$60.19	7.84	$—

The following tables summarize information about stock options outstanding and exercisable at March 31, 2025:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$7.75 - $600.60	78,074	6.67	$138.42	50,406	6.03	$181.55
$702.90 - $1,311.75	3,227	2.42	1,086.53	3,219	2.42	1,085.97
$2,054.25 - $4,207.50	160	3.40	3,041.31	160	3.40	3,041.31
$4,455.00 - $4,826.25	18	0.74	4,475.63	18	0.74	4,475.63
$7,152.75 - $10,543.50	27	3.19	8,044.67	27	3.19	8,044.67
	81,506	6.50	$185.23	53,830	5.80	$249.52

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $nil for the three months ended March 31, 2025 and 2024, respectively.

The weighted-average grant date fair value of options granted was $nil and $7.7561 per share for the three months ended March 31, 2025 and 2024, respectively. The fair value of options vested during the three months ended March 31, 2025 and 2024 was $229 and $355, respectively.

15. INCOME TAXES

The Company generated a loss and recognized $338 of tax expense for the three months ended March 31, 2025, and $37 of tax expense for the three months ended March 31, 2024, respectively. A reconciliation of income tax expense is as follows:

	Three Months Ended March 31,
	2025	2024
Loss before income taxes	$(12,028)	$(9,752)
Theoretical tax expense at the statutory rate (21% in 2025 and 2024)	(2,526)	(2,048)
Differences in jurisdictional tax rates	(460)	(455)
Valuation allowance	2,683	2,486
Non-deductible expenses	226	54
Other	415	—
Total income tax provision	338	37
Net loss	$(12,366)	$(9,789)

Income tax expense is recognized based on the actual loss incurred during the three months ended March 31, 2025 and 2024, respectively.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended March 31,
	2025	2024
United States	$8,407	$10,073
International	5,236	7,406
Total revenue	$13,643	$17,479

As of March 31, 2025, long-lived assets in the amount of $4,255 were located in the United States and $712 were located in foreign locations. As of December 31, 2024, long-lived assets in the amount of $5,133 were located in the United States and $776 were located in foreign locations.

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

4.    Service revenue – includes extended warranty sales.

The following table presents revenue by type:

	Three Months Ended March 31,
	2025	2024
Lease revenue	$2,649	$3,531
System revenue	7,903	10,535
Product revenue	2,420	2,557
Service revenue	671	856
Total revenue	$13,643	$17,479

17. RELATED PARTY TRANSACTIONS

There were no related party transactions for the three months ended March 31, 2025 and March 31, 2024, respectively.

18. SUBSEQUENT EVENTS

Eighth Delayed Drawdown

On April 4, 2025, the Lenders agreed to provide the Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $2,000,000 (the "Eighth Delayed Drawdown"). The Eighth Delayed Drawdown was funded on April 4, 2025.

Registered Direct Offering

On April 9, 2025, the Company entered into a securities purchase agreement (the “April 9 SPA”) with certain institutional investors (each, an “April 9 Investor”), pursuant to which the Company agreed to issue and sell to the April 9 Investors in a registered direct offering an aggregate of 328,573 shares (the “April 9 Shares”) of the Company’s common stock, par value $0.0001 per share at a price of $3.50 per share (the “April 9 Offering”).

The Company closed the April 9 Offering on April 10, 2025, raising gross proceeds of approximately $1.1 million before deducting placement agent fees and other expenses payable by the Company.

On April 11, 2025, the Company entered into a securities purchase agreement (the “April 11 SPA”) with certain institutional investors (each, an “April 11 Investor”), pursuant to which the Company agreed to issue and sell to the April 11 Investors in a registered direct offering an aggregate of 386,700 shares (the “April 11 Shares”) of the Company’s common stock, par value $0.0001 per share at a price of $4.06 per share (the “April 11 Offering”).

The Company closed the April 11 Offering on April 14, 2025, raising gross proceeds of approximately $1.6 million before deducting placement agent fees and other expenses payable by the Company.

The April 9 Shares and April 11 Shares were offered at-the-market under Nasdaq rules and pursuant to the Company’s shelf registration statement on Form S-3 (File 333-282811), initially filed by the Company with the SEC under the Securities Act on October 24, 2024 and declared effective on November 1, 2024.

The April 9 SPA and April 11 SPA contain customary representations, warranties and covenants by the Company, among other customary provisions.

HCW acted as the Company’s placement agent in connection with the April 9 Offering and the April 11 Offering. For each offering, the Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the gross proceeds in the respective offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the respective offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of (i) 23,000 shares of common stock in the April 9 Offering and (ii) 27,069 shares of common stock in the April 11 Offering (together, the “Placement Agent Warrants”).

The Placement Agent Warrants (and the shares of common stock issuable upon the exercise of the Placement Agent Warrants) were offered pursuant to an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act. The Placement Agent Warrants have an initial exercise price of $4.375 per share for the April 9 Offering and $$5.075 per share for the April 11 Offering, are immediately exercisable and expire five years from the issuance date, and in certain circumstances may be exercised on a cashless basis. A holder is not entitled to exercise any portion of a Placement Agent Warrant, if, after giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates and any other persons whose beneficial ownership of common stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 4.99%, or at the election of the April 9 Investor 9.99%, of the common stock outstanding after giving effect to the exercise. Such 4.99% limitation may be increased at the holder’s election upon 61 days’ notice to the Company, provided that such percentage may not exceed 9.99%.

MSLP Consent Agreement

On April 30, 2025, the Loan Parties entered into a Consent Agreement with the Lenders (the “April 2025 MSLP Consent Agreement”). The April 2025 MSLP Consent Agreement granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through May 31, 2025, and (ii) permit Venus USA to apply the May 8, 2025 cash interest payment due under each Note (as defined in the April 2025 MSLP Consent Agreement) to the respective outstanding principal balance of each Note.

Fourteenth Bridge Loan Amendment

On April 30, 2025, the Loan Parties entered into a Fourteenth Bridge Loan Amendment Agreement with the Lenders (the “Fourteenth Bridge Loan Amendment”). The Fourteenth Bridge Loan Amendment amended the Loan and Security Agreement to extend the maturity date of the Bridge Financing from April 30, 2025 to May 31, 2025.

Note Consent Agreement

On April 30, 2025, the Loan Parties entered into a Consent Agreement with and Lenders (the “Note Consent Agreement).  The Note Consent Agreement granted relief under the New Secured Notes, such that certain minimum liquidity requirements under New Secured Notes are waived through May 31, 2025.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”) and other filings we have made with the SEC.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family medicine, and general practitioners and aesthetic medical spas. In the three months ended March 31, 2025 and 2024, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets. As we grow our ARTAS hair restoration business and expand robotics offerings through the AI.ME™ platform we expect our penetration into the core practices of dermatology and plastic surgery to increase.

We have had recurring net operating losses and negative cash flows from operations. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $321.3 million and $308.9 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $3.2 million and $4.3 million, respectively.

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruption, including increases to inflation rates, rising interest rates, foreign currency impacts, trade disruptions due to tariff rate increases or proposed increases, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted.

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

The 2022 Private Placement

In November 2022, we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 10,608 shares of our common stock, par value $0.0001 per share, and 3,185,000 shares of our voting convertible preferred stock, par value $0.0001 per share (the "Voting Preferred Stock"), which are convertible into 193,014 shares of common stock upon receipt of a valid conversion notice from a 2022 Investor or at the option of the Company within 30 days following the occurrence of certain events (the "2022 Private Placement"). The 2022 Private Placement was completed on November 18, 2022. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2022 Private Placement transaction are discussed in Note 14 "Stockholders' Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

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

The Company used the proceeds of the Placements, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transaction are discussed in Note 14 "Stockholders' Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

Series X Convertible Preferred Stock

On October 4, 2023, the Company entered into the 2023 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26.7 million in aggregate principal amount outstanding under the Notes for (i) $22.8 in aggregate principal amount of new secured convertible notes of the Company and (ii) 248,755 shares of newly-created convertible preferred stock of the Company, par value $0.0001 per share designated as "Series X Convertible Preferred Stock." The transaction is discussed in Note 14 "Stockholders' Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

Registered Direct Offering

On February 22, 2024, the Company, entered into the SPA with the 2024 Investors, pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 74,342 shares of the Company’s common stock, at a price of $16.115 per share and (ii) in a concurrent private placement, the 2024 Investor Warrants at an initial exercise price of $14.74 per share. The transaction is discussed in Note 14 "Stockholders' Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

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

On July 26, 2024 and February 21, 2025 additional delayed draws in the amounts of $5.3 million were made, respectively. On November 26, 2024, an additional delayed draw of $1.2 million was made, and on December 9, 2024, an additional delayed draw of $1.5 million was made, for a total drawdown as of December 31, 2024 of $7.9 million.

From May 24, 2024 through March 27, 2025 the Loan Parties entered into Bridge Financing Amendments Two through Thirteen, which among other things, extended the maturity date to April 30, 2025, increased the delayed draw commitment from $2.8 million to $21.0 million, made interest payments payable-in-kind, deleted the net loss covenant, and granted relief from minimum liquidity requirements. These amendments are discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our condensed consolidated financial statements included elsewhere in this report.

2024 Exchange Agreements, 2025 Exchange Agreement and Series Y Convertible Preferred Stock Issuance

On May 24, 2024, the Company entered into the 2024 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $52,142 million in aggregate principal amount outstanding under the Main Street Priority Loan, dated December 8, 2020, for (i) $17,142 million in aggregate principal amount of new secured convertible notes of the Company and (ii) 576,986 shares of newly-created convertible preferred stock of the Company, designated as "Series Y Convertible Preferred Stock." As part of the extinguishment of principal, the Company recognized a $10.9 million non-cash loss.

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

On March 31, 2025, the Company entered into the 2025 Exchange Agreement whereby the Company exchanged $28,016 in aggregate principal amount outstanding under the New Notes for $17,016 in aggregate principal of New Secured Notes and 379,311 shares of Series Y Preferred Stock. As part of the extinguishment of principal, the Company recognized a $1.0 million non-cash loss.

The transactions are discussed in Note 14 "Stockholders' Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

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

We generate revenue from traditional system sales and from sales under our internal lease programs, which are available to customers in North America and select international markets. Approximately 25% of our aesthetic system revenues were derived from our internal lease programs in the three months ended March 31, 2025 and March 31, 2024, respectively. We currently do not offer the ARTAS iX system under our internal lease programs. For additional details related to our internal lease programs, see Part 1, Item 1. Business as filed in our Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, we operated directly in 11 international markets through our 9 direct offices in the United States, Canada, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the three months ended March 31, 2025, and 2024 were $13.6 million and $17.5 million, respectively. We had a net loss attributable to the Company of $12.4 million and $9.8 million in the three months ended March 31, 2025, and 2024, respectively. We had an Adjusted EBITDA loss of $8.3 million and $5.1 million for the three months ended March 31, 2025, and 2024, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2025	2024
Reconciliation of net loss to adjusted EBITDA	(in thousands)
Net loss	$(12,366)	$(9,789)
Foreign exchange (gain) loss	(119)	324
Loss on debt extinguishment	1,049	—
Finance expenses	1,570	1,668
Income tax expense	338	37
Depreciation and amortization	950	975
Stock-based compensation expense	207	339
CEWS (1)	—	418
Other adjustments (2)	27	910
Adjusted EBITDA	$(8,344)	$(5,118)

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

(2) For the three months ended March 31, 2025 and March 31, 2024 the other adjustments are represented by restructuring activities designed to improve the Company's operations and cost structure.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and internal financing programs. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended March 31,
	2025	2024
United States	83	160
International	113	154
Total systems delivered	196	314

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

In the three months ended March 31, 2025, and 2024, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for expected credit losses for estimated losses that may primarily arise from customers who purchased our products under our internal financing programs who are unable to make the remaining payments required under their agreements. We continue to focus our selling efforts on cash sales and internal financing customers with a stronger credit profile, with the goal of reducing our exposure to credit losses. We incurred a bad debt expense of $1.2 million during the three months ended March 31, 2025. This compares to $0.2 million for the three months ended March 31, 2024. As of March 31, 2025, our allowance for expected credit losses was $3.1 million which represented approximately 11% of the gross outstanding accounts receivable as of this date. As of March 31, 2024 our allowance for expected credit losses was $5.3 million which represented approximately 13% of the gross outstanding accounts receivable as of this date.

Outlook

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruption, including increases to inflation rates, rising interest rates, foreign currency impacts, declines in consumer confidence, and a challenging growth environment. In addition, we face uncertainty with respect to both the quantum and duration of tariffs the new U.S. Federal administration will levy on goods imported from China, Mexico, Europe, Canada and other international jurisdictions. These actions have prompted retaliatory tariffs and other measures by a number of countries. The U.S. Federal administration recently increased tariffs on goods imported from Israel to 10% (reduced from an initial increase of 17%). As the majority of our systems are sourced from Israel, our cost of goods will increase and we will experience modest margin erosion. All these factors point to potential recessionary impacts, and the severity and duration of these conditions on our business cannot be predicted. The bulk of the first quarter revenue decline was due to a significant tightening in credit markets in the U.S. and international markets due to higher interest rates and economic uncertainty impacting our customers' ability and/or desire to secure capital equipment financing. In addition, our international results were negatively affected by our international strategy to wind down underperforming countries as we continued to transition to third party distributors. On a positive note, the Federal Reserve Board (Fed), the Bank of England, the European Central Bank, the Swiss National Bank and the Bank of Canada all recently reduced interest rates in an effort to reduce the degree of restrictiveness in monetary policy. We remain focused on adapting to the challenges presented by the current macro-economic environment, as well as the opportunities presented by an easing of monetary policy.

Israel – Hamas conflict. Following the October 7, 2023 attack by Hamas on Israeli citizens and the declaration of war that followed, we have taken steps to mitigate exposure to risks related to our Israeli operations, the risks of which are further described in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. These efforts include but are not limited to, working with our contract manufacturers to accelerate inventory build, contingency planning with respect to alternative manufacturing sites within their network, and relocating larger amounts of finished goods to warehouses in North America to protect our ability to distribute products. Alongside the Company's continuity plan, we maintain regular contact with our employees in Israel and have instituted a wellness program designed to provide access to healthcare practitioners/consultants for short term counselling for colleagues and family members in order to provide assistance during the conflict.

Supply chain. We did not experience significant supply issues during the three months ended March 31, 2025 as we continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and build inventory of key component parts. We anticipate some supply challenges during the balance of 2025, due to geopolitical disruption in the middle east impacting shipping lanes, deliveries of materials and component parts, impacting production lead times that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which may continue throughout the rest of 2025. We also face uncertainty with respect to the quantum and duration of tariffs the new U.S. Federal administration will levy on goods imported from China, Mexico, Europe, Canada and other international jurisdictions. These actions have prompted retaliatory tariffs and other measures by a number of countries. The U.S. Federal administration recently increased tariffs on goods imported from Israel to 10% (reduced from initial increase of 17%). As the majority of our systems are sourced from Israel, our cost of goods will increase and we will experience modest margin erosion. We continue to mitigate such pressures, where possible, through price increases and margin management.

Global economic conditions. General global economic downturns and macroeconomic trends, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, protectionist trade policies and retaliatory measures, economic slowdowns, have resulted and may continue to result in unfavorable conditions and recessionary impacts that negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2024. While inflation rates in the U.S., as well as in other countries in which we operate, are showing signs of moderation, the impact of such successive increases on cost structures remains, affecting governments, corporations and small businesses alike. Our customers have also been affected by higher inflation and higher interest rates, impacting their ability to secure third party financing or causing many of them to delay capital purchases due to high interest rates. As noted above, the Federal Reserve in the U.S. and other central banks in various countries have commenced a cycle of interest rate reductions in response to concerns about stagnant growth, and protectionist trade policies.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. While the continued post-pandemic recovery remains challenging due to the challenging global economic conditions noted above, we continue to evaluate our direct operations, particularly those outside of North America.

Accounts receivable collections. We remain fully focused on our revised credit screening practices with the goal of reducing bad debt expenses. As of March 31, 2025, our allowance for expected credit losses stands at $3.1 million, which represents 11% of the gross outstanding accounts receivable as of that date. This represents a decrease of $0.7 million or 18% from our December 31, 2024 allowance for expected credit losses balance of $3.8 million.

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

System Revenue

For the three months ended March 31, 2025, approximately 25% of our total system revenues were derived from our internal financing programs (Venus Prime and our legacy subscription model). For the three months ended March 31, 2024, approximately 25% of our total system revenues were derived from our internal financing programs. Lease program revenues in the first three months of 2025 have declined compared to the same period in 2024, partially due to our strategy to prioritize cash deals over internal financing program deals in order to improve cash generation and preserve liquidity.  The decline is also attributable to uncertainty about economic stability, and a significant tightening in credit markets in the U.S. and international markets due to higher interest rates, impacting our customers' ability and/or desire to secure capital equipment financing. Our internal financing programs are designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. For accounting purposes, our internal financing programs are considered to be sales-type finance leases, where the present value of all cash flows to be received under the agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three months ended March 31, 2025 and 2024 approximately 68% and 62%, respectively, of our total system revenues were derived from traditional sales. We continue to focus on traditional sales in line with our strategy to prioritize cash deals over internal lease program deals in order to improve cash generation and preserve liquidity.

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

For the three months ended March 31, 2025 and 2024, approximately 7% and 13%, respectively, of our total system revenues were derived from distributor sales. The decline is attributable to uncertainty about economic stability, and a significant tightening in international credit markets. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, and are accounted for using the sell-in method.

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

Finance Expenses

Finance expenses consist of interest income, interest expense and other banking charges. Interest income consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 7.5% for the MSLP Loan (now owned by Madryn), 13.5% for the Madryn Notes, and 13.6% for the 2024 Notes as of March 31, 2025 and 7.7% for the MSLP Loan, 13.5% for the Madryn Notes, and 13.6% for the 2024 Notes as of December 31, 2024 .

Foreign Exchange (Gain) Loss

Foreign currency exchange loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Loss on Debt Extinguishment

Loss on Debt Extinguishment is due to the March 2025 exchange of $28.0 million in aggregate principal amount outstanding under the New Notes for $17.0 million in aggregate principal of New Secured Notes and 379,311 shares of its Series Y preferred stock. As part of the March 2025 extinguishment of principal, the Company recognized a $1.0 million non-cash loss.

Income Tax Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription contract is reported and tax affected. This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer. Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Income tax expense is recognized based on the actual taxable income or loss incurred during the three months ended March 31, 2025.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Consolidated Statements of Loss:	(dollars in thousands)
Revenues:
Leases	$2,649	$3,593
Products and services	10,994	13,886
Total revenue	13,643	17,479
Cost of goods sold:
Leases	844	1,477
Products and services	4,044	4,355
	4,888	5,832
Gross profit	8,755	11,647
Operating expenses:
Selling and marketing	6,992	7,374
General and administrative	9,735	10,248
Research and development	1,556	1,785
Total operating expenses	18,283	19,407
Loss from operations	(9,528)	(7,760)
Other expenses:
Foreign exchange (gain) loss	(119)	324
Finance expenses	1,570	1,668
Loss on debt extinguishment	1,049	—
Loss before income taxes	(12,028)	(9,752)
Income tax expense	338	37
Net loss	$(12,366)	$(9,789)
Net loss attributable to stockholders of the Company	(12,363)	(9,794)
Net (loss) income attributable to non-controlling interest	(3)	5
As a % of revenue:
Revenues	100%	100%
Cost of goods sold	35.8	33.4
Gross profit	64.2	66.6
Operating expenses:
Selling and marketing	51.2	42.2
General and administrative	71.4	58.6
Research and development	11.4	10.2
Total operating expenses	134.0	111.0
Loss from operations	(69.8)	(44.4)
Foreign exchange (gain) loss	(0.9)	1.9
Finance expenses	11.5	9.5
Loss on debt extinguishment	7.7	—
Loss before income taxes	(88.2)	(55.8)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Revenues by region:
United States	$8,407	$10,073
International	5,236	7,406
Total revenue	$13,643	$17,479

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Revenues by product:
Venus Prime / Subscription—Systems	$2,649	$3,531
Products—Systems	7,903	10,535
Products—Other (1)	2,420	2,557
Services (2)	671	856
Total revenue	$13,643	$17,479

(1)	Products-Other include ARTAS procedure kits, Viva tips, Glide and other consumables.
(2)	Services include extended warranty sales.

Comparison of the three months ended March 31, 2025 and 2024

Revenues

	Three Months Ended March 31,
	2025		2024		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Venus Prime / Subscription—Systems	$2,649	19.4	$3,531	20.2	$(882)	(25.0)
Products—Systems	7,903	57.9	10,535	60.3	(2,632)	(25.0)
Products—Other	2,420	17.8	2,557	14.6	(137)	(5.4)
Services	671	4.9	856	4.9	(185)	(21.6)
Total	$13,643	100.0	$17,479	100.0	$(3,836)	(21.9)

Total revenue decreased by $3.8 million, or 21.9%, to $13.6 million for the three months ended March 31, 2025 from $17.5 million for the three months ended March 31, 2024. The decrease in revenue is primarily attributed to the effects of customer uncertainty about economic stability, tighter third-party lending practices which negatively impacted capital equipment sales in the U.S. and the exiting of unprofitable direct markets. This revenue decline is the primary reason driving cash used in operations $3.4 million higher than the same period in 2024.

We sold an aggregate of 196 systems in the three months ended March 31, 2025 compared to 314 systems in the three months ended March 31, 2024. The percentage of systems revenue derived from our internal lease programs was approximately 25% and 25% during the three months ended March 31, 2025 and 2024, respectively. The continuing low percentage is in line with our strategy to prioritize cash deals over internal financing program deals in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our internal lease programs was approximately 20% and 25% during the three months ended March 31, 2025 and 2024, respectively. The Company remains steadfast in ensuring that its in-house financing program accepts only qualified customers with the goal to reduce future credit losses, often at the expense of topline revenue.

Other product revenue was $2.4 million in the three months ended March 31, 2025 a 5.4% decrease compared to product revenue of $2.6 million in the three months ended March 31, 2024.

Services revenue was $0.7 million in the three months ended March 31, 2025, compared to $0.9 million in the three months ended March 31, 2024. The decrease is primarily due to the overall decline in device sales.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $0.9 million, or 16%, to $4.9 million in the three months ended March 31, 2025, compared to $5.8 million in the three months ended March 31, 2024. Gross profit decreased by $2.9 million, or 24.8%, to $8.8 million in the three months ended March 31, 2025, compared to $11.6 million in the three months ended March 31, 2024. The decrease in gross profit is primarily due to the effects of tighter third party lending practices which negatively impacted capital equipment sales in the U.S., and a decrease in revenue in our international markets driven by the accelerated exit from unprofitable direct markets. Gross margin was 64.2% of revenue in the three months ended March 31, 2025, compared to 66.6% of revenue in the three months ended March 31, 2024. The decrease in gross margin is primarily attributable to higher device system costs of goods sold tracing to manufacturing overheads spread over a lower volume base, and to a lesser extent, product mix.

Operating expenses

	Three Months Ended March 31,
	2025		2024		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$6,992	51.2	$7,374	42.2	$(382)	(5.2)
General and administrative	9,735	71.4	10,248	58.6	(513)	(5.0)
Research and development	1,556	11.4	1,785	10.2	(229)	(12.8)
Total operating expenses	$18,283	134.0	$19,407	111.0	$(1,124)	(5.8)

Selling and Marketing

Selling and marketing expenses decreased by $0.4 million or 5.2% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease is largely due to lower revenues and reduced activities as we exited unprofitable direct markets, and the effects of tighter third party lending practices which negatively impacted capital equipment sales in the U.S. As a percentage of total revenues, our selling and marketing expenses increased by 9.0%, from 42.2% in the three months ended March 31, 2024 to 51.2% in the three months ended March 31, 2025. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses decreased by $0.5 million or 5.0% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to savings from exiting certain unprofitable direct markets and lower restructuring costs, partially offset by inflationary pressures associated with salaries and other cost elements, and higher bad debt expense. As a percentage of total revenues, our general and administrative expenses increased by 12.8%, from 58.6% in the three months ended March 31, 2024, to 71.4% in the three months ended March 31, 2025, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $0.2 million or 12.8% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. We experienced cost savings through the consolidation of activities between our Israel and United States sites, partially offset by a reinvestment in research and development efforts directed at scaling our robotic technology across other aesthetic platforms. As a percentage of total revenues, our research and development expenses increased by 1.2%, from 10.2% in the three months ended March 31, 2024, to 11.4% in the three months ended March 31, 2025.

Foreign Exchange (Gain) Loss

We had $0.1 million of foreign exchange gain in the three months ended March 31, 2025 and foreign exchange loss of $0.3 million in the three months ended March 31, 2024 a favorable variance of $0.4 million year over year. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses decreased by $0.1 million or 5.8%, from $1.7 million in the three months ended March 31, 2024, compared to $1.6 million for the three months ended March 31, 2025, primarily due to significantly lower debt levels year over year.

Income Tax Expense

We had an income tax expense of $0.3 million in the three months ended March 31, 2025 compared to a $0.04 million income tax expense in the three months ended March 31, 2024. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2025, we had changes in timing of deductible expenses, tax accrual reversals and recognized tax losses in specific judications, which resulted in $0.3 million of income tax expense.

Liquidity and Capital Resources

We had $3.2 million and $4.3 million of cash and cash equivalents as of March 31, 2025, and December 31, 2024, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $35.5 million as of March 31, 2025, including the MSLP Loan of $2.8 million, convertible notes of $18.8 million, and a note payable (bridge financing) of $13.9 million compared to total debt obligations of approximately $39.7 million as of December 31, 2024. Cash used in operating activities during the three months ended March 31, 2025 was $6.3 million, representing a $3.4 million increase compared to the three months ended March 31, 2024. Working capital is primarily impacted by the ratio of our internal lease program sales (Venus Prime sales and legacy subscription-based sales) to traditional cash sales. Our shift to prioritize traditional cash sales over internal lease program sales is designed to improve liquidity and reduce working capital requirements over time. Our expanding product portfolio may require higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of lease program revenue to traditional sales revenue at a ratio of approximately 25:75 in the three months ended March 31, 2025, compared to 25:75 in the three months ended March 31, 2024. We expect the ratio of lease program sales to traditional sales for the balance of 2025 and beyond to approximate a 30:70 split. We expect inventory to remain relatively flat in the short term but increase at a lower rate than the rate of revenue growth over the longer term.

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

Issuance of Secured Subordinated Convertible Notes

Contemporaneously with the MSLP Loan Agreement, on December 9, 2020, we issued $26.7 million aggregate principal amount of the Notes to the Madryn Noteholders pursuant to the terms of the Exchange Agreement. The Notes accrued interest at a rate of 8.0% per annum from the date of original issuance of the Notes to the third anniversary date of the original issuance and thereafter interest accrued at a rate of 6.0% per annum. In connection with the Exchange Agreement, we also entered into (i) the Madryn Loan and Security Agreement, pursuant to which we agreed to grant Madryn a security interest, in substantially all of our assets, to secure the obligations under the Notes and (ii) the CNB Subordination Agreement. The Notes were convertible at any time into shares of our common stock at an initial conversion price of $536.25 per share, subject to adjustment. For additional information regarding the Notes, Exchange Agreement, Madryn Loan and Security Agreement and CNB Subordination Agreement, see Note 11 “Madryn Long-Term Debt and Convertible Notes” to our consolidated financial statements included elsewhere in this report. On October 4, 2023, the Company entered into the 2023 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26.7 million in aggregate principal amount outstanding under the Notes for (i) $22.8 million in the New Notes, and (ii) 248,755 shares of Series X Convertible Preferred Stock. The New Notes accrued interest, payable in kind on a quarterly basis, at an annual rate of 90-day Adjusted SOFR + 8.5% and are convertible at any time into shares of our common stock at an initial conversion price of $264 per share, subject to adjustment. On March 31, 2025, the Company entered into the 2025 Exchange Agreement, pursuant to which the Madryn Noteholders agreed to exchange $28.0 million in aggregate principal amount outstanding under the New Notes for (i)$17.0 million in New Secured Notes and (ii) 379,311 shares of Series Y Preferred Stock. The New Secured Notes follow the same terms as the previous New Notes.

Main Street Priority Lending Program Term Loan

On December 8, 2020, we executed the MSLP Loan Agreement, MSLP Note, and related documents for a loan in the aggregate amount of $50.0 million for which CNB will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act. On October 4, 2023, the Company, Venus USA, Venus Canada, and Venus Ltd. entered into the MSLP Loan Modification, which modified certain terms of the MSLP Loan Agreement. On April 23, 2024, the MSLP Loan was purchased by Madryn for an undisclosed amount from CNB with the consent of the Company. On May 24, 2024, the Lenders agreed to exchange $52.1 million in aggregate principal amount outstanding for $17.1 million in aggregate principal amount of new secured notes and 576,986 shares of newly-created Series Y Convertible Preferred Stock. On September 26, 2024, the Lenders agreed to another exchange of $17.7 million in aggregate principal amount outstanding for $2.7 million in aggregate principal of remaining secured notes and 203,583 shares of Series Y Convertible Preferred Stock. From June 21, 2024 through September 26, 2024, the Company entered into multiple Amendment and Consent Agreements with Madryn to, among other things, modify interest payments to be payable-in-kind, grant relief from the Minimum Deposit Relationship obligations and minimum liquidity requirements, and delete the net loss covenant. See Note 11 "Madryn Debt and Convertible Notes" to our condensed consolidated financial statements included elsewhere in this report.

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

For additional information regarding the 2024 Notes, Note Purchase Agreement, and EW Security Agreement, see Note 12 “EW Convertible Notes” to our condensed consolidated financial statements included elsewhere in this report.

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into the Loan and Security Agreement, by and among the Bridge Borrower, the 2024 Guarantors, the 2024 Lenders and Madryn Health Partners, LP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders have agreed to provide the Bridge Borrower with Bridge Financing in the form of a term loan in the original principal amount of $2.2 million and one or more delayed draw term loans of up to an additional principal amount of $2.8 million. The transaction is discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our condensed consolidated financial statements included elsewhere in this report.

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

On July 12, 2022, we entered into the 2022 LPC Purchase Agreement with Lincoln Park, and we issued and sold to Lincoln Park 0.004 million shares of our common stock as a commitment fee in connection with entering into the 2022 LPC Purchase Agreement, with the total value of $0.3 million. Through December 31, 2023 we issued an additional 70.6 thousand shares of common stock to Lincoln Park at an average price of $43.67 per share. During the twelve months ended December 31, 2024, the Company issued an additional 758 shares of common stock to Lincoln Park at an average price of $12.76 per share, for a total value of $10. For additional information regarding the 2022 LPC Purchase Agreement, see Note 14 “Stockholders' Equity” to our condensed consolidated financial statements included elsewhere in this report.

The 2022 Private Placement

On November 18, 2022, we consummated the 2022 Private Placement whereby we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 10,608 shares of our common stock and 3,185,000 shares of our Voting Preferred Stock. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity (deficit). The accounting effects of the 2022 Private Placement transaction are discussed in Note 14 "Stockholders' Equity" in the notes to our consolidated financial statements included elsewhere in this report.

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

On October 20, 2023, the Company and the 2023 Investors consummated the Fourth Placement under the 2023 Multi-Tranche Private Placement, under which the Company sold the 2023 Investors 502,513 shares of Senior Preferred Stock for an aggregate purchase price of $2.0 million. The Company expects to use the proceeds of the Placements, after the payment of transaction expenses, for general working capital purposes. The accounting effects of the 2023 Multi-Tranche Private Placement transactions are discussed in Note 14 "Stockholders' Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

Registered Direct Offering

On February 22, 2024, the Company, entered into the SPA with the 2024 Investors, pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 74,342 shares of the Company’s common stock, at a price of $16.115 per share and (ii) in a concurrent private placement, warrants to acquire up to an aggregate of 74,342 shares of common stock, at an initial exercise price of $14.74 per share. HCW acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 5,204 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are similar to the 2024 Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $20.1438 per share. The transaction is discussed in Note 14 "Stockholders' Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

Capital Resources

As of March 31, 2025, we had capital resources consisting of cash and cash equivalents of $3.2 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

We believe that the net proceeds from the Madryn Loan and Security Agreement, the Registered Direct Offering, the 2024 Note, the 2023 Multi-Tranche Private Placement, the 2022 Private Placement, the proceeds from issuance of our common stock to Lincoln Park, the proceeds from the MSLP Loan, the Short-Term Bridge Financing by Madryn, our strategic cash flow enhancement initiatives, our initiatives to pursue strategic alternatives, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We can provide no assurances that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(6,310)	$(2,878)
Cash used in investing activities	(35)	(25)
Cash provided by financing activities	5,273	2,594
Net decrease in cash and cash equivalents	$(1,072)	$(309)

Cash Flows from Operating Activities

For the three months ended March 31, 2025, cash used in operating activities consisted of a net loss of $12.4 million, partially offset by non-cash operating expenses of $5.9 million and a decrease in net operating assets of $0.1 million. The decreased use of cash in net operating assets was primarily attributable to an increase in trade payables of $0.9 million, and a decrease in accounts receivable of $1.2 million. These were offset primarily by an increase in inventories of $0.6 million, and a decrease in accrued expenses and other current liabilities of $1.1 million. The non-cash operating expenses consisted of depreciation and amortization of $1.0 million, stock-based compensation expense of $0.2 million, provision for expected credit losses of $1.2 million, a loss on extinguishment of debt of $1.0 million, deferred tax expense of $0.3 million, provision for inventory obsolescence of $0.6 million, and finance expenses and accretion of $1.6 million.

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

Cash Flows from Investing Activities

In the three months ended March 31, 2025, cash used in investing activities consisted of $0.04 million for the purchase of property and equipment.

In the three months ended March 31, 2024, cash used in investing activities consisted of $0.03 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the three months ended March 31, 2025, cash provided by financing activities consisted of net proceeds from the Short-term Bridge Financing by Madryn, of $5.3 million.

In the three months ended March 31, 2024, cash provided by financing activities primarily consisted of net proceeds from the Registered Direct Offering of shares and warrants of $1.0 million and net proceeds from the 2024 Convertible Notes issued to EW of $1.6 million.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of March 31, 2025, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $14.1 million. In addition, as of March 31, 2025, we had $0.2 million of open purchase orders that can be cancelled with 270 days’ notice.

The following table summarizes our contractual obligations as of March 31, 2025, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations, including interest	$14,371	$27,283	$—	$—	$41,654
Operating leases	1,300	1,483	192	128	3,103
Purchase commitments	13,844	224	—	—	14,068
Total contractual obligations	$29,515	$28,990	$192	$128	$58,825

For an additional description of our commitments see Note 9, “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2024. We believe that the assumptions and estimates associated with revenue recognition, long-term receivables, allowance for expected credit losses, warranty accrual, and stock-based compensation have the most significant impact on our consolidated financial statements, and therefore, we consider these to be our critical accounting policies and estimates.

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

Long-term receivables

Long-term receivables relate to our internal lease programs revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for expected credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% and 10% for the three months ended March 31, 2025 and 8% and 10% for the three months ended March 31, 2024. Unearned interest revenue represents the interest only portion of the respective lease program payments and will be recognized in income over the respective payment term as it is earned.

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

Stock-Based Compensation

We account for stock-based compensation costs in accordance with the accounting standards for stock-based compensation, which require that all stock based payments to employees be recognized in the condensed consolidated statements of operations based on their fair values.

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances are re-measured into U.S. dollars in accordance with the principles set forth in ASC 830-10 “Foreign Currency Translation." All exchange gains and losses from re-measurement of monetary balance sheet items resulting from transactions in non-U.S. dollar currencies are recorded as foreign exchange (gain) loss in the condensed consolidated statement of operations as they arise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2025, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm because the Company is not an "accelerated filer" or a "large accelerated filer."

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2025, the Company was not a party to any material active or pending legal proceedings.

We may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described below and the risk factors described under Part I, Item 1A. “Risk Factors” in our latest Form 10-K for the year ended December 31, 2024, any of which could adversely affect our business, results of operations, financial condition and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, our unaudited condensed consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included herein, and the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2024 filed with the SEC and incorporated by reference herein.

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

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, these terrorists launched extensive rocket attacks on the Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas. While an initial armistice and hostages/prisoners exchange was agreed to by Israel and Hamas and came into effect on January 19, 2025, the war has since resumed. The intensity, duration and impact of Israel’s current war against Hamas and the corresponding geopolitical instability in the region is difficult to predict, as are the war’s economic implications on the Company’s business and operations.

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

For the three months ended March 31, 2025 and 2024, approximately 25% of our total system revenues were derived from our internal lease programs (Venus Prime and our legacy subscription-based model). Under our internal lease programs, we collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the Venus Prime or subscription agreement is recognized as revenue upon shipment of the system to the customer. We cannot provide any assurance that the financial position of customers purchasing products and services under a Venus Prime or subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under our internal lease programs (Venus Prime or our legacy subscription-based model), we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

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

On March 3, 2025, the Company effected the Reverse Stock Split of the Company’s issued and outstanding common stock, par value $0.0001 per share by the filing of a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware pursuant to the Delaware General Corporation Law. The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on March 3, 2025, and began trading on a Reverse Stock Split-adjusted basis as of the opening of the Nasdaq Capital Market on March 4, 2025. On March 18, 2025, the Company received a notice from Nasdaq stating that the Company had regained compliance with the Bid Price Requirement.

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

Macroeconomic conditions in our domestic and international markets, as well as inflation concerns, instability of financial institutions, rising interest rates, and recessionary concerns may adversely affect our industry, business and financial results.

Our business depends on the overall demand for our products and on the economic health and willingness of our customers and potential customers to make capital commitments to purchase our products and services. As a result of macroeconomic or market uncertainty, including inflation concerns, rising interest rates, recessionary concerns, and geopolitical conflicts, customers may decide to delay purchasing our products and services or not purchase at all. In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand. Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, would adversely affect our business, results of operations and financial condition.

Changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs or retaliatory tariffs, may adversely impact costs related to the production, manufacturing and transportation of our products. Increased tariffs or the imposition of other barriers to international trade could decrease demand and have a negative effect on our revenues and operating results.

The U.S. Federal administration has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. The U.S. Federal administration recently increased tariffs on goods imported from Israel to 10% (reduced from initial increase of 17%). As the majority of our systems are sourced from Israel, our cost of goods will increase and we will experience modest margin erosion. In addition, the Company derives a meaningful percentage of its revenues from outside of the US, and therefore, these developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may have a material adverse effect on the Company's business and operations. In addition, the Company and/or its contract manufacturers, source component parts used in our products from countries affected by higher tariffs. We also routinely ship our products internationally. An increase in tariffs may adversely affect our gross profit margins in the future due to higher costs of production, manufacturing and transportation of our products and/or impact our ability to sell our product in certain affected international markets.

We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our suppliers seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain products. We cannot control the duration or depth of such actions which may increase our product costs which would in turn reduce our margins and potentially decrease the competitiveness of our products. These actions could have a negative effect on our business, results of operations, or financial condition.

Furthermore, compliance with export controls and implementation of additional tariffs may increase compliance costs and further affect our business and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as otherwise disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on April 2, 2025 there were no unregistered securities issued and sold during the three months ended March 31, 2025.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc.	8-K	5-11-23	3.1

3.4	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock.	8-K	6-26-23	3.1

3.5	Certificate of Designations of Series X Convertible Preferred Stock.	8-K	10-5-23	3.1

3.6	Certificate of Designations of Series Y Convertible Preferred Stock	8-K	5-28-24	3.1

3.7	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

3.8	Amendment to Certificate of Designations of Series Y Convertible Preferred Stock	8-K	9-27-24	3.1

3.9	Certificate of Amendment of Series Y Convertible Preferred Stock	8-K	4-2-25	3.1

3.10	Certificate of Amendment of Voting Convertible Preferred Stock	8-K	4-2-25	3.2

3.11	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock	8-K	5-2-25	3.1

4.1	Form of Investor Warrant	8-K	2-27-24	4.1

4.2	Form of Placement Agent Warrant	8-K	2-27-24	4.2

10.1	Consent Agreement, dated December 31, 2024, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	1-7-25	10.1

10.2	Tenth Amendment to Bridge Loan Agreement, dated December 31, 2024, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	1-7-25	10.2

10.3	Consent Agreement dated January 28, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	1-31-25	10.1

10.4	Eleventh Amendment to Bridge Loan Agreement, dated January 28, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	1-31-25	10.2

10.5	Amendment and Consent Agreement, dated February 28, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	3-4-25	10.1

10.6	Second Amendment to Secured Subordinated Convertible Notes, dated February 28, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	3-4-25	10.2

10.7	Twelfth Amendment to Bridge Loan Agreement, dated February 28, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	3-4-25	10.3

10.8	Amendment to Secured Subordinated Convertible Notes, dated February 28, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P	8-K	3-4-25	10.4

10.9	Consent Agreement, dated March 27, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	3-28-25	10.1

10.10	Thirteenth Amendment to Bridge Loan Agreement, dated March 27, 2025, by and among Venus Concept USA Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	3-28-25	10.2

10.11	Exchange Agreement, dated March 31, 2025, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	4-2-25	10.1

10.12	Secured Subordinated Convertible Note, dated March 31, 2025, issued by Venus Concept Inc. in favor of Madryn Health Partners, LP	8-K	4-2-25	10.2

10.13	Secured Subordinated Convertible Note, dated March 31, 2025, issued by Venus Concept Inc. in favor of Madryn Health Partners (Cayman Master), LP	8-K	4-2-25	10.3

10.14	Second Amended and Restated Registration Rights Agreement, dated March 31, 2025, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	4-2-25	10.4

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

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

Venus Concept Inc.

Date: May 15, 2025	By:	/s/ Rajiv De Silva
Rajiv De Silva
Chief Executive Officer

Date: May 15, 2025	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer