Form 10-Q
period 2025-06-30
Venus Concept Inc.
filed 2025-08-14
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025 the registrant had 1,859,123 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,878	$4,271
Restricted cash	987	—
Accounts receivable, net of allowance of $2,916 and $3,402 as of June 30, 2025, and December 31, 2024, respectively	15,767	18,721
Inventories	15,860	17,561
Prepaid expenses	779	828
Advances to suppliers	6,050	6,027
Other current assets	1,787	1,104
Total current assets	45,108	48,512
LONG-TERM ASSETS:
Long-term receivables, net of allowance of $174 and $384 as of June 30, 2025 and December 31, 2024, respectively	9,641	8,534
Deferred tax assets	950	1,459
Severance pay funds	512	488
Property and equipment, net	940	936
Operating right-of-use assets, net	2,684	3,282
Intangible assets	3,250	4,973
Total long-term assets	17,977	19,672
TOTAL ASSETS	$63,085	$68,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,848	$6,484
Accrued expenses and other current liabilities	13,011	11,433
Note payable	18,419	8,271
Unearned interest income	885	907
Warranty accrual	803	917
Deferred revenues	914	953
Operating lease liabilities	1,238	1,322
Total current liabilities	41,118	30,287
LONG-TERM LIABILITIES:
Long-term debt	15,866	31,437
Accrued severance pay	543	528
Unearned interest income	401	364
Warranty accrual	174	222
Operating lease liabilities	1,538	1,997
Other long-term liabilities	673	511
Total long-term liabilities	19,195	35,059
TOTAL LIABILITIES	60,313	65,346
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (Note 14):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 1,859,123 and 709,130 issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	31	30
Additional paid-in capital	335,279	311,238
Accumulated deficit	(332,983)	(308,899)
TOTAL STOCKHOLDERS’ EQUITY	2,327	2,369
Non-controlling interests	445	469
	2,772	2,838
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,085	$68,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data);

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Leases	$4,681	$4,455	$7,330	$8,048
Products and services	11,011	12,127	22,005	26,013
	15,692	16,582	29,335	34,061
Cost of goods sold:
Leases	1,269	410	2,113	1,887
Products and services	4,992	4,323	9,036	8,678
	6,261	4,733	11,149	10,565
Gross profit	9,431	11,849	18,186	23,496
Operating expenses:
Selling and marketing	7,685	7,048	14,677	14,422
General and administrative	9,433	8,660	19,168	18,908
Research and development	1,354	1,737	2,910	3,522
Total operating expenses	18,472	17,445	36,755	36,852
Loss from operations	(9,041)	(5,596)	(18,569)	(13,356)
Other expenses:
Foreign exchange (gain) loss	(545)	774	(664)	1,098
Finance expenses	1,167	2,452	2,737	4,120
Loss on debt extinguishment	1,865	10,901	2,914	10,901
Loss before income taxes	(11,528)	(19,723)	(23,556)	(29,475)
Income tax expense	214	141	552	178
Net loss	$(11,742)	$(19,864)	$(24,108)	$(29,653)
Net loss attributable to stockholders of the Company	$(11,721)	$(19,951)	$(24,084)	$(29,745)
Net (loss) income attributable to non-controlling interest	$(21)	$87	$(24)	$92

Net loss per share:
Basic	$(8.03)	$(30.93)	$(22.18)	$(48.60)
Diluted	$(8.03)	$(30.93)	$(22.18)	$(48.60)
Weighted-average number of shares used in per share calculation:
Basic	1,459	645	1,086	612
Diluted	1,459	645	1,086	612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(11,742)	$(19,864)	$(24,108)	$(29,653)
Loss attributable to stockholders of the Company	(11,721)	(19,951)	(24,084)	(29,745)
Income (loss) attributable to non-controlling interest	(21)	87	(24)	92
Comprehensive loss	$(11,742)	$(19,864)	$(24,108)	$(29,653)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

		Preferred Shares			Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	2023 Series X Private Placement Shares*	2024-2025 Series Y Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance — January 1, 2025	1,835,000	1,575,810	289,936	780,569	709,130	$30	$311,238	$(308,899)	$469	$2,838
Net loss — the Company	—	—	—	—	—	—	—	(12,363)	—	(12,363)
Net loss — non-controlling interest	—	—	—	—	—	—	—	—	(3)	(3)
Exchange of Convertible Notes for Series Y Private Placement shares	—	—	—	379,311	—	—	12,049	—	—	12,049
2023 Series X Private Placement shares dividends	—	—	9,061	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	207	—	—	207
Balance — March 31, 2025	1,835,000	1,575,810	298,997	1,159,880	709,130	$30	$323,494	$(321,262)	$466	$2,728
Net loss — the Company	—	—	—	—	—	—	—	(11,721)	—	(11,721)
Net loss — non-controlling interest	—	—	—	—	—	—	—	—	(21)	(21)
Exchange of Convertible Notes for Series Y Private Placement shares	—	—	—	325,651	—	—	8,365	—	—	8,365
2023 Series X Private Placement shares dividends	—	—	9,344	—	—	—	—	—	—	—
2025 Registered Direct Offering shares and warrants, net of costs	—	—	—	—	1,149,993	1	3,283	—	—	3,284
Stock-based compensation	—	—	—	—	—	—	137	—	—	137
Balance — June 30, 2025	1,835,000	1,575,810	308,341	1,485,531	1,859,123	$31	$335,279	$(332,983)	$445	$2,772

		Preferred Shares			Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	2023 Series X Private Placement Shares*	2024 Series Y Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance — January 1, 2024	3,185,000	1,575,810	256,356	—	552,205	$30	$247,854	$(261,903)	$570	$(13,449)
Issuance of common stock	—	—	—	—	758	0*	10	—	—	10
2024 Registered Direct Offering shares and warrants, net of costs	—	—	—	—	74,342	—	977	—	—	977
2023 Series X Private Placement shares dividends	—	—	8,012	—	—	—	—	—	—	-
Net loss - the Company	—	—	—	—	—	—	—	(9,794)	—	(9,794)
Net income - non-controlling interest	—	—	—	—	—	—	—	—	5	5
Stock-based compensation	—	—	—	—	—	—	339	—	—	339
Balance — March 31, 2024	3,185,000	1,575,810	264,368	—	627,305	$30	$249,180	$(271,697)	$575	$(21,912)
Exchange of MSLP Loan for Series Y Private Placement shares	—	—	—	576,986	—	—	45,901	—	—	45,901
Conversion of 2022 Private Placement shares	(1,350,000)	—	—	—	81,825	0*	—	—	—	-
2023 Series X Private Placement shares dividends	—	—	8,025	—	—	—	—	—	—	-
Net loss - the Company	—	—	—	—	—	—	—	(19,951)	—	(19,951)
Net income - non-controlling interest	—	—	—	—	—	—	—	—	87	87
Stock-based compensation	—	—	—	—	—	—	239	—	—	239
Balance — June 30, 2024	1,835,000	1,575,810	272,393	576,986	709,130	$30	$295,320	$(291,648)	$662	$4,364

*: Presented as $0 due to rounding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,108)	$(29,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,904	1,952
Stock-based compensation	344	578
Provision for expected credit losses	2,330	444
Provision for inventory obsolescence	886	723
Finance expenses and accretion	2,737	2,526
Deferred tax expense (recovery)	509	(176)
Loss on extinguishment of debt	2,914	10,901
Loss on disposal of property and equipment	11	19
Changes in operating assets and liabilities:
Accounts receivable short-term and long-term	(163)	5,962
Inventories	815	2,567
Prepaid expenses	49	289
Advances to suppliers	(23)	1,064
Other current assets	(504)	669
Operating right-of-use assets, net	598	610
Other long-term assets	(320)	(2)
Trade payables	(601)	(1,611)
Accrued expenses and other current liabilities	1,423	225
Current operating lease liabilities	(84)	(158)
Severance pay funds	(24)	152
Unearned interest income	15	(503)
Long-term operating lease liabilities	(459)	(549)
Other long-term liabilities	(7)	(239)
Net cash used in operating activities	(11,758)	(4,210)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(197)	(47)
Net cash used in investing activities	(197)	(47)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1	10
2024 Registered Direct Offering shares and warrants, net of costs of $222	—	976
2024 Convertible Notes issued to EW, net of costs of $393	—	1,607
2025 Registered Direct Offering shares and warrants, net of costs $589	3,283	—
Proceeds from Short-term Bridge Financing by Madryn, net of costs of $35 (2024- $238)	9,265	2,000
Net cash provided by financing activities	12,549	4,593
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	594	336
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	4,271	5,396
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$4,865	$5,732
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$(17)	$69
Cash paid for interest	$—	$1,594

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

Unit Purchase Agreement

On June 5, 2025, the Company entered into a Unit Purchase Agreement (the "Purchase Agreement") by and among the Company, Meta Robotics LLC (“Meta”) and MHG Co., Ltd. (“Meta Healthcare Group”) pursuant to which the Company agreed to sell the Venus Hair Business (as defined below) to Meta Healthcare Group in an all-cash transaction valued at $20 million, subject to a customary working capital adjustment (the “Transaction”).

Under the terms of the Purchase Agreement, Meta Healthcare Group will acquire Meta, a newly formed subsidiary of the Company, containing the Company’s portfolio of hair restoration and hair transplant technologies, related equipment, services and assets, including intellectual property relating to the ARTAS and NeoGraft technologies (the “Venus Hair Business”). Additionally, Meta Healthcare Group will assume the Company’s manufacturing and research and development facility in San Jose, California, as well as the rights to manufacture NeoGraft. Meta Healthcare Group will grant a perpetual, royalty-free, worldwide license to the Company with respect to a subset of transferred patents pursuant to a license agreement to be entered into between the parties (the “License Agreement”).

The Purchase Agreement contains customary representations, warranties and covenants for a transaction of this type. The Company has also agreed not to solicit proposals relating to alternative business combination transactions with respect to the Venus Hair Business, subject to certain exceptions that permit the Company’s Board of Directors to comply with its fiduciary duties.

Subject to the satisfaction or waiver of certain closing conditions, including, without limitation: an internal reorganization of the Venus Hair Business within Meta; governmental and regulatory approvals; required consents, including those of certain customers, suppliers and those required pursuant to the Republic of Korea foreign exchange regulation; a financial statement review; and the execution of a License Agreement, the Transaction may close in the third quarter of 2025.

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  June 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $332,983 and $308,899, respectively, though, the Company was in compliance with all required covenants as of June 30, 2025, and December 31, 2024. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the condensed consolidated financial statements are issued. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, trade disruptions due to tariff rate increases or proposed increases, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of June 30, 2025 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses and the carrying value of intangible and long-lived assets.

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

New Accounting Policy – Restricted Cash

Beginning in the quarter ended June 30, 2025 the Company established a restricted cash account. Restricted cash represents amounts that are legally or contractually restricted as to withdrawal or use. These funds are not available for general corporate purposes. As of June 30, 2025, and December 31, 2024, the Company was required to hold $987 and $nil, respectively, in a separate deposit account as collateral for the 2024 Notes related to the ERC Claim (see Note 12).

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(11,742)	$(19,864)	$(24,108)	$(29,653)
Net loss allocated to stockholders of the Company	$(11,721)	$(19,951)	$(24,084)	$(29,745)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic	1,459	645	1,086	612
Weighted-average shares of common stock outstanding used in computing net loss per share, diluted	1,459	645	1,086	612
Net loss per share:
Basic	$(8.03)	$(30.93)	$(22.18)	$(48.60)
Diluted	$(8.03)	$(30.93)	$(22.18)	$(48.60)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the quarters ended June 30, 2025 and 2024 because including them would have been antidilutive:

	June 30, 2025	June 30, 2024
Options to purchase common stock	74,659	93,577
Preferred stock	14,278,311	5,986,355
Shares reserved for convertible notes	219,257	250,568
Warrants for common stock	1,062,584	176,144
Total potential dilutive shares	15,634,811	6,506,644

4. FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities are initially recognized at fair value when the Company becomes a party to the contractual provisions of the financial instrument. Subsequently, all financial instruments are measured at amortized cost using the effective interest method.

The financial instruments of the Company consist of cash, cash equivalents, restricted cash, accounts receivable, long-term receivables, lines of credit, trade payables, accrued expenses and other current liabilities, note payable, other long-term liabilities and long-term debt. In view of their nature, the fair value of these financial instruments approximates their carrying amounts.

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

The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy, and there were no transfers between Level 1, Level 2 and Level 3 for the periods presented:

	Fair Value Measurements as of June 30, 2025
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$30	$—	$30
Total assets	$—	$30	$—	$30
Liabilities
Derivative Liability	—	—	311	311
Total liabilities	$—	$—	$311	$311

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$28	$—	$28
Total assets	$—	$28	$—	$28
Liabilities
Derivative Liability	$—	$—	$175	$175
Total liabilities	$—	$—	$175	$175

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

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $19,004 and $19,262 as of  June 30, 2025 and December 31, 2024, respectively, and are included in accounts receivable and long-term receivables on the condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for expected credit losses as of June 30, 2025 and December 31, 2024. Based upon such assessment, the Company recorded an allowance for expected credit losses totaling $3,090 and $3,786 as of June 30, 2025, and December 31, 2024, respectively.

A summary of the Company’s accounts receivables is presented below:

	June 30,	December 31,
	2025	2024
Gross accounts receivable	$28,498	$31,041
Unearned income	(1,286)	(1,271)
Allowance for expected credit losses	(3,090)	(3,786)
	$24,122	$25,984
Reported as:
Current trade receivables	$15,767	$18,721
Current unearned interest income	(885)	(907)
Long-term trade receivables	9,641	8,534
Long-term unearned interest income	(401)	(364)
	$24,122	$25,984

Current Venus Prime and subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for expected credit losses, to be received by the Company over the next 5 years:

		June 30,
	Total	2025	2026	2027	2028	2029
Current financing receivables, net of allowance of $580	$9,363	$9,363	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $174	9,641	—	6,097	3,467	77	—
	$19,004	$9,363	$6,097	$3,467	$77	$—

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

The allowance for expected credit losses consisted of the following activity:

Balance at January 1, 2024	$7,415
Write-offs	(5,055)
Provision	1,426
Balance at December 31, 2024	$3,786
Write-offs	(1,906)
Provision	1,172
Balance at March 31, 2025	$3,052
Write-offs	(1,119)
Provision	1,157
Balance at June 30, 2025	$3,090

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$1,424	$1,649
Work-in-progress	1,366	1,658
Finished goods	13,070	14,254
Total inventory	$15,860	$17,561

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the period from upgraded sales. The Company expensed $5,448 and $9,689 in cost of goods sold in the three and six months ended June 30, 2025, respectively. The Company expensed $4,084 and $9,203 in cost of goods sold in the three and six months ended June 30, 2024, respectively. The balance of cost of goods sold represents the sale of applicators, parts, consumables and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of June 30, 2025 and December 31, 2024, a provision for obsolescence of $2,560 and $1,977 was taken against inventory, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives	June 30,	December 31,
	(in years)	2025	2024
Lab equipment tooling and molds	4 – 10	$4,549	$4,549
Office furniture and equipment	6 – 10	1,179	1,160
Leasehold improvements	up to 10	773	752
Computers and software	3	986	863
Vehicles	5 – 7	57	57
Demo units	5	298	214
Total property and equipment		7,842	7,595
Less: Accumulated depreciation		(6,902)	(6,659)
Total property and equipment, net		$940	$936

Depreciation expense amounted to $89 and $113 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $182 and $225 for the six months ended June 30, 2025 and 2024, respectively.

Other Current Assets

	June 30,	December 31,
	2025	2024
Government remittances (1)	$535	$560
Consideration receivable from subsidiaries sale	33	49
Sundry assets and miscellaneous	1,219	495
Total other current assets	$1,787	$1,104

(1) Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	June 30,	December 31,
	2025	2024
Payroll and related expense	$4,446	$3,336
Accrued expenses	4,329	3,552
Commission accrual	1,859	2,096
Sales and consumption taxes	2,377	2,449
Total accrued expenses and other current liabilities	$13,011	$11,433

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	June 30,	December 31,
	2025	2024
Balance as of the beginning of the period	$1,139	$1,363
Warranties issued during the period	66	727
Warranty costs incurred during the period	(228)	(951)
Balance at the end of the period	$977	$1,139
Current	803	917
Long-term	174	222
Total	$977	$1,139

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$1,110	$1,830	$2,430	$3,907
Change in fair value of derivative liability	(29)	—	137	(618)
Accretion on long-term debt and amortization of fees	86	622	170	831
Total finance expenses	$1,167	$2,452	$2,737	$4,120

7. LEASES

The following presents the various components of lease costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$339	$369	$672	$755
Total lease cost	$339	$369	$672	$755

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the amounts below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash outflows from operating leases	$339	$369	$672	$755

The following table presents the weighted-average lease term and discount rate for operating leases.

	At June 30,
	2025	2024
Operating leases
Weighted-average remaining lease term	1.60 yrs.	1.94 yrs.
Weighted-average discount rate	4.00%	4.00%

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.

Years ending December 31,	Operating leases
2025	$647
2026	1,167
2027	620
2028	195
2029	192
Thereafter	128
Imputed Interest (1)	(173)
Total	$2,776

(1) Imputed interest represents the difference between undiscounted cash flows and cash flows.

8. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization were as follows:

	At June 30, 2025
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(662)	$738
Brand	2,500	(1,723)	777
Technology	16,900	(15,950)	950
Supplier agreement	3,000	(2,215)	785
Total intangible assets	$23,800	$(20,550)	$3,250

	At December 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(616)	$784
Brand	2,500	(1,593)	907
Technology	16,900	(14,553)	2,347
Supplier agreement	3,000	(2,065)	935
Total intangible assets	$23,800	$(18,827)	$4,973

For the three months ended June 30, 2025 and 2024, amortization expense was $866 and $863, respectively. For the six months ended June 30, 2025 and 2024, amortization expense was $1,723 and $1,727 respectively.

Estimated remaining amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2025	$1,281
2026	657
2027	657
2028	244
2029	93
Thereafter	318
Total	$3,250

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2025, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $13.1 million. In addition, as of June 30, 2025, the Company had $0.4 million of open purchase orders that can be cancelled with 270 days’ notice.

Aggregate future service and purchase commitments with manufacturers as of June 30, 2025 are as follows:

Years ending December 31,	Purchase and Service Commitments
2025	$13,016
2026 and Thereafter	47
Total	$13,063

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

On May 24, 2024, the Company entered into an Exchange Agreement, by and among the Company, Venus USA, and Madryn (the "2024 Exchange Agreement") whereby the Company exchanged $52,142 in aggregate principal amount outstanding under the MSLP Loan Agreement for $17,142 in aggregate principal of new secured notes (“New Secured Notes”) and 576,986 shares of newly-created convertible preferred stock of the Company, designated as Series Y Convertible Preferred Stock (the "Series Y Preferred Stock"). The Series Y Preferred Stock is priced at $60.66 per share, being equal to the product of (i) the average closing price (as reflected on Nasdaq.com) of the Company's common stock for the five trading days immediately preceding date of the 2024 Exchange Agreement, multiplied by (ii) 100. The New Secured Notes follow the same terms as the MSLP Loan Agreement. As part of the extinguishment of principal, the Company recognized a $10.9 million non-cash loss.

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

Additionally, on September 26, 2024, the Company entered into the Second 2024 Exchange Agreement whereby the Company exchanged $17,662 of the balance outstanding under the MSLP Loan Agreement for $2,662 in aggregate principal amount outstanding under the MSLP Loan Agreement and 203,583 shares of Series Y Preferred Stock. As part of the extinguishment of principal, the Company recognized a $0.5 million non-cash loss. Also, on September 26, 2024 the Loan Parties entered into a Third Loan Amendment which, among other things, (i) modify the October 2024 interest payment to be payable-in-kind, (ii) delete the net loss covenant, and (iii) grant relief from minimum liquidity requirements.

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

On May 30, 2025, the Loan Parties entered into a consent agreement with the Lenders which granted relief under the MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through June 30, 2025, and (ii) Venus USA is permitted to apply the June 8, 2025 cash interest payment due under each Note (as defined in the Consent Agreement) to the respective outstanding principal balance of each Note.

On June 30, 2025, the Loan Parties entered into a consent agreement with the Lenders MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through July 31, 2025, and (ii) Venus USA is permitted to apply the July 8, 2025 cash interest payment due under each Note (as defined in the Consent Agreement) to the respective outstanding principal balance of each Note.

As of June 30, 2025 and December 31, 2024, the Company was in compliance with all required covenants.

The scheduled payments, inclusive of principal and estimated interest, on the outstanding borrowings as of June 30, 2025 are as follows:

As of June 30, 2025
2025	$73
2026	3,065
Total	$3,138

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

On February 28, 2025, the Loan Parties and Holders entered into an amendment to secured subordinated convertible notes agreement which amended the New Notes to extend the maturity date of the New Notes from December 9, 2025 to December 9, 2026.

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

On April 30, 2025, the Loan Parties entered into a consent agreement with and Lenders which granted relief under those certain secured subordinated convertible notes issued by the Company in favor of the Lenders, dated March 31, 2025 (the “2025 Notes”), such that certain minimum liquidity requirements under 2025 Notes are waived through May 31, 2025.

On May 30, 2025, the Loan Parties entered into a consent agreement with and Lenders which granted relief under the 2025 Notes, such that certain minimum liquidity requirements under the 2025 Notes are waived through June 30, 2025.

On June 30, 2025, the Company entered into an Exchange Agreement (the “June 2025 Exchange Agreement”) with the Madryn Noteholders. Pursuant to the June 2025 Exchange Agreement, the Madryn Noteholders agreed to exchange $17,016 in aggregate principal amount of outstanding secured convertible notes of the Company for: (a) a new promissory note to be issued by the Company to Madryn, in the original principal amount of $11,096 (the “New Madryn Note”), and (b) 325,651 shares of the Company’s convertible preferred stock, par value $0.0001 per share, designated as Series Y Preferred Stock. The Series Y Preferred Stock is priced at $19.96 per share, being equal to the product of (i) the average closing price (as reflected on Nasdaq.com) of the Company's common stock for the five trading days immediately preceding the date of the June 2025 Exchange Agreement, multiplied by (ii) 9.0909. The New Secured Notes follow the same terms as the existing New Notes. As part of the extinguishment of principal, the Company recognized a $1,865 non-cash loss.

As of June 30, 2025, the Company had approximately $11,096 principal and interest of convertible notes outstanding that were issued pursuant to the June 2025 Exchange Agreement.

In connection with the New Convertible Notes and Notes, the Company recognized interest expense of $581 and $861 during the three months ended June 30, 2025 and 2024, respectively and recognized interest expense of $1,495 and $1,695 during the six months ended June 30, 2025 and 2024, respectively. The conversion feature, providing the Madryn Noteholders with a right to receive the Company’s shares upon conversion of the New Convertible Notes and Notes, was qualified for a scope exception in ASC 815-10-15 and did not require bifurcation. The New Convertible Notes and Notes also contained embedded redemption features that provided multiple redemption alternatives. Certain redemption features provided the Madryn Noteholders with a right to receive cash and a variable number of shares upon change of control and an event of default (as defined in the New Notes and Notes). The Company evaluated redemption upon change of control and an event of default under ASC 815, Derivatives and Hedging, and determined that these two redemption features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the condensed consolidated statements of operations.

The scheduled payments, inclusive of principal and interest, on the outstanding borrowings of the Notes and New Convertible Notes as of June 30, 2025 totals $13,473 and are due in 2026. For the three and six months ended June 30, 2025, the Company did not make any principal repayments.

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

On July 8, 2024, the Bridge Financing Loan Parties entered into a fourth bridge loan amendment agreement which amended the Loan and Security Agreement to extend the maturity date of the bridge loan from July 8, 2024 to August 2, 2024.

On July 26, 2024, the 2024 Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $1,000 which was fully funded on July 26, 2024.

On July 29, 2024, the Bridge Financing Loan Parties entered into a fifth bridge loan amendment agreement which amended the Loan and Security Agreement to, among other things, (i) modify the availability period for subsequent drawdowns under the Bridge Financing from ten days to two days prior to the maturity date, (ii) increase the Delayed Draw Commitment, as defined in the Loan and Security Agreement, from $2,762 to $3,000, and (iii) extend the maturity date of the Bridge Financing from August 2, 2024 to August 30, 2024.

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

On January 27, 2025, the 2024 Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $3,000 which was fully funded on January 28, 2025.

On January 28, 2025, the Bridge Financing Loan Parties entered into an eleventh bridge loan amendment agreement which (i) increased the Delayed Draw Commitment, as defined in the Loan and Security Agreement, from $6,000 to $11,000 and (ii) extend the maturity date of the Bridge Financing from January 31, 2025 to February 28, 2025.

On February 21, 2025, the 2024 Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $2,300 which was partially funded on February 21, 2025 in the amount of $2,000 with the remainder funded on March 25, 2025.

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

On April 4, 2025, the Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $2,000 which was funded on April 4, 2025

On April 30, 2025, the Loan Parties entered into a fourteenth bridge loan amendment agreement with the Lenders which amended the Loan and Security Agreement, to extend the maturity date of the Bridge Loan from April 30, 2025 to May 31, 2025.

On May 22, 2025, the Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $2,000 which was fully funded on May 23, 2025.

On May 30, 2025, the Loan Parties entered into a fifteenth bridge loan amendment agreement with the Lenders which amended the Loan and Security Agreement, to extend the maturity date of the Bridge Loan from May 31, 2025 to June 30, 2025.

On June 30, 2025, the Loan Parties entered into a sixteenth bridge loan amendment agreement with the Holders which amended the Loan and Security Agreement to extend the maturity date of the Bridge Loan from June 30, 2025 to July 31, 2025.

The scheduled payments, inclusive of principal and interest of $18,609 will be paid at maturity.

For the three and six months ended June 30, 2025, the Company did not make any principal payments.

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

As of June 30, 2025, the Company had approximately $2.439 million of principal and interest of the 2024 convertible notes outstanding that were issued pursuant to the Note Purchase Agreement (as defined below).

In connection with the 2024 Notes, the Company recognized interest expense of $0.1 and $0.2 million during the three and six months ended June 30, 2025, respectively. The 2024 Notes contained a conversion option, redemption right upon an event of default, change of control scenario, and interest rate penalty upon an event of default which were evaluated under ASC 815, Derivatives and Hedging, and determined that these features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the condensed consolidated statements of operations. The fair value of the embedded derivative liability at issuance and as of June 30, 2025 were $0.9 million and $0.3 million, respectively.

As of June 30, 2025 and December 31, 2024, the Company was in compliance with all required covenants. The scheduled payments, inclusive of principal and interest of $2,965 are due in 2026. For the three and six months ended June 30, 2025, the Company did not make any principal payments.

13. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all classes of preferred stock, convertible promissory notes, options granted and available for grant under the incentive plans and warrants to purchase common stock.

	June 30, 2025	December 31, 2024
Outstanding common stock warrants	1,062,584	153,147
Outstanding stock options and RSUs	74,659	89,325
Preferred shares	14,278,311	7,852,840
Shares reserved for conversion of future voting preferred share issuance	484,003	500,735
Shares reserved for future option grants and RSUs	72,114	29,094
Shares reserved for Madryn Noteholders	118,182	118,182
Shares reserved for EW Noteholders	190,910	190,910
Total common stock reserved for issuance	16,280,763	8,934,233

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

Series X Convertible Preferred Stock

On  October 4, 2023, the Company filed a Certificate of Designations with respect to the Series X Preferred Stock with the Secretary of State of the State of Delaware, thereby creating the Series X Preferred Stock. The Certificate of Designations authorizes the issuance of up to 400,000 shares of Series X Preferred Stock. The Series X Preferred Stock is convertible into shares of common stock on a one-for-0.9091 basis, in whole or in part, at the option of the holder at any time upon delivery of a valid conversion notice of the Company; provided, however, that the Series X Preferred Stock is subject to limitations on convertibility to the extent necessary to comply with the rules and regulations of the Nasdaq. The following is a summary of the material terms of the Series X Preferred Stock:

•	Voting Rights. The holders of the Series X Preferred Stock shall be entitled to vote on all matters on which holders of common stock shall be entitled to vote, and shall be entitled to a number of votes equal to the Converted Stock Equivalent, which is 0.9091 common shares per 1 Series X Preferred stock.

•	Liquidation. Each share of Series X Preferred Stock carries a liquidation preference, senior to the common stock and Voting Preferred Stock, in an amount equal to the Issuance Price (as defined in the Certificate of Designations with respect to the Series X Preferred Stock).

•	Conversion. The Series X Preferred Stock will convert into shares of common stock on a 1-for-0.9091 basis at the option of the holders of Series X Preferred Stock at any time.

•	Dividends. The Series X Preferred Stock accrues a dividend at a rate of 12.5% per annum, payable on a quarterly basis in cash or additional shares of Series X Preferred Stock, at the Company’s election. In addition, each share of Series X Preferred Stock is entitled to participate in dividends and other non-liquidating distributions, if, as and when declared by the Board, on a pari passu basis with the common stock, Senior Preferred Stock and Junior Preferred Stock.

•	Redemption. The Series X Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Series X Preferred Stock shall be perpetual unless converted, however dividends will stop accruing on December 31, 2026.

Series Y Convertible Preferred Stock

On  May 24, 2024, the Company filed a Certificate of Designations with respect to the Series Y Preferred Stock with the Secretary of State of the State of Delaware, thereby creating the Series Y Preferred Stock. The Certificate of Designations authorizes the issuance of up to 600,000 shares of Series Y Preferred Stock. The Series Y Preferred Stock is convertible into shares of common stock on a 1-for-9.0909 basis, at the option of the holder, in whole or in part, at any time upon delivery of a valid conversion notice of the Company; or (ii) automatically upon the Company completing an equity financing for common stock (or convertible preferred stock, provided that under such circumstances such financing will not be deemed completed until such preferred stock has been fully converted into common stock) that raises no less than $30.0 million in gross proceeds, among other requirements as set forth in the Certificate of Designations. Notwithstanding the foregoing, the Series Y Preferred Stock is subject to limitations on convertibility to the extent necessary to comply with the rules and regulations of Nasdaq. On September 26, 2024 the Company filed a Certificate of Amendment which increased the authorized number of shares of Series Y Preferred Stock from 600,000 shares to 900,000 shares. On March 31, 2025, the Company filed a Certificate of Amendment which, among other things, (i) increased the authorized shares of Series Y Preferred Stock from 900,000 to 1,200,000 and (ii) clarified that the conversion ratio of Series Y Preferred Stock-to-Common Stock is 1-for-9.0909 (instead of 1-for-100) following the 1-for-11 reverse split of the Common Stock, which occurred on March 3, 2025. On June 30, 2025, the Company filed a Certificate of Amendment amending the Certificate of Designations with respect to the Series Y Preferred Stock to, among other things, increase the authorized shares of Series Y Preferred Stock from 1,200,000 to 1,500,000. The following is a summary of the material terms of the Series Y Preferred Stock:

•	Voting Rights. The holders of the Series Y Preferred Stock shall not be entitled to vote on any matter on which holders of common stock shall be entitled to vote.

•	Liquidation. Each share of Series Y Preferred Stock carries a liquidation preference, senior to the common stock, Series X Preferred Stock, Senior Preferred Stock, and Junior Preferred Stock, in an amount equal to the product of the Issuance Price (as defined in the Certificate of Designations with respect to the Series Y Preferred Stock, multiplied by 2.0.

•	Conversion. The Series Y Preferred Stock will convert into shares of common stock on a 1-for-9.0909 basis at the option of the holders of Series Y Preferred Stock at any time, or automatically subject to certain conditions.

•	Dividends. Each share of Series Y Preferred Stock is entitled to participate in dividends and other non-liquidating distributions, if, as and when declared by the Board, on a pari passu basis with the common stock, Senior Preferred Stock and Junior Preferred Stock.

•	Redemption. The Series Y Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Series Y Preferred Stock shall be perpetual unless converted.

Registered Direct Offering - February 2024

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

H.C. Wainwright & Co., LLC (“HCW”) acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 5,204 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are substantially similar to the 2024 Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $20.1438 per share.

Registered Direct Offerings – April 2025

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

The Placement Agent Warrants (and the shares of common stock issuable upon the exercise of the Placement Agent Warrants) were offered pursuant to an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act. The Placement Agent Warrants have an initial exercise price of $4.375 per share for the  April 9 Offering and $5.075 per share for the  April 11 Offering, are immediately exercisable and expire five years from the issuance date, and in certain circumstances  may be exercised on a cashless basis. A holder is not entitled to exercise any portion of a Placement Agent Warrant, if, after giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates and any other persons whose beneficial ownership of common stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 4.99%, or at the election of the  April 9 Investor 9.99%, of the common stock outstanding after giving effect to the exercise. Such 4.99% limitation  may be increased at the holder’s election upon 61 days’ notice to the Company, provided that such percentage  may not exceed 9.99%.

Registered Direct Offering – June 2025

On June 6, 2025, the Company, entered into a securities purchase agreement (the “June 6 SPA”) with certain institutional investors (each, an “Investor”), pursuant to which the Company agreed to issue and sell to the Investors (i) in a registered direct offering, an aggregate of 434,720  shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.65 per share and (ii) in a concurrent private placement, warrants  to acquire up to an aggregate of 869,440 shares of common stock (the “2025 Investor Warrants”), at an initial exercise price of $2.65 per share (the “Offering”).

The Shares were offered at-the-market under Nasdaq rules and pursuant to the Company’s shelf registration statement on Form S-3 initially filed by the Company with the SEC under the Securities Act on October 24, 2024 and declared effective on November 1, 2024.

The 2025 Investor Warrants (and the shares of Common Stock issuable upon the exercise of the 2025 Investor Warrants) were not registered under the Securities Act, and were offered pursuant to an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act. The 2025 Investor Warrants are exercisable upon issuance and will expire on the eighteen month anniversary of the effective date of the Resale Registration Statement (as defined below), and in certain circumstances may be exercised on a cashless basis. If the Company fails for any reason to deliver shares of Common Stock upon the valid exercise of the Investor Warrants within the prescribed period set forth in the Investor Warrants, the Company is required to pay the applicable holder liquidated damages in cash as set forth in the 2025 Investor Warrants. The 2025 Investor Warrants also include customary buy-in rights in the event the Company fails to deliver shares of Common Stock upon exercise thereof within the prescribed period as set forth in the Investor Warrants.

A holder is not be entitled to exercise any portion of a 2025 Investor Warrant, if, after giving effect to such exercise, the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates and any other persons whose beneficial ownership of Common Stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Securities Exchange Act would exceed 4.99%, or at the election of the Investor 9.99%, of the Common Stock outstanding after giving effect to the exercise. Such 4.99% limitation may be increased at the holder’s election upon 61 days’ notice to the Company, provided that such percentage may not exceed 9.99%.

On June 9, 2025, the Company closed the Offering, raising gross proceeds of approximately $1.15 million before deducting placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

On June 20, 2025, under the terms of the June 6 SPA, the Company filed a registration statement on Form S-1 (File No. 333-288215), as amended on July 24, 2025, that was declared effective by the SEC on July 28, 2025, that registered the resale of the shares of Common Stock issued or issuable upon exercise of the Investor Warrants (the “Resale Registration Statement”).

H.C. Wainwright & Co., LLC (“HCW”) acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 30,430 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants are substantially similar to the Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $3.3125 per share.

2010 Share Option Plan

In November 2010, the Board adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of June 30, 2025, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 6,059 (3,155 as of December 31, 2024).

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

Under the 2019 Plan, 2,728 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of June 30, 2025, there were 59,388 shares of common stock available under the 2019 Plan (25,939 as of December 31, 2024). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$14	$9	$39	$19
Selling and marketing	37	60	90	132
General and administrative	83	146	205	376
Research and development	3	24	10	51
Total stock-based compensation	$137	$239	$344	$578

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	-	-	-	6.00
Risk-free interest rate	-	-	-	4.23%
Expected volatility	-	-	-	43.06%
Expected dividend rate	-	-	-	0%

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

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2025	89,325	$192.68	6.88	$—
Options granted	-	-	-	—
Options exercised	-	-	-	—
Options forfeited/cancelled	(14,666)	193.36	-	—
Outstanding – June 30, 2025	74,659	192.54	6.57	$—
Exercisable – June 30, 2025	51,792	252.19	6.11	$—
Expected to vest – after June 30, 2025	22,867	$57.46	7.61	$—

The following tables summarize information about stock options outstanding and exercisable at June 30, 2025:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$7.75 - $600.60	71,360	6.77	$143.42	48,501	6.37	$184.14
$702.90 - $1,311.75	3,095	2.21	1,085.85	3,087	2.20	1,085.27
$2,054.25 - $4,207.50	159	3.17	3,033.98	159	3.17	3,033.98
$4,455.00 - $4,826.25	18	0.49	4,475.63	18	0.49	4,475.63
$7,152.75 - $10,543.50	27	2.94	8,044.67	27	2.94	8,044.67
	74,659	6.57	$192.54	51,792	6.11	$252.19

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $nil for the three months ended June 30, 2025 and 2024, respectively. The total intrinsic value of options exercised were $nil and $nil for the six months ended June 30, 2025 and 2024, respectively.

The weighted-average grant date fair value of options granted was $nil and $nil per share for the three months ended June 30, 2025 and 2024, respectively. The weighted-average grant date fair value of options granted was $nil and $0.705 per share for the six months ended June 30, 2025 and 2024, respectively. The fair value of options vested during the three months ended June 30, 2025 and 2024 was $156 and $264, respectively. The fair value of options vested during the six months ended June 30, 2025 and 2024 was $388 and $625, respectively.

15. INCOME TAXES

The Company generated a loss and recognized $214 of tax expense for the three months ended June 30, 2025, and $141 of tax expense for the three months ended June 30, 2024, respectively. The Company generated a loss and recognized $552 of tax expense for the six months ended June 30, 2025 and $178 of tax expense for the six months ended June 30, 2024, respectively.  A reconciliation of income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss before income taxes	$(11,528)	$(19,723)	$(23,556)	$(29,475)
Theoretical tax expense at the statutory rate (21% in 2025 and 2024)	(2,421)	(4,142)	(4,947)	(6,190)
Differences in jurisdictional tax rates	(453)	(915)	(914)	(1,370)
Valuation allowance	2,784	4,836	5,467	7,322
Non-deductible expenses	(35)	362	192	416
Book to tax filing adjustments	339	—	754	—
Total income tax provision	214	141	552	178
Net loss	$(11,742)	$(19,864)	$(24,108)	$(29,653)

Income tax expense is recognized based on the actual loss incurred during the three and six months ended June 30, 2025 and 2024, respectively.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$9,727	$9,280	$18,134	$19,353
International	5,965	7,302	11,201	14,708
Total revenue	$15,692	$16,582	$29,335	$34,061

As of June 30, 2025, long-lived assets in the amount of $3,522 were located in the United States and $668 were located in foreign locations. As of December 31, 2024, long-lived assets in the amount of $5,133 were located in the United States and $776 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.    Lease revenue – includes all system sales with typical lease terms of 36 months.

2.    System revenue – includes all systems sales with payment terms within 12 months.

3.    Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.    Service revenue – includes extended warranty sales.

The following table presents revenue by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease revenue	$4,681	$4,517	$7,330	$8,048
System revenue	7,939	8,588	15,842	19,123
Product revenue	2,444	2,647	4,864	5,204
Service revenue	628	830	1,299	1,686
Total revenue	$15,692	$16,582	$29,335	$34,061

17. RELATED PARTY TRANSACTIONS

There were no related party transactions for the three and six months ended June 30, 2025 and 2024, respectively.

18. SUBSEQUENT EVENTS

Tenth Delayed Drawdown

On July 21, 2025, the Lenders agreed to provide the Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $2,000 (the “Tenth Delayed Drawdown”). The Tenth Delayed Drawdown was funded on July 21, 2025.

July and August 2025 MSLP Consent Agreement

On July 31, 2025, the Loan Parties entered into a Consent Agreement with the Lenders (the “July Consent Agreement”). The July Consent Agreement granted relief under the MSLP Loan Agreement, such that certain minimum liquidity requirements under the MSLP Loan Agreement are waived through August 6, 2025.

On August 6, 2025, the Loan Parties entered into a Consent Agreement with the Lenders (the “August Consent Agreement”). The August Consent Agreement granted relief under the MSLP Loan Agreement, (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through August 31, 2025, and (ii) Venus USA is permitted to apply the August 8, 2025 cash interest payment due under each Note (as defined in the August Consent Agreement) to the respective outstanding principal balance of each Note.

Seventeenth and Eighteenth Bridge Loan Amendment

On July 31, 2025, the Loan Parties entered into a Seventeenth Bridge Loan Amendment Agreement with the Lenders (the “Seventeenth Bridge Loan Amendment”). The Seventeenth Bridge Loan Amendment amended the Bridge Loan to extend the maturity date of the Bridge Loan from July 31, 2025 to August 6, 2025.

On August 6, 2025, the Loan Parties entered into an Eighteenth Bridge Loan Amendment Agreement with the Lenders (the “Eighteenth Bridge Loan Amendment”). The Eighteenth Bridge Loan Amendment amended the Bridge Loan to, among other things, (i) extend the maturity date of the Bridge Loan from August 6, 2025 to August 31, 2025; (ii) establish a 50% threshold for a change of control event, and (iii) add or update customary negative covenants and events of default.

July and August 2025 Notes Consent Agreement

On July 31, 2025, the Loan Parties entered into a Consent Agreement with the Lenders (the “July Notes Consent Agreement). The July Notes Consent Agreement granted relief under the 2025 Notes, such that certain minimum liquidity requirements under 2025 Notes are waived through August 6, 2025.

On August 6, 2025, the Loan Parties entered into a Consent Agreement with the Lenders (the “August Notes Consent Agreement”). The August Notes Consent Agreement granted relief under the 2025 Notes, such that certain minimum liquidity requirements under 2025 Notes are waived through August 31, 2025.

Amendment to Series Y Preferred Stock Certificate of Designations

On August 6, 2025, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware (the “Certificate of Amendment”), thereby amending the Certificate of Designations with respect to the Company’s Series Y Preferred Stock, as filed with the Secretary of State of the State of Delaware on May 24, 2024 and as amended by those certain Certificate of Amendments filed with the Secretary of State of the State of Delaware on September 26, 2024, March 31, 2025 and June 30, 2025 (the “Certificate of Designations”). The Certificate of Amendment became effective upon filing.

The Certificate of Amendment amends the Certificate of Designations to, among other things, eliminate the provisions that provide for the automatic conversion of the Series Y Preferred Stock into common stock upon the occurrence of the certain conditions set forth in the Certificate of Designations.

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

•    global supply disruptions; and

•    global economic and political conditions and uncertainties, including but not limited to the Russia-Ukraine, Israel-Hamas, and Israel-Iran conflicts.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”) and other filings we have made with the SEC.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family medicine, and general practitioners and aesthetic medical spas. In the three and six months ended June 30, 2025 and 2024, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets. As we grow our ARTAS hair restoration business and expand robotics offerings through the AI.ME™ platform we expect our penetration into the core practices of dermatology and plastic surgery to increase.

We have had recurring net operating losses and negative cash flows from operations. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $333.0 million and $308.9 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of June 30, 2025 and December 31, 2024, we had cash, cash equivalents, and restricted cash of $4.9 million and $4.3 million, respectively.

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

On June 5, 2025, the Company entered into the Purchase Agreement by and among the Company, Meta, and Meta Healthcare Group pursuant to which the Company agreed to sell the Venus Hair Business to Meta Healthcare Group in an all-cash transaction valued at $20 million, subject to a customary working capital adjustment.

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

Registered Direct Offerings

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

On April 9, 2025, the Company entered into a SPA with the April 9 Investors pursuant to which the Company agreed to issue and sell to the April 9 Investors in a registered direct offering an aggregate of 328,573 shares of the Company’s common stock, at a price of $3.50 per share.

On April 11, 2025, the Company entered into a securities purchase agreement with the April 11 Investors pursuant to which the Company agreed to issue and sell to the April 11 Investors in a registered direct offering an aggregate of 386,700 shares of the Company's common stock, at a price of $4.06 per share.

HCW acted as the Company’s placement agent in connection with the April 9 Offering and the April 11 Offering. For each offering, the Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the gross proceeds in the respective offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the respective offering, (iii) reimbursement of certain expenses and (iv) Placement Agent Warrants to acquire up to an aggregate of (i) 23,000 shares of common stock in the April 9 Offering and (ii) 27,069 shares of common stock in the April 11 Offering. The Placement Agent Warrants have an initial exercise price of $4.375 per share for the April 9 Offering and $5.075 per share for the April 11 Offering.

On June 6, 2025, the Company, entered into a SPA with certain institutional investors, pursuant to which the Company agreed to issue and sell to the Investors (i) in a registered direct offering, an aggregate of 434,720  shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.65 per share and (ii) in a concurrent private placement, the 2025 Investor Warrants, at an initial exercise price of $2.65 per share. HCW acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) Placement Agent Warrants to acquire up to an aggregate of 30,430 shares of Common Stock. The Placement Agent Warrants are substantially similar to the Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $3.3125 per share.

The offerings transactions are discussed in Note 14 "Stockholders' Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

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

On July 26, 2024 September 11, 2024, and November 1, 2024 additional delayed draws in the amounts of $1.0 million were made, respectively. On November 26, 2024, an additional delayed draw of $1.2 million was made, and on December 9, 2024, an additional delayed draw of $1.5 million was made, for a total drawdown as of December 31, 2024 of $7.9 million. From January 27, 2025 to June 30, 2025, an aggregate of $9.3 million in additional delayed draws were funded.

From May 24, 2024 through June 30, 2025 the Loan Parties entered into Bridge Financing Amendments Two through Sixteen, which among other things, extended the maturity date to July 31, 2025, increased the delayed draw commitment from $2.8 million to $21.0 million, made interest payments payable-in-kind, deleted the net loss covenant, and granted relief from minimum liquidity requirements. These amendments are discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our condensed consolidated financial statements included elsewhere in this report.

2024 Exchange Agreements, 2025 Exchange Agreements and Series Y Convertible Preferred Stock Issuance

On May 24, 2024, the Company entered into the 2024 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $52,142 in aggregate principal amount outstanding under the Main Street Priority Loan, dated December 8, 2020, for (i) $17,142 in aggregate principal amount of new secured convertible notes of the Company and (ii) 576,986 shares of Series Y Preferred Stock. As part of the extinguishment of principal, the Company recognized a $10.9 million non-cash loss.

On September 26, 2024, the Company entered into the Second 2024 Exchange Agreement whereby the Company exchanged $17,662 of the balance outstanding under the MSLP Loan Agreement for $2,662 in aggregate principal amount outstanding under the MSLP Loan Agreement and 203,583 shares of Series Y Preferred Stock. As part of the extinguishment of principal, the Company recognized a $0.5 million non-cash loss.

On March 31, 2025, the Company entered into the 2025 Exchange Agreement whereby the Company exchanged $28,016 in aggregate principal amount outstanding under the New Notes for $17,016 in aggregate principal of New Secured Notes and 379,311 shares of Series Y Preferred Stock. As part of the extinguishment of principal, the Company recognized a $1.0 million non-cash loss.

On June 30, 2025, the Company entered into the June 2025 Exchange Agreement with the Madryn Noteholders. Pursuant to the June 2025 Exchange Agreement, the Madryn Noteholders agreed to exchange $17,016 in aggregate principal amount of outstanding secured convertible notes of the Company for: (a) the New Madryn Note, and (b) 325,651 shares of the Company’s convertible preferred stock, par value $0.0001 per share, designated as Series Y Preferred Stock. The Series Y Preferred Stock is priced at $19.96 per share, being equal to the product of (i) the average closing price (as reflected on Nasdaq.com) of the Company's common stock for the five trading days immediately preceding date of the June 2025 Exchange Agreement, multiplied by (ii) 9.0909. The New Secured Notes follow the same terms as the existing New Notes. As part of the extinguishment of principal, the Company recognized a $1.9 million non-cash loss.

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

We generate revenue from traditional system sales and from sales under our internal lease programs, which are available to customers in North America and select international markets. Approximately 32% and 30% of our aesthetic system revenues were derived from our internal lease programs in the six months ended June 30, 2025 and June 30, 2024, respectively. We currently do not offer the ARTAS iX system under our internal lease programs. For additional details related to our internal lease programs, see Part 1, Item 1. Business as filed in our Form 10-K for the year ended December 31, 2024.

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

As of June 30, 2025, we operated directly in 11 international markets through our 9 direct offices in the United States, Canada, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the three months ended June 30, 2025 and 2024 were $15.7 million and $16.6 million, respectively. Our revenues for the six months ended June 30, 2025 and 2024 were $29.3 and $34.1 million, respectively. We had a net loss attributable to the Company of $11.7 million and $20.0 million in the three months ended June 30, 2025 and 2024, respectively. We had a net loss attributable to the Company of $24.1 and $29.7 million in the six months ended June 30, 2025 and 2024, respectively. We had an Adjusted EBITDA loss of $8.8 million and $4.1 million for the three months ended June 30, 2025, and 2024, respectively.  We had an Adjusted EBITDA loss of $17.2 and $9.3 million for the six months ended June 30, 2025 and 2024, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of net loss to adjusted EBITDA	(in thousands)		(in thousands)
Net loss	$(11,742)	$(19,864)	$(24,108)	$(29,653)
Foreign exchange (gain) loss	(545)	774	(664)	1,098
Loss on debt extinguishment	1,865	10,901	2,914	10,901
Finance expenses	1,167	2,452	2,737	4,120
Income tax expense	214	141	552	178
Depreciation and amortization	955	977	1,904	1,952
Stock-based compensation expense	137	239	344	578
ERC Claim recovery (4)	(1,505)	—	(1,505)	—
Top up to 401(k) under the Voluntary Correction Plan (3)	516	—	516	—
CEWS (1)	—	—	—	418
Other adjustments (2)	93	238	120	1,148
Adjusted EBITDA	$(8,845)	$(4,142)	$(17,190)	$(9,260)

(1) In April 2022, the Canada Revenue Agency (“CRA”) initiated an audit of the Canada Emergency Wage Subsidy Claim (“CEWS”) that the Company filed between 2020-2021. The CRA has currently assessed a denial of CEWS claims made by the Company in 2020 and is requesting repayment of $418. The Company disputes the CRA assessment and intends to challenge this matter through the Tax Court or Judicial Review.

(2) For the three and six months ended June 30, 2025 and June 30, 2024 the other adjustments are represented by restructuring activities designed to improve the Company's operations and cost structure.

(3) A provision has been made under the Voluntary Correction Plan to account for a discrepancy noted by the IRS upon review of the Company’s 401(K) plan.

(4) Represents funds received or accrued under the IRS Employee Retention Tax Credit (ERC) program providing relief to eligible businesses impacted by the COVID-19 pandemic.

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and internal financing programs. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	104	91	187	229
International	132	131	245	307
Total systems delivered	236	222	432	536

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

In the three and six months ended June 30, 2025, and 2024, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for expected credit losses for estimated losses that may primarily arise from customers who purchased our products under our internal financing programs who are unable to make the remaining payments required under their agreements. We continue to focus our selling efforts on cash sales and internal financing customers with a stronger credit profile, with the goal of reducing our exposure to credit losses. We incurred a bad debt expense of $1.1 million and $2.3 million during the three and six months ended June 30, 2025. This compares to $0.3 million and $0.5 million for the three and six months ended June 30, 2024. As of June 30, 2025, our allowance for expected credit losses was $3.1 million which represented approximately 11% of the gross outstanding accounts receivable as of this date. As of June 30, 2024 our allowance for expected credit losses was $4.2 million which represented 11% of the gross outstanding accounts receivable as of this date.

Outlook

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruption due to persistent inflation, high interest rates, foreign currency impacts, declines in consumer confidence, and a challenging growth environment. In addition, we face uncertainty with respect to both the quantum and duration of tariffs the new U.S. Federal administration will levy on goods imported from Israel, China, Mexico, Europe, Canada and other international jurisdictions. These actions have prompted retaliatory tariffs and other measures by a number of countries. The U.S. Federal administration recently increased tariffs on goods imported from Israel to 10% (reduced from an initial increase of 17%) up to August 1, 2025 and subject to further negotiation. As the majority of our systems are sourced from Israel, our cost of goods will increase and we will experience modest margin erosion. All these factors point to potential recessionary impacts, and the severity and duration of these conditions on our business cannot be predicted. The bulk of the first half revenue decline was due to a significant tightening in credit markets in the U.S. and international markets due to higher interest rates and economic uncertainty impacting our customers' ability and/or desire to secure capital equipment financing. In addition, our international results were negatively affected by our international strategy to wind down underperforming countries as we continued to transition to third party distributors. To a lesser extent, the revenue declines were also impacted by supply disruptions caused by the Israel-Iran conflict impacting production at our contract manufacturer’s facility in Israel. On a positive note, the Federal Reserve Board (Fed), the Bank of England, the European Central Bank, the Swiss National Bank and the Bank of Canada all recently reduced interest rates in an effort to reduce the degree of restrictiveness in monetary policy. We remain focused on adapting to the challenges presented by the current macro-economic environment, as well as the opportunities presented by an easing of monetary policy.

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

Israel-Iran Conflict.  On June 13, 2025, Israel launched a preemptive attack on Iran, to which Iran responded with ballistic missile and drone attacks. On June 23, 2025, Israel and Iran agreed to a ceasefire, although there is no assurance that the ceasefire will continue. How long and how severe the current conflict may become is unknown at this time, and any continued clash among Israel and Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. The Company continues to monitor political and military developments closely and examine the consequences for its operations and assets.

Supply chain. We did experience some supply issues during the three and six months ended June 30, 2025 primarily tracing to shipment delays and disruptions resulting from the Israel-Iran conflict impacting our contract manufacturer in Israel. We continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and build inventory of key component parts. We anticipate some supply challenges during the balance of 2025, due to geopolitical disruption in the middle east impacting shipping lanes, deliveries of materials and component parts, impacting production lead times that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which may continue throughout the rest of 2025. We also face uncertainty with respect to the quantum and duration of tariffs the new U.S. Federal administration will levy on goods imported from China, Mexico, Europe, Canada and other international jurisdictions. These actions have prompted retaliatory tariffs and other measures by a number of countries. The U.S. Federal administration recently increased tariffs on goods imported from Israel to 10% (reduced from initial increase of 17%). As the majority of our systems are sourced from Israel, our cost of goods will increase and we will experience modest margin erosion. We continue to mitigate such pressures, where possible, through price increases and margin management.

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

Accounts receivable collections. We remain fully focused on our revised credit screening practices with the goal of reducing bad debt expenses. As of June 30, 2025, our allowance for expected credit losses stands at $3.1 million, which represents 11% of the gross outstanding accounts receivable as of that date. This represents a decrease of $0.7 million or 18% from our December 31, 2024 allowance for expected credit losses balance of $3.8 million.

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

System Revenue

For the three and six months ended June 30, 2025, approximately 37% and 32%, respectively, of our total system revenues were derived from our internal financing programs (Venus Prime and our legacy subscription model). For the three and six months ended June 30, 2024, approximately 34% and 30% of our total system revenues were derived from our internal financing programs. The decline is generally attributable to uncertainty about economic stability, and a significant tightening in credit markets in the U.S. and international markets due to higher interest rates, impacting our customers' ability and/or desire to secure capital equipment financing. To a lesser extent the decline in the three months ended June 30, 2025 was also impacted by supply chain disruptions due to the Israel-Iran conflict. Our internal financing programs are designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. For accounting purposes, our internal financing programs are considered to be sales-type finance leases, where the present value of all cash flows to be received under the agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three and six months ended June 30, 2025 approximately 56% and 61%, respectively, of our total system revenues were derived from traditional sales. For the three and six months ended June 30, 2024, approximately 57% and 59%, respectively, of our total system revenues were derived form traditional sales.  We continue to focus on traditional sales in line with our strategy to prioritize cash deals over internal lease program deals in order to improve cash generation and preserve liquidity.

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

For the three and six months ended June 30, 2025, approximately 7% and 7%, respectively, of our total system revenues were derived from distributor sales. For the three and six months ended June 30, 2024, approximately 9% and 11%, respectively, of our total system revenues were derived from distributor sales. The decline is attributable to uncertainty about economic stability, a significant tightening in international credit markets, and supply chain disruptions due to the Israel-Iran conflict. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, and are accounted for using the sell-in method.

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

Finance Expenses

Finance expenses consist of interest income, interest expense and other banking charges. Interest income primarily consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense primarily consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 7.6% for the MSLP Loan (now owned by Madryn), 13.5% for the Madryn Notes, and 13.6% for the 2024 Notes as of June 30, 2025 and 7.7% for the MSLP Loan, 13.5% for the Madryn Notes, and 13.6% for the 2024 Notes as of December 31, 2024 .

Foreign Exchange (Gain) Loss

Foreign currency exchange loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Loss on Debt Extinguishment

Loss on Debt Extinguishment is due to two exchanges: a) the March 2025 exchange of $28.0 million in aggregate principal amount outstanding under the New Notes for $17.0 million in aggregate principal of the New Secured Notes and 379,311 shares of its Series Y Preferred Stock. As part of the March 2025 extinguishment of principal, the Company recognized a $1.0 million non-cash loss; and b) the June 2025 exchange of $17.0 million in aggregate principal amount outstanding under the New Secured Notes for $11.1 million in aggregate principal of the New Madryn Note and 325,651 shares of its Series Y Preferred Stock. As a result of the June 2025 extinguishment of principal, the Company recognized a $1.9 million non-cash loss.

Income Tax Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription contract is reported and tax affected. This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer. Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Income tax expense is recognized based on the actual taxable income or loss incurred during the three and six months ended June 30, 2025.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Statements of Loss:	(dollars in thousands)		(dollars in thousands)
Revenues:
Leases	$4,681	$4,455	$7,330	$8,048
Products and services	11,011	12,127	22,005	26,013
Total revenue	15,692	16,582	29,335	34,061
Cost of goods sold:
Leases	1,269	410	2,113	1,887
Products and services	4,992	4,323	9,036	8,678
	6,261	4,733	11,149	10,565
Gross profit	9,431	11,849	18,186	23,496
Operating expenses:
Selling and marketing	7,685	7,048	14,677	14,422
General and administrative	9,433	8,660	19,168	18,908
Research and development	1,354	1,737	2,910	3,522
Total operating expenses	18,472	17,445	36,755	36,852
Loss from operations	(9,041)	(5,596)	(18,569)	(13,356)
Other expenses:
Foreign exchange (gain) loss	(545)	774	(664)	1,098
Finance expenses	1,167	2,452	2,737	4,120
Loss on debt extinguishment	1,865	10,901	2,914	10,901
Loss before income taxes	(11,528)	(19,723)	(23,556)	(29,475)
Income tax expense	214	141	552	178
Net loss	$(11,742)	$(19,864)	$(24,108)	$(29,653)
Net loss attributable to stockholders of the Company	(11,721)	(19,951)	(24,084)	(29,745)
Net (loss) income attributable to non-controlling interest	(21)	87	(24)	92
As a % of revenue:
Revenues	100%	100%	100%	100%
Cost of goods sold	39.9	28.5	38.0	31.0
Gross profit	60.1	71.5	62.0	69.0
Operating expenses:
Selling and marketing	49.0	42.5	50.0	42.3
General and administrative	60.1	52.2	65.3	55.5
Research and development	8.6	10.5	9.9	10.3
Total operating expenses	117.7	105.2	125.3	108.2
Loss from operations	(57.6)	(33.7)	(63.3)	(39.2)
Foreign exchange (gain) loss	(3.5)	4.7	(2.3)	3.2
Finance expenses	7.4	14.8	9.3	12.1
Loss on debt extinguishment	11.9	65.7	9.9	32.0
Loss before income taxes	(73.5)	(118.9)	(80.3)	(86.5)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by region:	2025	2024	2025	2024
United States	$9,727	$9,280	$18,134	$19,353
International	5,965	7,302	11,201	14,708
Total revenue	$15,692	$16,582	$29,335	$34,061

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Revenues by product:
Venus Prime / Subscription—Systems	$4,681	$4,517	$7,330	$8,048
Products—Systems	7,939	8,588	15,842	19,123
Products—Other (1)	2,444	2,647	4,864	5,204
Services (2)	628	830	1,299	1,686
Total revenue	$15,692	$16,582	$29,335	$34,061

(1)	Products-Other include ARTAS procedure kits, Viva tips, Glide and other consumables.
(2)	Services include extended warranty sales.

Comparison of the three months ended June 30, 2025 and 2024

Revenues

	Three Months Ended June 30,
	2025		2024		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Venus Prime / Subscription—Systems	$4,681	29.8	$4,517	27.2	$164	3.6
Products—Systems	7,939	50.6	8,588	51.8	(649)	(7.6)
Products—Other	2,444	15.6	2,647	16.0	(203)	(7.7)
Services	628	4.0	830	5.0	(202)	(24.3)
Total	$15,692	100.0	$16,582	100.0	$(890)	(5.4)

Total revenue decreased by $0.9 million, or 5.4%, to $15.7 million for the three months ended June 30, 2025 from $16.6 million for the three months ended June 30, 2024. The decrease in revenue is primarily attributed to the effects of customer uncertainty about economic stability, tighter third-party lending practices which negatively impacted capital equipment sales. Our international business was also impacted by the exiting of unprofitable direct markets. To a lesser extent, the revenue declines were also impacted by supply disruptions caused by the Israel-Iran conflict impacting production at our contract manufacturer’s facility in Israel.

We sold an aggregate of 236 systems in the three months ended June 30, 2025 compared to 222 systems in the three months ended June 30, 2024. The percentage of systems revenue derived from our internal lease programs was approximately 37% and 34% during the three months ended June 30, 2025 and 2024, respectively. While this represents an uptick in internal lease program revenues, we remain committed to our strategy to prioritize cash deals over internal financing program deals in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our internal lease programs was approximately 35% and 42% during the three months ended June 30, 2025 and 2024, respectively. The Company remains steadfast in ensuring that its in-house financing program accepts only qualified customers with the goal to reduce future credit losses, often at the expense of topline revenue.

Other product revenue was $2.4 million in the three months ended June 30, 2025 a 7.7% decrease compared to product revenue of $2.6 million in the three months ended June 30, 2024.

Services revenue was $0.6 million in the three months ended June 30, 2025, compared to $0.8 million in the three months ended June 30, 2024. The decrease is primarily due to the overall decline in device sales.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $1.5 million, or 32.3%, to $6.3 million in the three months ended June 30, 2025, compared to $4.7 million in the three months ended June 30, 2024. Gross profit decreased by $2.4 million, or 20.4%, to $9.4 million in the three months ended June 30, 2025, compared to $11.8 million in the three months ended June 30, 2024. The decrease in gross profit is primarily attributed to the effects of customer uncertainty about economic stability, tighter third-party lending practices which negatively impacted capital equipment sales, and a decrease in revenue in our international markets driven by the exit from unprofitable direct markets. To a lesser extent, gross profit declines were also impacted by supply disruptions caused by the Israel-Iran conflict impacting production at our contract manufacturer's facility in Israel. Gross margin was 60.1% of revenue in the three months ended June 30, 2025, compared to 71.5% of revenue in the three months ended June 30, 2024. The decrease in gross margin is primarily attributable to the supply disruptions noted above resulting in an adverse sales mix due to shortages of higher margin devices, and to a lesser extent higher device system costs of goods sold tracing to manufacturing overheads spread over a lower volume base.

Operating expenses

	Three Months Ended June 30,
	2025		2024		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$7,685	49.0	$7,048	42.5	$637	9.0
General and administrative	9,433	60.1	8,660	52.2	773	8.9
Research and development	1,354	8.6	1,737	10.5	(383)	(22.0)
Total operating expenses	$18,472	117.7	$17,445	105.2	$1,027	5.9

Selling and Marketing

Selling and marketing expenses increased by $0.6 million or 9.0% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase is largely due to higher sales commissions and increased sales and marketing activities in the U.S. market, designed to counter increased competitor activity. As a percentage of total revenues, our selling and marketing expenses increased by 6.5%, from 42.5% in the three months ended June 30, 2024 to 49.0% in the three months ended June 30, 2025. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses increased by $0.8 million or 8.9% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to higher bad debt expense and inflationary pressures associated with salaries and other cost elements, partially offset by savings from exiting certain unprofitable direct markets, lower restructuring costs, and proceeds received from previously filed ERC claims. As a percentage of total revenues, our general and administrative expenses increased by 7.9%, from 52.2% in the three months ended June 30, 2024, to 60.1% in the three months ended June 30, 2025, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $0.4 million or 22.0% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. We experienced cost savings through the consolidation of activities between our Israel and United States sites, partially offset by investment in research and development efforts directed at new product initiatives. As a percentage of total revenues, our research and development expenses decreased by 1.9%, from 10.5% in the three months ended June 30, 2024, to 8.6% in the three months ended June 30, 2025.

Foreign Exchange (Gain) Loss

We had $0.5 million of foreign exchange gain in the three months ended June 30, 2025 compared to a foreign exchange loss of $0.8 million in the three months ended June 30, 2024, for a favorable variance of $1.3 million year over year. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses decreased by $1.3 million or 52.4%, from $2.5 million in the three months ended June 30, 2024, compared to $1.2 million for the three months ended June 30, 2025, primarily due to lower debt levels year over year and interest income received on previously filed ERC claims.

Income Tax Expense

We had an income tax expense of $0.2 million in the three months ended June 30, 2025 compared to a $0.1 million income tax expense in the three months ended June 30, 2024. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2025, we had changes in timing of deductible expenses, tax accrual reversals and recognized tax losses in specific judications, which resulted in $0.2 million of income tax expense.

Comparison of the six months ended June 30, 2025 and 2024

Revenues

	Six Months Ended June 30,
	2025		2024		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Venus Prime / Subscription—Systems	$7,330	25.0	$8,048	23.6	$(718)	(8.9)
Products—Systems	15,842	54.0	19,123	56.2	(3,281)	(17.2)
Products—Other	4,864	16.6	5,204	15.3	(340)	(6.5)
Services	1,299	4.4	1,686	4.9	(387)	(23.0)
Total	$29,335	100.0	$34,061	100.0	$(4,726)	(13.9)

Total revenue decreased by $4.7 million, or 13.9%, to $29.3 million for the six months ended June 30, 2025 from $34.1 million for the six months ended June 30, 2024. The decrease in revenue is primarily attributed to the effects of customer uncertainty about economic stability, tighter third-party lending practices which negatively impacted capital equipment sales and the exiting of unprofitable direct markets. To a lesser extent, the revenue declines were also impacted by supply disruptions caused by the Israel-Iran conflict impacting production at our contract manufacturer’s facility in Israel. This revenue decline is the primary reason driving cash used in operations $7.5 million higher than the same period in 2024.

We sold an aggregate of 432 systems in the six months ended June 30, 2025 compared to 536 systems in the six months ended June 30, 2024. The percentage of systems revenue derived from our internal lease programs was approximately 32% and 30% during the six months ended June 30, 2025 and 2024, respectively. The continuing low percentage is in line with our strategy to prioritize cash deals over internal financing program deals in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our internal lease programs was approximately 28% and 33% during the six months ended June 30, 2025 and 2024, respectively. The Company remains steadfast in ensuring that its in-house financing program accepts only qualified customers with the goal to reduce future credit losses, often at the expense of topline revenue.

Other product revenue was $4.9 million in the six months ended June 30, 2025 a 6.5% decrease compared to product revenue of $5.2 million in the six months ended June 30, 2024.

Services revenue was $1.3 million in the six months ended June 30, 2025, compared to $1.7 million in the six months ended June 30, 2024. The decrease is primarily due to the overall decline in device sales.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $0.6 million, or 5.5%, to $11.1 million in the six months ended June 30, 2025, compared to $10.6 million in the six months ended June 30, 2024. Gross profit decreased by $5.3 million, or 22.6%, to $18.2 million in the six months ended June 30, 2025, compared to $23.5 million in the six months ended June 30, 2024. The decrease in gross profit is primarily attributed to the effects of customer uncertainty about economic stability, tighter third party lending practices which negatively impacted capital equipment sales, and a decrease in revenue in our international markets driven by the exit from unprofitable direct markets. To a lesser extent, gross profit declines were also impacted by supply disruptions caused by the Israel-Iran conflict impacting production at our contract manufacturer’s facility in Israel. Gross margin was 62.0% of revenue in the six months ended June 30, 2025, compared to 69.0% of revenue in the six months ended June 30, 2024. The decrease in gross margin is primarily attributable to the supply disruptions noted above resulting in adverse sales mix due to shortages of higher margin devices, and to a lesser extent higher device system costs of goods sold tracing to manufacturing overheads spread over a lower volume base.

Operating expenses

	Six Months Ended June 30,
	2025		2024		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$14,677	50.0	$14,422	42.3	$255	1.8
General and administrative	$19,168	65.3	18,908	55.5	260	1.4
Research and development	$2,910	9.9	3,522	10.3	(612)	(17.4)
Total operating expenses	$36,755	125.3	$36,852	108.2	$(97)	(0.3)

Selling and Marketing

Selling and marketing expenses increased by $0.3 million or 1.8% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase is largely due to higher sales commissions and increased sales and marketing activities in the U.S market, designed to counter increased competitor activity. As a percentage of total revenues, our selling and marketing expenses increased by 7.7%, from 42.3% in the six months ended June 30, 2024 to 50.0% in the six months ended June 30, 2025. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses increased by $0.3 million or 1.4% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to higher bad debt expense and inflationary pressures associated with salaries and other cost elements, partially offset by savings from exiting certain unprofitable direct markets, lower restructuring costs and proceeds received from previously filed ERC claims. As a percentage of total revenues, our general and administrative expenses increased by 9.8%, from 55.5% in the six months ended June 30, 2024, to 65.3% in the six months ended June 30, 2025, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $0.6 million or 17.4% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. We experienced cost savings through the consolidation of activities between our Israel and United States sites, partially offset by investment in research and development efforts directed at new product initiatives. As a percentage of total revenues, our research and development expenses decreased by 0.4%, from 10.3% in the six months ended June 30, 2024, to 9.9% in the six months ended June 30, 2025.

Foreign Exchange (Gain) Loss

We had $0.7 million of foreign exchange gain in the six months ended June 30, 2025 compared to a foreign exchange loss of $1.1 million in the six months ended June 30, 2024, a favorable variance of $1.8 million year over year. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses decreased by $1.4 million or 33.6%, from $4.1 million in the six months ended June 30, 2024, compared to $2.7 million for the six months ended June 30, 2025, primarily due to significantly lower debt levels year over year.

Income Tax Expense

We had an income tax expense of $0.6 million in the six months ended June 30, 2025 compared to a $0.2 million income tax expense in the six months ended June 30, 2024. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2025, we had changes in timing of deductible expenses, tax accrual reversals and recognized tax losses in specific judications, which resulted in $0.6 million of income tax expense.

Liquidity and Capital Resources

We had $4.9 million and $4.3 million of cash, cash equivalents, and restricted cash as of June 30, 2025, and December 31, 2024, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $34.3 million as of June 30, 2025, including the MSLP Loan of $2.8 million, convertible notes of $13.0 million, and a note payable (bridge financing) of $18.4 million compared to total debt obligations of approximately $39.7 million as of December 31, 2024. Cash used in operating activities during the six months ended June 30, 2025 was $11.7 million, representing a $7.5 million increase compared to the six months ended June 30, 2024. Working capital is primarily impacted by the ratio of our internal lease program sales (Venus Prime sales and legacy subscription-based sales) to traditional cash sales. Our shift to prioritize traditional cash sales over internal lease program sales is designed to improve liquidity and reduce working capital requirements over time. Our expanding product portfolio may require higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of lease program revenue to traditional sales revenue at a ratio of approximately 32:68 in the six months ended June 30, 2025, compared to 30:70 in the six months ended June 30, 2024. We expect the ratio of lease program sales to traditional sales for the balance of 2025 and beyond to approximate a 30:70 split. We expect inventory to remain relatively flat in the short term but increase at a lower rate than the rate of revenue growth over the longer term.

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

On October 4, 2023, the Company entered into the 2023 Exchange Agreement with the Madryn Noteholders, pursuant to which the Madryn Noteholders agreed to exchange $26.7 million in aggregate principal amount outstanding under the Notes for (i) $22.8 million in the New Notes, and (ii) 248,755 shares of Series X Convertible Preferred Stock. The New Notes accrued interest, payable in kind on a quarterly basis, at an annual rate of 90-day Adjusted SOFR + 8.5% and are convertible at any time into shares of our common stock at an initial conversion price of $264 per share, subject to adjustment. On March 31, 2025, the Company entered into the 2025 Exchange Agreement, pursuant to which the Madryn Noteholders agreed to exchange $28.0 million in aggregate principal amount outstanding under the New Notes for (i)$17.0 million in New Secured Notes and (ii) 379,311 shares of Series Y Preferred Stock. The New Secured Notes follow the same terms as the previous New Notes. On June 30, 2025, the Company entered into the June 2025 Exchange Agreement, pursuant to which the Madryn Noteholders agreed to exchange $17.0 million in aggregate principal amount of outstanding secured convertible notes of the Company for: (a) a new promissory note to be issued by the Company to Madryn, in the original principal amount of $11.1 million, and (b) 325,651 shares of Series Y Preferred Stock. The New Madryn Notes follow the same terms as the previous New Secured Notes.

Main Street Priority Lending Program Term Loan

On December 8, 2020, we executed the MSLP Loan Agreement, MSLP Note, and related documents for a loan in the aggregate amount of $50.0 million for which CNB will serve as a lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act. On October 4, 2023, the Company, Venus USA, Venus Canada, and Venus Ltd. entered into the MSLP Loan Modification, which modified certain terms of the MSLP Loan Agreement. On April 23, 2024, the MSLP Loan was purchased by Madryn for an undisclosed amount from CNB with the consent of the Company. On May 24, 2024, the Lenders agreed to exchange $52.1 million in aggregate principal amount outstanding for $17.1 million in aggregate principal amount of new secured notes and 576,986 shares of newly-created Series Y Preferred Stock. On September 26, 2024, the Lenders agreed to another exchange of $17.7 million in aggregate principal amount outstanding for $2.7 million in aggregate principal of remaining secured notes and 203,583 shares of Series Y Preferred Stock. From June 21, 2024 through September 26, 2024, the Company entered into multiple Amendment and Consent Agreements with Madryn to, among other things, modify interest payments to be payable-in-kind, grant relief from the Minimum Deposit Relationship obligations and minimum liquidity requirements, and delete the net loss covenant. See Note 11 "Madryn Debt and Convertible Notes" to our condensed consolidated financial statements included elsewhere in this report.

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

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into the Loan and Security Agreement, by and among the Bridge Borrower, the 2024 Guarantors, the 2024 Lenders and Madryn Health Partners, LP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders have agreed to provide the Bridge Borrower with Bridge Financing in the form of a term loan in the original principal amount of $2.2 million and one or more delayed draw term loans of up to an additional principal amount of $21.0 million. The transaction is discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our condensed consolidated financial statements included elsewhere in this report.

Equity Purchase Agreement with Lincoln Park

On June 16, 2020, we entered into the Equity Purchase Agreement with Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $31.0 million of shares of our common stock pursuant to our shelf registration statement. The purchase price of shares of common stock related to a future sale will be based on the then prevailing market prices of such shares at the time of sales as described in the Equity Purchase Agreement. The aggregate number of shares that we could sell to Lincoln Park under the Equity Purchase Agreement may in no case exceed the Exchange Cap, unless (i) stockholder approval was obtained to issue shares above the Exchange Cap, in which case the Exchange Cap would no longer apply, or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Equity Purchase Agreement equaled or exceeded $59.6325 per share (subject to adjustment) (which represents the minimum price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Equity Purchase Agreement, such that the transactions contemplated by the Equity Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq Listing Rules). Also, at no time could Lincoln Park (together with its affiliates) beneficially own more than 9.99% of our issued and outstanding common stock. Concurrently with entering into the Equity Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park. The Equity Purchase Agreement expired on July 1, 2022.

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

Registered Direct Offerings

On February 22, 2024, the Company, entered into the SPA with the 2024 Investors, pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 74,342 shares of the Company’s common stock, at a price of $16.115 per share and (ii) in a concurrent private placement, warrants to acquire up to an aggregate of 74,342 shares of common stock, at an initial exercise price of $14.74 per share. HCW acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 5,204 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are substantially similar to the 2024 Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $20.1438 per share.

On April 9, 2025, the Company entered into the April 9 SPA with April 9 Investors, pursuant to which the Company agreed to issue and sell to the April 9 Investors in a registered direct offering an aggregate of 328,573 shares of the Company’s common stock, at a price of $3.50 per share.

On April 11, 2025, the Company entered into the April 11 SPA with the April 11 Investors, pursuant to which the Company agreed to issue and sell to the April 11 Investors in a registered direct offering an aggregate of 386,700 shares of the Company’s common stock at a price of $4.06 per share.

HCW acted as the Company’s placement agent in connection with the April 9 Offering and the April 11 Offering. For each offering, the Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the gross proceeds in the respective offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the respective offering, (iii) reimbursement of certain expenses and (iv) Placement Agent Warrants to acquire up to an aggregate of (i) 23,000 shares of common stock in the April 9 Offering and (ii) 27,069 shares of common stock in the April 11 Offering. The Placement Agent Warrants have an initial exercise price of $4.375 per share for the April 9 Offering and $5.075 per share for the April 11 Offering, are immediately exercisable and expire five years from the issuance date, and in certain circumstances may be exercised on a cashless basis.

On June 6, 2025, the Company, entered into a SPA with certain institutional investors, pursuant to which the Company agreed to issue and sell to the Investors (i) in a registered direct offering, an aggregate of 434,720  shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.65 per share and (ii) in a concurrent private placement, an aggregate of 869,440 warrants (the "2025 Investor Warrants"), at an initial exercise price of $2.65 per share. The 2025 Investor Warrants are exercisable upon issuance and will expire on the eighteen month anniversary of the effective date of the Resale Registration Statement, and in certain circumstances may be exercised on a cashless basis. HCW acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 30,430 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants are substantially similar to the Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $3.3125 per share.

The offerings transactions are discussed in Note 14 "Stockholders' Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

Capital Resources

As of June 30, 2025, we had capital resources consisting of cash, cash equivalents, and restricted cash of $4.9 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

We believe that the net proceeds from the Madryn Loan and Security Agreement, the Registered Direct Offering, the 2024 Note, the 2023 Multi-Tranche Private Placement, the 2022 Private Placement, the proceeds from issuance of our common stock to Lincoln Park, the proceeds from the MSLP Loan, the Short-Term Bridge Financing by Madryn, our strategic cash flow enhancement initiatives, our initiatives to pursue strategic alternatives, together with our existing cash, cash equivalents, and restricted cash will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We can provide no assurances that we will be successful in raising additional capital or that such capital, if available at all, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital or research and development expenditures or sell certain assets, including intellectual property assets.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(11,758)	$(4,210)
Cash used in investing activities	(197)	(47)
Cash provided by financing activities	12,549	4,593
Net increase (decrease) in cash, cash equivalents, and restricted cash	$594	$336

Cash Flows from Operating Activities

For the six months ended June 30, 2025, cash used in operating activities consisted of a net loss of $24.1 million, partially offset by non-cash operating expenses of $11.6 million and a decrease in net operating assets of $0.7 million. The decreased use of cash in net operating assets was primarily attributable to an increase in accrued expenses and other current liabilities of $1.4 million, and a decrease in inventory of $0.8 million. These were partially offset primarily by an increase in other current assets of $0.5 million, and a decrease in trade payables of $0.6 million. The non-cash operating expenses primarily consisted of depreciation and amortization of $1.9 million, provision for expected credit losses of $2.3 million, a loss on extinguishment of debt of $2.9 million, provision for inventory obsolescence of $0.9 million, and finance expenses and accretion of $2.7 million.

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

Cash Flows from Investing Activities

In the six months ended June 30, 2025, cash used in investing activities consisted of $0.2 million for the purchase of property and equipment.

In the six months ended June 30, 2024, cash used in investing activities consisted of $0.1 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the six months ended June 30, 2025, cash provided by financing activities consisted of net proceeds from the short-term bridge financing by Madryn of $9.3 million and net proceeds from the Registered Direct Offering of shares and warrants of $3.3 million.

In the six months ended June 30, 2024, cash provided by financing activities primarily consisted of net proceeds from the Registered Direct Offering of shares and warrants of $1.0 million, net proceeds from the 2024 Convertible Notes issued to EW of $1.6 million, and proceeds from the short-term bridge financing by Madryn of $2.0 million.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of June 30, 2025, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $13.1 million. In addition, as of June 30, 2025, we had $0.4 million of open purchase orders that can be cancelled with 270 days’ notice.

The following table summarizes our contractual obligations as of June 30, 2025, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations, including interest	$18,983	$19,395	$—	$—	$38,378
Operating leases	1,238	1,218	192	128	2,776
Purchase commitments	13,016	47	—	—	13,063
Total contractual obligations	$33,237	$20,660	$192	$128	$54,217

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

Long-term receivables

Long-term receivables relate to our internal lease programs revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for expected credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% and 10% for the six months ended June 30, 2025 and 8% and 10% for the six months ended June 30, 2024. Unearned interest revenue represents the interest only portion of the respective lease program payments and will be recognized in income over the respective payment term as it is earned.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2025, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three and six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm because the Company is not an "accelerated filer" or a "large accelerated filer."

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2025, the Company was not a party to any material active or pending legal proceedings.

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

Conditions in the Middle East, including the October 2023 attack by Hamas and other terrorist organizations on Israel and Israel’s war against them, and Israel's recent conflict with Iran, may adversely affect our operations and limit our ability to manage and market our products, which could lead to a decrease in revenues.

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

Further, on June 13, 2025, Israel launched a preemptive attack on Iran, to which Iran responded with ballistic missile and drone attacks. On June 23, 2025, Israel and Iran agreed to a ceasefire, although there is no assurance that the ceasefire will continue. How long and how severe the current conflict may become is unknown at this time, and any continued clash among Israel and Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict.

The intensity, duration and impact of Israel’s current wars against Hamas and Iran and the corresponding geopolitical instability in the region is difficult to predict, as are the war’s economic implications on the Company’s business and operations.

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

For the six months ended June 30, 2025 and 2024, approximately 32% and 30% of our total system revenues were derived from our internal lease programs (Venus Prime and our legacy subscription-based model), respectively. Under our internal lease programs, we collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the Venus Prime or subscription agreement is recognized as revenue upon shipment of the system to the customer. We cannot provide any assurance that the financial position of customers purchasing products and services under a Venus Prime or subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under our internal lease programs (Venus Prime or our legacy subscription-based model), we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as otherwise disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on April 2, 2025, April 11, 2025, April 14, 2025, June 9, 2025, and July 1, 2025 there were no unregistered securities issued and sold during the three months ended June 30, 2025.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc.	8-K	5-11-23	3.1

3.4	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock.	8-K	6-26-23	3.1

3.5	Certificate of Designations of Series X Convertible Preferred Stock.	8-K	10-5-23	3.1

3.6	Certificate of Designations of Series Y Convertible Preferred Stock	8-K	5-28-24	3.1

3.7	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

3.8	Amendment to Certificate of Designations of Series Y Convertible Preferred Stock	8-K	9-27-24	3.1

3.9	Certificate of Amendment of Series Y Convertible Preferred Stock	8-K	4-2-25	3.1

3.10	Certificate of Amendment of Voting Convertible Preferred Stock	8-K	4-2-25	3.2

3.11	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock	8-K	5-2-25	3.1

3.12	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock, dated April 30, 2025.	8-K	5-2-25	3.1

3.13	Certificate of Amendment of Series Y Convertible Preferred Stock, dated June 30, 2025	8-K	7-1-25	3.1

3.14	Certificate of Amendment to Certificate of Designations of Series Y Convertible Preferred Stock dated August 6, 2025	8-K	8-6-25	3.1

4.1	Form of Investor Warrant	8-K	2-27-24	4.1

4.2	Form of Placement Agent Warrant	8-K	2-27-24	4.2

4.3	Form of Placement Agent Warrant	8-K	4-11-25	4.1

4.4	Form of Placement Agent Warrant	8-K	4-14-25	4.1

4.5	Form of Placement Investor Warrant	8-K	6-9-25	4.1

4.6	Form of Placement Agent Warrant	8-K	6-9-25	4.2

10.1	Form of Securities Purchase Agreement	8-K	4-11-25	10.1

10.2	Form of Securities Purchase Agreement	8-K	4-14-25	10.1

10.3	Consent Agreement, dated April 30, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-2-25	10.1

10.4	Fourteenth Amendment to Bridge Loan Agreement, dated April 30, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-2-25	10.2

10.5	Consent Agreement, dated April 30, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	5-2-25	10.3

10.6	Consent Agreement, dated May 30, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	6-2-25	10.1

10.7	Fifteenth Amendment to Bridge Loan Agreement, dated April 30, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	6-2-25	10.2

10.8	Consent Agreement, dated May 30, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	6-2-25	10.3

10.9	Unit Purchase Agreement dated June 5, 2025 by and among Venus Concept Inc., Meta Robotics LLC and MHG Co., Ltd.	8-K	6-6-25	10.1

10.10	Form of Securities Purchase Agreement	8-K	6-9-25	10.1

10.11	Exchange Agreement, dated June 30, 2025, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-1-25	10.1

10.12	Secured Subordinated Convertible Note, dated June 30, 2025, issued by Venus Concept Inc. in favor of Madryn Health Partners, LP	8-K	7-1-25	10.2

10.13	Secured Subordinated Convertible Note, dated June 30, 2025, issued by Venus Concept Inc. in favor of Madryn Health Partners (CaymanMaster), LP	8-K	7-1-25	10.3

10.14	Third Amended and Restated Registration Rights Agreement, dated June 30, 2025, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-1-25	10.4

10.15	Consent Agreement, dated June 30, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-1-25	10.5

10.16	Sixteenth Amendment to Bridge Loan Agreement, dated June 30, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-1-25	10.6

10.17	Consent Agreement, dated June 30, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-1-25	10.7

10.18	Consent Agreement, dated July 31, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-6-25	10.1

10.19	Seventeenth Amendment to Bridge Loan Agreement, dated July 31, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-6-25	10.2

10.20	Consent Agreement, dated July 31, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-6-25	10.3

10.21	Eighteenth Amendment to Bridge Loan Agreement, dated August 6, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K/A	8-12-25	10.4

10.22	Consent Agreement, dated August 6, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-6-25	10.5

10.23	Consent Agreement, dated August 6, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-6-25	10.6

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

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

Venus Concept Inc.

Date: August 14, 2025	By:	/s/ Rajiv De Silva
Rajiv De Silva
Chief Executive Officer

Date: August 14, 2025	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer