Form 10-Q
period 2025-09-30
Venus Concept Inc.
filed 2025-11-13
CIK 1409269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025 the registrant had 1,859,123 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VENUS CONCEPT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,312	$4,271
Restricted cash	1,619	—
Accounts receivable, net of allowance of $1,778 and $3,402 as of September 30, 2025, and December 31, 2024, respectively	16,503	18,721
Inventories	15,768	17,561
Prepaid expenses	793	828
Advances to suppliers	6,006	6,027
Other current assets	823	1,104
Total current assets	45,824	48,512
LONG-TERM ASSETS:
Long-term receivables, net of allowance of $274 and $384 as of September 30, 2025 and December 31, 2024, respectively	9,152	8,534
Deferred tax assets	419	1,459
Severance pay funds	523	488
Property and equipment, net	866	936
Operating right-of-use assets, net	2,465	3,282
Intangible assets	2,375	4,973
Total long-term assets	15,800	19,672
TOTAL ASSETS	$61,624	$68,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$7,108	$6,484
Accrued expenses and other current liabilities	14,211	11,433
Note payable	25,072	8,271
Unearned interest income	864	907
Warranty accrual	795	917
Deferred revenues	1,351	953
Operating lease liabilities	1,249	1,322
Total current liabilities	50,650	30,287
LONG-TERM LIABILITIES:
Long-term debt	4,996	31,437
Accrued severance pay	554	528
Unearned interest income	383	364
Warranty accrual	170	222
Operating lease liabilities	1,349	1,997
Other long-term liabilities	388	511
Total long-term liabilities	7,840	35,059
TOTAL LIABILITIES	58,490	65,346
Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY (Note 14):
Common Stock, $0.0001 par value: 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 1,859,123 and 709,130 issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	31	30
Additional paid-in capital	358,190	311,238
Accumulated deficit	(355,548)	(308,899)
TOTAL STOCKHOLDERS’ EQUITY	2,673	2,369
Non-controlling interests	461	469
	3,134	2,838
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,624	$68,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data);

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Leases	$2,935	$2,684	$10,265	$10,732
Products and services	10,841	12,323	32,846	38,336
	13,776	15,007	43,111	49,068
Cost of goods sold:
Leases	906	651	3,019	2,538
Products and services	4,053	4,435	13,089	13,113
	4,959	5,086	16,108	15,651
Gross profit	8,817	9,921	27,003	33,417
Operating expenses:
Selling and marketing	7,386	6,654	22,063	21,076
General and administrative	9,647	8,732	28,815	27,640
Research and development	1,280	1,692	4,190	5,214
Total operating expenses	18,313	17,078	55,068	53,930
Loss from operations	(9,496)	(7,157)	(28,065)	(20,513)
Other expenses:
Foreign exchange (gain) loss	(35)	57	(699)	1,155
Finance expenses	1,016	1,665	3,753	5,785
Loss on disposal of subsidiaries	244	—	244	—
Loss on debt extinguishment	11,297	454	14,211	11,355
Loss before income taxes	(22,018)	(9,333)	(45,574)	(38,808)
Income tax (benefit) expense	531	(31)	1,083	147
Net loss	$(22,549)	$(9,302)	$(46,657)	$(38,955)
Net loss attributable to stockholders of the Company	$(22,565)	$(9,286)	$(46,649)	$(39,031)
Net (loss) income attributable to non-controlling interest	$16	$(16)	$(8)	$76

Net loss per share:
Basic	$(12.14)	$(13.10)	$(34.66)	$(60.61)
Diluted	$(12.14)	$(13.10)	$(34.66)	$(60.61)
Weighted-average number of shares used in per share calculation:
Basic	1,859	709	1,346	644
Diluted	1,859	709	1,346	644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(22,549)	$(9,302)	$(46,657)	$(38,955)
Loss attributable to stockholders of the Company	(22,565)	(9,286)	(46,649)	(39,031)
Income (loss) attributable to non-controlling interest	16	(16)	(8)	76
Comprehensive loss	$(22,549)	$(9,302)	$(46,657)	$(38,955)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

		Preferred Shares			Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	2023 Series X Private Placement Shares*	2024-2025 Series Y Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance — January 1, 2025	1,835,000	1,575,810	289,936	780,569	709,130	$30	$311,238	$(308,899)	$469	$2,838
Net loss — the Company	—	—	—	—	—	—	—	(12,363)	—	(12,363)
Net loss — non-controlling interest	—	—	—	—	—	—	—	—	(3)	(3)
Exchange of Convertible Notes for Series Y Private Placement shares	—	—	—	379,311	—	0*	12,049	—	—	12,049
2023 Series X Private Placement shares dividends	—	—	9,061	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	207	—	—	207
Balance — March 31, 2025	1,835,000	1,575,810	298,997	1,159,880	709,130	$30	$323,494	$(321,262)	$466	$2,728
Net loss — the Company	—	—	—	—	—	—	—	(11,721)	—	(11,721)
Net loss — non-controlling interest	—	—	—	—	—	—	—	—	(21)	(21)
Exchange of Convertible Notes for Series Y Private Placement shares	—	—	—	325,651	—	0*	8,365	—	—	8,365
2023 Series X Private Placement shares dividends	—	—	9,344	—	—	—	—	—	—	—
2025 Registered Direct Offering shares and warrants, net of costs	—	—	—	—	1,149,993	1	3,283	—	—	3,284
Stock-based compensation	—	—	—	—	—	—	137	—	—	137
Balance — June 30, 2025	1,835,000	1,575,810	308,341	1,485,531	1,859,123	$31	$335,279	$(332,983)	$445	$2,772
Net loss — the Company	—	—	—	—	—	—	—	(22,565)	—	(22,565)
Net loss — non-controlling interest	—	—	—	—	—	—	—	—	16	16
Exchange of Convertible Notes for Series Y Private Placement shares	—	—	—	545,335	—	0*	22,776	—	—	22,776
2023 Series X Private Placement shares dividends	—	—	9,636	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	135	—	—	135
Balance — September 30, 2025	1,835,000	1,575,810	317,977	2,030,866	1,859,123	$31	$358,190	$(355,548)	$461	$3,134

		Preferred Shares			Common Stock
	2022 Private Placement Shares*	2023 Multi-Tranche Private Placement Shares*	2023 Series X Private Placement Shares*	2024 Series Y Private Placement Shares*	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance — January 1, 2024	3,185,000	1,575,810	256,356	—	552,205	$30	$247,854	$(261,903)	$570	$(13,449)
Issuance of common stock	—	—	—	—	758	0*	10	—	—	10
2024 Registered Direct Offering shares and warrants, net of costs	—	—	—	—	74,342	—	977	—	—	977
2023 Series X Private Placement shares dividends	—	—	8,012	—	—	—	—	—	—	-
Net loss - the Company	—	—	—	—	—	—	—	(9,794)	—	(9,794)
Net income - non-controlling interest	—	—	—	—	—	—	—	—	5	5
Stock-based compensation	—	—	—	—	—	—	339	—	—	339
Balance — March 31, 2024	3,185,000	1,575,810	264,368	—	627,305	$30	$249,180	$(271,697)	$575	$(21,912)
Exchange of MSLP Loan for Series Y Private Placement shares	—	—	—	576,986	—	—	45,901	—	—	45,901
Conversion of 2022 Private Placement shares	(1,350,000)	—	—	—	81,825	0*	—	—	—	-
2023 Series X Private Placement shares dividends	—	—	8,025	—	—	—	—	—	—	-
Net loss - the Company	—	—	—	—	—	—	—	(19,951)	—	(19,951)
Net income - non-controlling interest	—	—	—	—	—	—	—	—	87	87
Stock-based compensation	—	—	—	—	—	—	239	—	—	239
Balance — June 30, 2024	1,835,000	1,575,810	272,393	576,986	709,130	$30	$295,320	$(291,648)	$662	$4,364
Exchange of MSLP Loan for Series Y Private Placement shares	—	—	—	203,583	—	—	15,453	—	—	15,453
2023 Series X Private Placement shares dividends	—	—	8,757	—	—	—	—	—	—	-
Net loss - the Company	—	—	—	—	—	—	—	(9,286)	—	(9,286)
Net loss - non-controlling interest	—	—	—	—	—	—	—	—	(16)	(16)
Dividends from subsidiaries	—	—	—	—	—	—	—	—	(126)	(126)
Stock-based compensation	—	—	—	—	—	—	239	—	—	239
Balance — September 30, 2024	1,835,000	1,575,810	281,150	780,569	709,130	$30	$311,012	$(300,934)	$520	$10,628

*: Presented as $0 due to rounding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VENUS CONCEPT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,657)	$(38,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,881	2,924
Stock-based compensation	479	817
Provision for expected credit losses	2,622	869
Provision for inventory obsolescence	1,031	950
Finance expenses and accretion	4,028	4,150
Deferred tax expense (recovery)	1,041	(275)
Loss on disposal of subsidiaries	244	-
Loss on debt extinguishment	14,211	11,355
Loss on disposal of property and equipment	1	2
Changes in operating assets and liabilities:
Accounts receivable short-term and long-term	(1,014)	9,914
Inventories	566	3,218
Prepaid expenses	35	296
Advances to suppliers	21	1,096
Other current assets	246	712
Operating right-of-use assets, net	817	926
Other long-term assets	(8)	(281)
Trade payables	684	(1,607)
Accrued expenses and other current liabilities	3,054	(1,583)
Current operating lease liabilities	(73)	(183)
Severance pay funds	(35)	147
Unearned interest income	(24)	(718)
Long-term operating lease liabilities	(648)	(829)
Other long-term liabilities	(150)	(204)
Net cash used in operating activities	(16,648)	(7,259)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(214)	(43)
Net cash used in investing activities	(214)	(43)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1	10
2024 Registered Direct Offering shares and warrants, net of costs of $222	—	976
2024 Convertible Notes issued to EW, net of costs of $393	—	1,607
2025 Registered Direct Offering shares and warrants, net of costs of $589	3,283	-
Proceeds from Short-term Bridge Financing by Madryn, net of costs of $91 (2024 - $310)	15,238	3,928
Dividends from subsidiaries paid to non-controlling interest	-	(126)
Net cash provided by financing activities	18,522	6,395
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,660	(907)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	4,271	5,396
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$5,931	$4,489
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$(23)	$98
Cash paid for interest	$—	$1,633

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

Closing of the Transaction is subject to the satisfaction or waiver of certain closing conditions, including, without limitation: an internal reorganization of the Venus Hair Business within Meta; governmental and regulatory approvals; required consents, including those of certain customers, suppliers and those required pursuant to the Republic of Korea foreign exchange regulation; a financial statement review; and the execution of a License Agreement. On November 7, 2025, the Company filed a complaint with the Delaware Court of Chancery, seeking its assistance to close the Transaction.

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

The Company has had recurring net operating losses and negative cash flows from operations. As of  September 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $355,548 and $308,899, respectively, though, the Company was in compliance with all required covenants as of September 30, 2025, and December 31, 2024. The Company’s recurring losses from operations and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date that the condensed consolidated financial statements are issued. The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increasing inflation rates, rising interest rates, foreign currency impacts, trade disruptions due to tariff rate increases or proposed increases, declines in consumer confidence, and declines in economic growth. All these factors point to uncertainty about economic stability, and the severity and duration of these conditions on our business cannot be predicted, and the Company cannot assure that it will remain in compliance with the financial covenants contained within its credit facilities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of the Company’s most recent Annual Report on Form 10-K.

The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of September 30, 2025 and through the date of this report filing. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses and the carrying value of intangible and long-lived assets.

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

In the second quarter of fiscal year 2025, the Company adopted a new accounting policy related to Restricted Cash. This policy was disclosed in detail in our Quarterly Report on Form 10-Q for the period ended June 30, 2025. The accounting policy continues to be applied in the current quarter.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(22,549)	$(9,302)	$(46,657)	$(38,955)
Net loss allocated to stockholders of the Company	$(22,565)	$(9,286)	$(46,649)	$(39,031)
Denominator:
Weighted-average shares of common stock outstanding used in computing net loss per share, basic	1,859	709	1,346	644
Weighted-average shares of common stock outstanding used in computing net loss per share, diluted	1,859	709	1,346	644
Net loss per share:
Basic	$(12.14)	$(13.10)	$(34.66)	$(60.61)
Diluted	$(12.14)	$(13.10)	$(34.66)	$(60.61)

Due to the net loss, all the outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the quarters ended September 30, 2025 and 2024 because including them would have been antidilutive:

	September 30, 2025	September 30, 2024
Options to purchase common stock	72,687	90,479
Preferred stock	19,244,658	7,844,853
Shares reserved for convertible notes	183,383	259,368
Warrants for common stock	1,062,584	176,144
Total potential dilutive shares	20,563,312	8,370,844

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

The following tables set forth the fair value of the Company’s Level 1, Level 2 and Level 3 financial assets and liabilities within the fair value hierarchy, and there were no transfers between Level 1, Level 2 and Level 3 for the periods presented:

	Fair Value Measurements as of September 30, 2025
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$29	$—	$29
Total assets	$—	$29	$—	$29
Liabilities
Derivative Liability	$—	$—	$96	96
Total liabilities	$—	$—	$96	$96

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Guaranteed Investment Certificates	$—	$28	$—	$28
Total assets	$—	$28	$—	$28
Liabilities
Derivative Liability	$—	$—	$175	$175
Total liabilities	$—	$—	$175	$175

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

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset on the Company's condensed consolidated balance sheets. The Company's financing receivables, consisting of sales-type leases, totaled $18,320 and $19,262 as of  September 30, 2025 and December 31, 2024, respectively, and are included in accounts receivable and long-term receivables on the condensed consolidated balance sheets. The Company evaluates the credit quality of an obligor at lease inception and monitors credit quality over the term of the underlying transactions.

The Company performed an assessment of the allowance for expected credit losses as of September 30, 2025 and December 31, 2024. Based upon such assessment, the Company recorded an allowance for expected credit losses totaling $2,052 and $3,786 as of September 30, 2025, and December 31, 2024, respectively.

A summary of the Company’s accounts receivables is presented below:

	September 30,	December 31,
	2025	2024
Gross accounts receivable	$27,707	$31,041
Unearned income	(1,247)	(1,271)
Allowance for expected credit losses	(2,052)	(3,786)
	$24,408	$25,984
Reported as:
Current trade receivables	$16,503	$18,721
Current unearned interest income	(864)	(907)
Long-term trade receivables	9,152	8,534
Long-term unearned interest income	(383)	(364)
	$24,408	$25,984

Current Venus Prime and subscription agreements are reported as part of accounts receivable. The following are the contractual commitments, net of allowance for expected credit losses, to be received by the Company over the next 5 years:

		September 30,
	Total	2025	2026	2027	2028	2029
Current financing receivables, net of allowance of $676	$9,168	$9,168	$—	$—	$—	$—
Long-term financing receivables, net of allowance of $274	9,152	—	5,958	3,125	69	—
	$18,320	$9,168	$5,958	$3,125	$69	$—

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

The allowance for expected credit losses consisted of the following activity:

Balance at January 1, 2024	$7,415
Write-offs	(5,055)
Provision	1,426
Balance at December 31, 2024	$3,786
Write-offs	(1,906)
Provision	1,172
Balance at March 31, 2025	$3,052
Write-offs	(1,119)
Provision	1,157
Balance at June 30, 2025	$3,090
Write-offs	(1,331)
Provision	293
Balance at September 30, 2025	$2,052

6. SELECT BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Inventory

Inventory consists of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$1,435	$1,649
Work-in-progress	1,227	1,658
Finished goods	13,106	14,254
Total inventory	$15,768	$17,561

Additions to inventory are primarily comprised of newly produced units and applicators, refurbishment cost from demonstration units and used equipment which were reacquired during the period from upgraded sales. The Company expensed $3,942 and $13,631 in cost of goods sold in the three and nine months ended September 30, 2025, respectively. The Company expensed $4,637 and $13,839 in cost of goods sold in the three and nine months ended September 30, 2024, respectively. The balance of cost of goods sold represents the sale of applicators, parts, consumables and warranties.

The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. As of September 30, 2025 and December 31, 2024, a provision for obsolescence of $2,630 and $1,977 was taken against inventory, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	Useful Lives	September 30,	December 31,
	(in years)	2025	2024
Lab equipment tooling and molds	4 –10	$4,549	$4,549
Office furniture and equipment	6 –10	1,180	1,160
Leasehold improvements	up to 10	768	752
Computers and software	3	1,010	863
Vehicles	5 –7	57	57
Demo units	5	300	214
Total property and equipment		7,864	7,595
Less: Accumulated depreciation		(6,998)	(6,659)
Total property and equipment, net		$866	$936

Depreciation expense amounted to $101 and $98 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $283 and $323 for the nine months ended September 30, 2025 and 2024, respectively.

Other Current Assets

	September 30,	December 31,
	2025	2024
Government remittances (1)	$365	$560
Consideration receivable from subsidiaries sale	23	49
Sundry assets and miscellaneous	435	495
Total other current assets	$823	$1,104

(1) Government remittances are receivables from the local tax authorities for refunds of sales taxes and income taxes.

Accrued Expenses and Other Current Liabilities

	September 30,	December 31,
	2025	2024
Payroll and related expense	$5,071	$3,336
Accrued expenses	4,617	3,552
Commission accrual	1,898	2,096
Sales and consumption taxes	2,625	2,449
Total accrued expenses and other current liabilities	$14,211	$11,433

Warranty Accrual

The following table provides the details of the change in the Company’s warranty accrual:

	September 30,	December 31,
	2025	2024
Balance as of the beginning of the period	$1,139	$1,363
Warranties issued during the period	96	727
Warranty costs incurred during the period	(270)	(951)
Balance at the end of the period	$965	$1,139
Current	795	917
Long-term	170	222
Total	$965	$1,139

Finance Expenses

The following table provides the details of the Company’s finance expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$1,146	$1,487	$3,576	$5,394
Change in fair value of derivative liability	(216)	—	(79)	(618)
Accretion on long-term debt and amortization of fees	86	178	256	1,009
Total finance expenses	$1,016	$1,665	$3,753	$5,785

7. LEASES

The following presents the various components of lease costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$329	$355	$1,001	$1,110
Total lease cost	$329	$355	$1,001	$1,110

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and as such, are excluded from the amounts below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash outflows from operating leases	$329	$355	$1,001	$1,110

The following table presents the weighted-average lease term and discount rate for operating leases.

	At September 30,
	2025	2024
Operating leases
Weighted-average remaining lease term	1.87 yrs.	1.69 yrs.
Weighted-average discount rate	4.00%	4.00%

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter.

Years ending December 31,	Operating leases
2025	$318
2026	1,189
2027	632
2028	201
2029	198
Thereafter	132
Imputed Interest (1)	(72)
Total	$2,598

(1) Imputed interest represents the difference between undiscounted cash flows and cash flows.

8. INTANGIBLE ASSETS

Intangible assets net of accumulated amortization were as follows:

	At September 30, 2025
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(685)	$715
Brand	2,500	(1,790)	710
Technology	16,900	(16,659)	241
Supplier agreement	3,000	(2,291)	709
Total intangible assets	$23,800	$(21,425)	$2,375

	At December 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,400	$(616)	$784
Brand	2,500	(1,593)	907
Technology	16,900	(14,553)	2,347
Supplier agreement	3,000	(2,065)	935
Total intangible assets	$23,800	$(18,827)	$4,973

For the three months ended September 30, 2025 and 2024, amortization expense was $875 and $873, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense was $2,598 and $2,600 respectively.

Estimated remaining amortization expense for the next five fiscal years and all years thereafter are as follows:

Years ending December 31,
2025	$406
2026	657
2027	657
2028	244
2029	93
Thereafter	318
Total	$2,375

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2025, the Company has non-cancellable purchase orders placed with its contract manufacturers in the amount of $12.1 million. In addition, as of September 30, 2025, the Company had no open purchase orders that can be cancelled with 270 days’ notice.

Aggregate future service and purchase commitments with manufacturers as of September 30, 2025 are as follows:

Years ending December 31,	Purchase and Service Commitments
2025	$12,116
2026 and Thereafter	—
Total	$12,116

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

On July 31, 2025, the Loan Parties entered into a consent agreement with the Lenders MSLP Loan Agreement, such that certain minimum liquidity requirements under the MSLP Loan Agreement are waived through August 6, 2025.

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

On August 31, 2025, the Loan Parties entered into a consent agreement with the Lenders MSLP Loan Agreement, such that certain minimum liquidity requirements under the MSLP Loan Agreement are waived through September 30, 2025.

On September 30, 2025, the Loan Parties entered into a consent agreement with the Lenders MSLP Loan Agreement, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through October 31, 2025, and (ii) Venus USA is permitted to apply the October 8, 2025 cash interest payment due under each Note (as defined in the Consent Agreement) to the respective outstanding principal balance of each Note.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all required covenants.

The scheduled payments, inclusive of principal and estimated interest, on the outstanding borrowings as of September 30, 2025 are as follows:

As of September 30, 2025
2025	$18
2026	3,120
Total	$3,138

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

On September 30, 2025, the Company entered into an Exchange Agreement (the “September 2025 Exchange Agreement”) with Madryn Noteholders. Pursuant to the September 2025 Exchange Agreement, the Madryn Noteholders agreed to exchange $11,479 in aggregate principal and accrued interest amount of outstanding secured convertible notes of the Company for 545,335 shares of the Company’s convertible preferred stock, par value $0.0001 per share, designated as Series Y Preferred Stock. The Series Y Preferred Stock is priced at $21.05 per share, being equal to the product of (i) the average closing price (as reflected on Nasdaq.com) of the Company's common stock for the five trading days immediately preceding the date of the September 2025 Exchange Agreement, multiplied by (ii) 9.0909. Following the September 2025 Exchange Agreement there was no principal or interest remaining on the New Secured Notes. As part of the debt extinguishment, the Company recognized an $11,297 non-cash loss.

In connection with the New Convertible Notes and Notes, the Company recognized interest expense of $383 and $903 during the three months ended September 30, 2025 and 2024, respectively and recognized interest expense of $1,878 and $2,598 during the nine months ended September 30, 2025 and 2024, respectively. The New Convertible Notes previously contained embedded redemption features that were accounted for under ASC 815, Derivatives and Hedging. As of September 30, 2025, no such instruments remain outstanding. For the three and nine months ended September 30, 2025, the Company did not make any principal repayments, only exchanges.

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

On April 4, 2025, the Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $2,000 which was funded on April 4, 2025.

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

On July 21, 2025, the Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $2,000 which was fully funded on July 21, 2025.

On July 31, 2025, the Loan Parties entered into a seventeenth bridge loan amendment agreement with the Holders which amended the Loan and Security Agreement to extend the maturity date of the Bridge Loan from July 31, 2025 to August 6, 2025.

On August 6, 2025, the Loan Parties entered into an eighteenth bridge loan amendment agreement with the Lenders which amended the Loan and Security Agreement to (i) extend the maturity date of the Bridge Loan from August 6, 2025 to August 31, 2025 and (ii) establish a 50% threshold for a change of control event, and (iii) add or update customary negative covenants and events of default.

On August 21, 2025, the Lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $2,000 which was fully funded on August 21, 2025.

On August 31, 2025, the Loan Parties entered into a nineteenth bridge loan amendment agreement with the Lenders which amended the Loan and Security Agreement to extend the maturity date of the Bridge Loan from August 31, 2025 to September 30, 2025.

On September 19, 2025, the lenders agreed to provide the Bridge Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $2,000 which was fully funded on September 19, 2025.

On September 30, 2025, the lenders entered into a twentieth bridge loan amendment agreement with the Lenders, which amended the Loan and Security Agreement to (i) extend the maturity date of the Bridge Loan from September 30, 2025 to October 31, 2025 and (ii) increase the delayed draw commitment from $21,000 to $26,000.

The scheduled payments, inclusive of principal and interest of $25,331 will be paid at maturity.

For the three and nine months ended September 30, 2025, the Company did not make any principal payments.

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

As of September 30, 2025, the Company had approximately $2,524 of principal and interest of the 2024 convertible notes outstanding that were issued pursuant to the Note Purchase Agreement (as defined below).

In connection with the 2024 Notes, the Company recognized interest expense of $85 and $243 during the three and nine months ended September 30, 2025, respectively ($74 and $204 during the three and nine months ended September 30, 2024, respectively). The 2024 Notes contained a conversion option, redemption right upon an event of default, change of control scenario, and interest rate penalty upon an event of default which were evaluated under ASC 815, Derivatives and Hedging, and determined that these features required bifurcation. These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the condensed consolidated statements of operations. The fair value of the embedded derivative liability at issuance and as of September 30, 2025 were $0.9 million and $0.1 million, respectively.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all required covenants. The scheduled payments, inclusive of principal and interest of $2,965 are due in 2026. For the three and nine months ended September 30, 2025, the Company did not make any principal payments.

13. COMMON STOCK RESERVED FOR ISSUANCE

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to affect the exercise of all classes of preferred stock, convertible promissory notes, options granted and available for grant under the incentive plans and warrants to purchase common stock.

	September 30, 2025	December 31, 2024
Outstanding common stock warrants	1,062,584	153,147
Outstanding stock options and RSUs	72,687	89,325
Preferred shares	19,244,658	7,852,840
Shares reserved for conversion of future voting preferred share issuance	475,243	500,735
Shares reserved for future option grants and RSUs	74,086	29,094
Shares reserved for Madryn Noteholders	—	118,182
Shares reserved for EW Noteholders	190,910	190,910
Total common stock reserved for issuance	21,120,168	8,934,233

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

Series Y Convertible Preferred Stock

On  May 24, 2024, the Company filed a Certificate of Designations with respect to the Series Y Preferred Stock with the Secretary of State of the State of Delaware, thereby creating the Series Y Preferred Stock. The Certificate of Designations authorizes the issuance of up to 600,000 shares of Series Y Preferred Stock. The Series Y Preferred Stock is convertible into shares of common stock on a 1-for-9.0909 basis, at the option of the holder, in whole or in part, at any time upon delivery of a valid conversion notice of the Company; or (ii) automatically upon the Company completing an equity financing for common stock (or convertible preferred stock, provided that under such circumstances such financing will not be deemed completed until such preferred stock has been fully converted into common stock) that raises no less than $30.0 million in gross proceeds, among other requirements as set forth in the Certificate of Designations. Notwithstanding the foregoing, the Series Y Preferred Stock is subject to limitations on convertibility to the extent necessary to comply with the rules and regulations of Nasdaq. On September 26, 2024 the Company filed a Certificate of Amendment which increased the authorized number of shares of Series Y Preferred Stock from 600,000 shares to 900,000 shares. On March 31, 2025, the Company filed a Certificate of Amendment which, among other things, (i) increased the authorized shares of Series Y Preferred Stock from 900,000 to 1,200,000 and (ii) clarified that the conversion ratio of Series Y Preferred Stock-to-Common Stock is 1-for-9.0909 (instead of 1-for-100) following the 1-for-11 reverse split of the Common Stock, which occurred on March 3, 2025. On June 30, 2025, the Company filed a Certificate of Amendment amending the Certificate of Designations with respect to the Series Y Preferred Stock to, among other things, increase the authorized shares of Series Y Preferred Stock from 1,200,000 to 1,500,000. On August 6, 2025, the Company filed a Certificate of Amendment which, among other things, eliminates the provisions that provide for the automatic conversion of the Series Y Preferred Stock into common stock upon the occurrence of the certain conditions set forth in the Certificate of Designations. On September 30, 2025 the Company filed a Certificate of Amendment which increased the authorized number of shares of Series Y Preferred Stock from 1,500,000 to 2,100,000 shares. The following is a summary of the material terms of the Series Y Preferred Stock:

•	Voting Rights. The holders of the Series Y Preferred Stock shall not be entitled to vote on any matter on which holders of common stock shall be entitled to vote.

•	Liquidation. Each share of Series Y Preferred Stock carries a liquidation preference, senior to the common stock, Series X Preferred Stock, Senior Preferred Stock, and Junior Preferred Stock, in an amount equal to the product of the Issuance Price (as defined in the Certificate of Designations with respect to the Series Y Preferred Stock), multiplied by 2.0.

•	Conversion. The Series Y Preferred Stock will convert into shares of common stock on a 1-for-9.0909 basis at the option of the holders of Series Y Preferred Stock at any time.

•	Dividends. Each share of Series Y Preferred Stock is entitled to participate in dividends and other non-liquidating distributions, if, as and when declared by the Board, on a pari passu basis with the common stock, Senior Preferred Stock and Junior Preferred Stock.

•	Redemption. The Series Y Preferred Stock is not redeemable at the election of the Company or at the election of the holder.

•	Maturity. The Series Y Preferred Stock shall be perpetual unless converted.

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

H.C. Wainwright & Co., LLC (“HCW”) acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 5,204 shares of common stock (the “February 22 Placement Agent Warrants”). The February 22 Placement Agent Warrants are substantially similar to the 2024 Investor Warrants, except that the initial exercise price of the February 22 Placement Agent Warrants is $20.1438 per share.

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

HCW acted as the Company’s placement agent in connection with the  April 9 Offering and the  April 11 Offering. For each offering, the Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the gross proceeds in the respective offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the respective offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of (i) 23,000 shares of common stock in the  April 9 Offering and (ii) 27,069 shares of common stock in the  April 11 Offering (together, the “April 2025 Placement Agent Warrants”).

The April 2025 Placement Agent Warrants (and the shares of common stock issuable upon the exercise of the April 2025 Placement Agent Warrants) were offered pursuant to an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act. The April 2025 Placement Agent Warrants have an initial exercise price of $4.375 per share for the  April 9 Offering and $5.075 per share for the  April 11 Offering, are immediately exercisable and expire five years from the issuance date, and in certain circumstances  may be exercised on a cashless basis. A holder is not entitled to exercise any portion of a Placement Agent Warrant, if, after giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates and any other persons) whose beneficial ownership of common stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 4.99%, or at the election of the  April 9 Investor 9.99%, of the common stock outstanding after giving effect to the exercise. Such 4.99% limitation  may be increased at the holder’s election upon 61 days’ notice to the Company, provided that such percentage  may not exceed 9.99%.

Registered Direct Offering – June 2025

On June 6, 2025, the Company, entered into a securities purchase agreement (the “June 6 SPA”) with certain institutional investors (each, “a June 6 Investor”), pursuant to which the Company agreed to issue and sell to the June 6 Investor (i) in a registered direct offering, an aggregate of 434,720  shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.65 per share and (ii) in a concurrent private placement, warrants  to acquire up to an aggregate of 869,440 shares of common stock (the “2025 Investor Warrants”), at an initial exercise price of $2.65 per share (the “June 6 Offering”).

The Shares were offered at-the-market under Nasdaq rules and pursuant to the Company’s shelf registration statement on Form S-3 initially filed by the Company with the SEC under the Securities Act on October 24, 2024 and declared effective on November 1, 2024.

The 2025 Investor Warrants (and the shares of Common Stock issuable upon the exercise of the 2025 Investor Warrants) were not registered under the Securities Act, and were offered pursuant to an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act. The 2025 Investor Warrants are exercisable upon issuance and will expire on the eighteen month anniversary of the effective date of the Resale Registration Statement (as defined below), and in certain circumstances may be exercised on a cashless basis. If the Company fails for any reason to deliver shares of Common Stock upon the valid exercise of the 2025 Investor Warrants within the prescribed period set forth in the 2025 Investor Warrants, the Company is required to pay the applicable holder liquidated damages in cash as set forth in the 2025 Investor Warrants. The 2025 Investor Warrants also include customary buy-in rights in the event the Company fails to deliver shares of Common Stock upon exercise thereof within the prescribed period as set forth in the Investor Warrants.

A holder is not be entitled to exercise any portion of a 2025 Investor Warrant, if, after giving effect to such exercise, the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates and any other persons) whose beneficial ownership of Common Stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Securities Exchange Act would exceed 4.99%, or at the election of the June 6 Investor 9.99%, of the Common Stock outstanding after giving effect to the exercise. Such 4.99% limitation may be increased at the holder’s election upon 61 days’ notice to the Company, provided that such percentage may not exceed 9.99%.

On June 9, 2025, the Company closed the June 6 Offering, raising gross proceeds of approximately $1.15 million before deducting placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the June 6 Offering for working capital and general corporate purposes.

On June 20, 2025, under the terms of the June 6 SPA, the Company filed a registration statement on Form S-1 (File No. 333-288215), as amended on July 24, 2025, that was declared effective by the SEC on July 28, 2025, that registered the resale of the shares of Common Stock issued or issuable upon exercise of the Investor Warrants (the “Resale Registration Statement”).

HCW acted as the Company’s placement agent in connection with June 6 Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the June 6 Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the June 6 Offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 30,430 shares of Common Stock (the “June 6 Placement Agent Warrants”). The June 6 Placement Agent Warrants are substantially similar to the Investor Warrants, except that the initial exercise price of the June 6 Placement Agent Warrants is $3.3125 per share.

2010 Share Option Plan

In November 2010, the Board adopted a share option plan (the “2010 Share Option Plan”) pursuant to which shares of the Company’s common stock are reserved for issuance upon the exercise of options to be granted to directors, officers, employees and consultants of the Company. The 2010 Share Option Plan is administered by the Board, which designates the options and dates of grant. Options granted vest over a period determined by the Board, originally had a contractual life of seven years, which was extended to ten years in November 2017 and are non-assignable except by the laws of descent. The Board has the authority to prescribe, amend and rescind rules and regulations relating to the 2010 Share Option Plan, provided that any such amendment or rescindment that would adversely affect the rights of an optionee that has received or been granted an option shall not be made without the optionee’s written consent. As of September 30, 2025, the number of shares of the Company’s common stock reserved for issuance and available for grant under the 2010 Share Option Plan was 6,574 (3,155 as of December 31, 2024).

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

Under the 2019 Plan, 2,728 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, performance stock awards, performance stock unit awards, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2019 Plan as of the date we completed our business combination with Venus Ltd. and the business of Venus Ltd. became the primary business of the Company (the “Merger”). As of September 30, 2025, there were 60,845 shares of common stock available under the 2019 Plan (25,939 as of December 31, 2024). The 2019 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year from 2020 and ending in 2029 equal to the lesser of (A) four percent (4.00%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board.

The Company recognized stock-based compensation for its employees and non-employees in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$(14)	$9	$24	$28
Selling and marketing	35	58	126	190
General and administrative	82	148	287	524
Research and development	32	24	42	75
Total stock-based compensation	$135	$239	$479	$817

Stock Options

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	-	-	—	6.00
Risk-free interest rate	-	-	—	4.23%
Expected volatility	-	-	—	43.06%
Expected dividend rate	-	-	—	0%

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

The following table summarizes stock option activity under the Company’s stock option plan:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1, 2025	89,325	$192.68	6.88	$—
Options granted	-	-	-	—
Options exercised	-	-	-	—
Options forfeited/cancelled	(16,638)	206.30	-	—
Outstanding – September 30, 2025	72,687	189.56	6.47	—
Exercisable – September 30, 2025	53,626	238.01	6.14
Expected to vest – after September 30, 2025	19,061	53.25	7.40	—

The following tables summarize information about stock options outstanding and exercisable at September 30, 2025:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted average remaining contractual term (years)	Weighted average Exercise Price	Options exercisable	Weighted average remaining contractual term (years)	Weighted average Exercise Price
$7.75 - $600.60	69,835	6.64	$143.91	50,778	6.35	$178.03
$702.90 - $1,311.75	2,648	2.31	1,113.50	2,644	2.31	1,113.20
$2,054.25 - $4,207.50	159	2.92	3,033.98	159	2.92	3,033.98
$4,455.00 - $4,826.25	18	0.24	4,475.63	18	0.24	4,475.63
$7,152.75 - $10,543.50	27	2.69	8,044.67	27	2.69	8,044.67
	72,687	6.47	$189.56	53,626	6.14	$238.01

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised were $nil and $nil for the three months ended September 30, 2025 and 2024, respectively. The total intrinsic value of options exercised were $nil and $nil for the nine months ended September 30, 2025 and 2024, respectively.

The weighted-average grant date fair value of options granted was $nil and $nil per share for the three months ended September 30, 2025 and 2024, respectively. The weighted-average grant date fair value of options granted was $nil and $0.705 per share for the nine months ended September 30, 2025 and 2024, respectively. The fair value of options vested during the three months ended September 30, 2025 and 2024 was $136 and $255, respectively. The fair value of options vested during the nine months ended September 30, 2025 and 2024 was $542 and $892, respectively.

15. INCOME TAXES

The Company generated a loss and recognized $531 of tax expense for the three months ended September 30, 2025, and $31 of tax benefit for the three months ended September 30, 2024, respectively. The Company generated a loss and recognized $1,083 of tax expense for the nine months ended September 30, 2025 and $147 of tax expense for the nine months ended September 30, 2024, respectively. A reconciliation of income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss before income taxes	$(22,018)	$(9,333)	$(45,574)	$(38,808)
Theoretical tax expense at the statutory rate (21% in 2025 and 2024)	(4,623)	(1,960)	(9,571)	(8,150)
Differences in jurisdictional tax rates	(838)	(437)	(1,752)	(1,807)
Valuation allowance	(2,120)	2,282	3,347	9,604
Non-deductible expenses	357	84	550	500
Book to tax filing adjustments	7,755	—	8,509	—
Total income tax provision	531	(31)	1,083	147
Net loss	$(22,549)	$(9,302)	$(46,657)	$(38,955)

Income tax expense is recognized based on the actual loss incurred during the three and nine months ended September 30, 2025 and 2024, respectively.

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

Revenue by geographic location, which is based on the product shipped to location, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$7,489	$8,548	$25,623	$27,902
International	6,287	6,459	17,488	21,166
Total revenue	$13,776	$15,007	$43,111	$49,068

As of September 30, 2025, long-lived assets in the amount of $2,617 were located in the United States and $624 were located in foreign locations. As of December 31, 2024, long-lived assets in the amount of $5,133 were located in the United States and $776 were located in foreign locations.

Revenue by type is a key indicator for providing management with an understanding of the Company’s financial performance, which is organized into four different categories:

1.    Lease revenue – includes all system sales with typical lease terms of 36 months.

2.    System revenue – includes all systems sales with payment terms within 12 months.

3.    Product revenue – includes skincare, hair and other consumables payable upon receipt.

4.    Service revenue – includes extended warranty sales.

The following table presents revenue by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease revenue	$2,936	$2,684	$10,265	$10,732
System revenue	7,861	8,898	23,704	28,020
Product revenue	2,332	2,741	7,196	7,945
Service revenue	647	684	1,946	2,371
Total revenue	$13,776	$15,007	$43,111	$49,068

17. RELATED PARTY TRANSACTIONS

There were no related party transactions for the three and nine months ended September 30, 2025 and 2024, respectively.

18. SUBSEQUENT EVENTS

MSLP Consent Agreement

On October 31, 2025, the Loan Parties entered into a Consent Agreement with the Lenders (the "October 2025 MSLP Consent Agreement"). The October 2025 MSLP Consent Agreement granted relief under the 2025 Notes, such that (i) certain minimum liquidity requirements under the MSLP Loan Agreement are waived through November 30, 2025, and (ii) Venus USA is permitted to apply the November 8, 2025 cash interest payment due under each Note (as defined in the Consent Agreement) to the respective outstanding principal balance of each Note.

Twenty First Bridge Loan Amendment

On October 31, 2025, the Loan Parties entered into a Twenty First Bridge Loan Amendment Agreement with the Lenders (the “Twenty First Bridge Loan Amendment”). The Twenty First Bridge Loan Amendment amended the Bridge Loan to, among other things, (i) the maturity date of the Bridge Loan is extended from October 31, 2025 to November 30, 2025, and (ii) certain minimum liquidity requirements under Loan and Security Agreement are waived through November 30, 2025.

Thirteenth Delayed Drawdown

On October 28, 2025, the Lenders agreed to provide the Borrower with a subsequent drawdown under the Loan and Security Agreement in the principal amount of $2,000 (the “Thirteenth Delayed Drawdown”). The Thirteenth Delayed Drawdown was funded on October 28, 2025.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (“Form 10-Q”), with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”) and other filings we have made with the SEC.

Overview

We are an innovative global medical technology company that develops, commercializes and delivers minimally invasive and non-invasive medical aesthetic and hair restoration technologies and related services. Our systems have been designed on cost-effective, proprietary and flexible platforms that enable us to expand beyond the aesthetic industry’s traditional markets of dermatology and plastic surgery, and into non-traditional markets, including family medicine, and general practitioners and aesthetic medical spas. In the three and nine months ended September 30, 2025 and 2024, respectively, a substantial majority of our systems delivered in North America were in non-traditional markets. As we grow our ARTAS hair restoration business and expand robotics offerings through the AI.ME™ platform we expect our penetration into the core practices of dermatology and plastic surgery to increase.

We have had recurring net operating losses and negative cash flows from operations. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $355.5 million and $308.9 million, respectively. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and negative cash flows from operations. In order to continue our operations, we must achieve profitability and/or obtain additional equity investment or debt financing. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand, borrowings and issuances of capital stock. As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents, and restricted cash of $5.9 million and $4.3 million, respectively.

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

On June 5, 2025, the Company entered into the Purchase Agreement by and among the Company, Meta, and Meta Healthcare Group pursuant to which the Company agreed to sell the Venus Hair Business to Meta Healthcare Group in an all-cash transaction valued at $20 million, subject to a customary working capital adjustment. This transaction is further discussed in Note 1 "Nature of Operations" to our condensed consolidated financial statements included elsewhere in this report.

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

The 2022 Private Placement

In November 2022, we entered into a securities purchase agreement pursuant to which we issued and sold to the 2022 Investors an aggregate of 10,608 shares of our common stock, par value $0.0001 per share, and 3,185,000 shares of our Voting Preferred Stock, which are convertible into 193,014 shares of common stock upon receipt of a valid conversion notice from a 2022 Investor or at the option of the Company within 30 days following the occurrence of certain events (the "2022 Private Placement"). The 2022 Private Placement was completed on November 18, 2022. The gross proceeds from the securities sold in the 2022 Private Placement totaled $6.7 million before offering expenses. The costs incurred with respect to the 2022 Private Placement totaled $0.2 million and were recorded as a reduction of the 2022 Private Placement proceeds in the consolidated statements of stockholders’ equity. The accounting effects of the 2022 Private Placement transaction are discussed in Note 14 "Stockholders' Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

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

HCW acted as the Company’s placement agent in connection with the April 9 Offering and the April 11 Offerings. For each offering, the Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the gross proceeds in the respective offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the respective offering, (iii) reimbursement of certain expenses and (iv) April 2025 Placement Agent Warrants to acquire up to an aggregate of (i) 23,000 shares of common stock in the April 9 Offering and (ii) 27,069 shares of common stock in the April 11 Offering. The April 2025 Placement Agent Warrants have an initial exercise price of $4.375 per share for the April 9 Offering and $5.075 per share for the April 11 Offering.

On June 6, 2025, the Company, entered into a SPA with certain institutional investors, pursuant to which the Company agreed to issue and sell to the June 6 Investors (i) in a registered direct offering, an aggregate of 434,720  shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.65 per share and (ii) in a concurrent private placement, the 2025 Investor Warrants, at an initial exercise price of $2.65 per share. HCW acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the June 6 Offering, (iii) reimbursement of certain expenses and (iv) June 6 Placement Agent Warrants to acquire up to an aggregate of 30,430 shares of Common Stock. The June 6 Placement Agent Warrants are substantially similar to the 2025 Investor Warrants, except that the initial exercise price of the June 6 Placement Agent Warrants is $3.3125 per share.

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

On July 26, 2024 September 11, 2024, and November 1, 2024 additional delayed draws in the amounts of $1.0 million were made, respectively. On November 26, 2024, an additional delayed draw of $1.2 million was made, and on December 9, 2024, an additional delayed draw of $1.5 million was made, for a total drawdown as of December 31, 2024 of $7.9 million. From January 27, 2025 to September 30, 2025, an aggregate of $15.3 million in additional delayed draws were funded.

From May 24, 2024 through September 30, 2025 the Loan Parties entered into Bridge Financing Amendments Two through Twenty, which among other things, extended the maturity date to October 31, 2025, increased the delayed draw commitment from $2.8 million to $26.0 million, made interest payments payable-in-kind, deleted the net loss covenant, and granted relief from minimum liquidity requirements. These amendments are discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our condensed consolidated financial statements included elsewhere in this report.

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

On September 30, 2025, the Company entered into the September 2025 Exchange Agreement with Madryn Noteholders. Pursuant to the September 2025 Exchange Agreement, the Madryn Noteholders agreed to exchange $11,479 in aggregate principal and accrued interest amount of outstanding secured convertible notes of the Company for 545,335 shares of the Company’s convertible preferred stock, par value $0.0001 per share, designated as Series Y Preferred Stock. The Series Y Preferred Stock is priced at $21.05 per share, being equal to the product of (i) the average closing price (as reflected on Nasdaq.com) of the Company's common stock for the five trading days immediately preceding the date of the September 2025 Exchange Agreement, multiplied by (ii) 9.0909. Following the September 2025 Exchange Agreement there was no principal or interest remaining on the New Secured Notes. As part of the debt extinguishment, the Company recognized an $11,297 non-cash loss.

The transactions are discussed in Note 11 “Madryn Debt and Convertible Notes” and Note 14 "Stockholders' Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

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

We generate revenue from traditional system sales and from sales under our internal lease programs, which are available to customers in North America and select international markets. Approximately 30% and 28% of our aesthetic system revenues were derived from our internal lease programs in the nine months ended September 30, 2025 and September 30, 2024, respectively. We currently do not offer the ARTAS iX system under our internal lease programs. For additional details related to our internal lease programs, see Part 1, Item 1. Business as filed in our Form 10-K for the year ended December 31, 2024.

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

As of September 30, 2025, we operated directly in 11 international markets through our 9 direct offices in the United States, Canada, Mexico, Spain, Germany, Australia, China, Hong Kong, and Israel.

Our revenues for the three months ended September 30, 2025 and 2024 were $13.8 million and $15.0 million, respectively. Our revenues for the nine months ended September 30, 2025 and 2024 were $43.1 and $49.1 million, respectively. We had a net loss attributable to the Company of $22.6 million and $9.3 million in the three months ended September 30, 2025 and 2024, respectively. We had a net loss attributable to the Company of $46.7 and $39.0 million in the nine months ended September 30, 2025 and 2024, respectively. We had an Adjusted EBITDA loss of $7.8 million and $5.9 million for the three months ended September 30, 2025, and 2024, respectively. We had an Adjusted EBITDA loss of $25.0 and $15.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of net loss to adjusted EBITDA	(in thousands)		(in thousands)
Net loss	$(22,549)	$(9,302)	$(46,657)	$(38,955)
Foreign exchange (gain) loss	(35)	57	(699)	1,155
Loss on disposal of subsidiaries	244	—	244	—
Loss on debt extinguishment	11,297	454	14,211	11,355
Finance expenses	1,016	1,665	3,753	5,785
Income tax (benefit) expense	531	(31)	1,083	147
Depreciation and amortization	977	971	2,881	2,924
Stock-based compensation expense	135	239	479	817
ERC Claim recovery (4)	63	—	(1,442)	—
Top up to 401(k) under the Voluntary Correction Plan (3)	—	—	516	—
CEWS (1)	—	—	—	418
Other adjustments (2)	498	73	618	1,220
Adjusted EBITDA	$(7,823)	$(5,874)	$(25,013)	$(15,134)

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

(2) For the three and nine months ended September 30, 2025, the other adjustments are represented by legal and other professional fees incurred to support the sale of the Venus Hair Business. For the three and nine months ended September 30, 2024, the other adjustments are represented by restructuring activities designed to improve the Company's operations and cost structure.

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

Key Factors Impacting Our Results of Operations

Our results of operations are impacted by several factors, but we consider the following to be particularly significant to our business:

Number of systems delivered. The majority of our revenue is generated from the delivery of systems, both under traditional sales contracts and internal financing programs. The following table sets forth the number of systems we have delivered in the geographic regions indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	77	88	264	317
International	121	165	366	472
Total systems delivered	198	253	630	789

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

In the three and nine months ended September 30, 2025, and 2024, respectively, we did not open any direct sales offices.

Bad Debt Expense. We maintain an allowance for expected credit losses for estimated losses that may primarily arise from customers who purchased our products under our internal financing programs who are unable to make the remaining payments required under their agreements. We continue to focus our selling efforts on cash sales and internal financing customers with a stronger credit profile, with the goal of reducing our exposure to credit losses. We incurred a bad debt expense of $0.3 million and $2.6 million during the three and nine months ended September 30, 2025. This compares to $0.4 million and $0.9 million for the three and nine months ended September 30, 2024. As of September 30, 2025, our allowance for expected credit losses was $2.1 million which represented approximately 7.4% of the gross outstanding accounts receivable as of this date. As of September 30, 2024 our allowance for expected credit losses was $4.1 million which represented 16.4% of the gross outstanding accounts receivable as of this date.

Outlook

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruption due to persistent inflation, high interest rates, foreign currency impacts, declines in consumer confidence, and a challenging growth environment. In addition, we face uncertainty with respect to both the quantum and duration of tariffs the new U.S. Federal administration will levy on goods imported from Israel, China, Mexico, Europe, Canada and other international jurisdictions. These actions have prompted retaliatory tariffs and other measures by a number of countries. The U.S. Federal administration recently increased tariffs on goods imported from Israel to 15% (reduced from an initial increase of 17%) as of August 7, 2025. As the majority of our systems are sourced from Israel, our cost of goods will increase and we will experience modest margin erosion. All these factors point to potential recessionary impacts, and the severity and duration of these conditions on our business cannot be predicted. The bulk of the first half revenue decline was due to a significant tightening in credit markets in the U.S. and international markets due to higher interest rates and economic uncertainty impacting our customers' ability and/or desire to secure capital equipment financing. In addition, our international results were negatively affected by our international strategy to wind down underperforming countries as we continued to transition to third party distributors. To a lesser extent, the revenue declines were also impacted by supply disruptions caused by the Israel-Iran conflict impacting production at our contract manufacturer’s facility in Israel. On a positive note, the Federal Reserve Board (Fed), the Bank of England, the European Central Bank, the Swiss National Bank and the Bank of Canada all recently reduced interest rates in an effort to reduce the degree of restrictiveness in monetary policy. We remain focused on adapting to the challenges presented by the current macro-economic environment, as well as the opportunities presented by an easing of monetary policy.

Israel – Hamas conflict. Following the October 7, 2023 attack by Hamas on Israeli citizens and the declaration of war that followed, we took steps to mitigate exposure to risks related to our Israeli operations, the risks of which are further described in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. These efforts included but were not limited to, working with our contract manufacturers to accelerate inventory build, contingency planning with respect to alternative manufacturing sites within their network, and relocating larger amounts of finished goods to warehouses in North America to protect our ability to distribute products. Alongside the Company's continuity plan, we continue to maintain regular contact with our employees in Israel and previously instituted a wellness program designed to provide access to healthcare practitioners/consultants for short term counselling for colleagues and family members in order to provide assistance during the conflict. While the announcement of a ceasefire on October 10, 2025 is expected to reduce risks to our Israeli operations, Venus continues to evaluate risk mitigation steps moving forward.

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

Supply chain. We did experience some supply issues during the three and nine months ended September 30, 2025 primarily tracing to shipment delays and disruptions resulting from the Israe-Hamas and Israel-Iran conflicts impacting our contract manufacturer in Israel. We continue to actively work with our suppliers and third-party manufacturers to mitigate supply issues and build inventory of key component parts. We anticipate some supply challenges during the balance of 2025, due to geopolitical disruption in the middle east impacting shipping lanes, deliveries of materials and component parts, impacting production lead times that may impact our ability to manufacture the number of systems required to meet customer demand. In addition, since the second quarter of 2021 we have experienced significant inflationary pressures throughout our supply chain, which may continue throughout the rest of 2025. We also face uncertainty with respect to the quantum and duration of tariffs the new U.S. Federal administration will levy on goods imported from China, Mexico, Europe, Canada and other international jurisdictions. These actions have prompted retaliatory tariffs and other measures by a number of countries. The U.S. Federal administration recently increased tariffs on goods imported from Israel to 15% (reduced from initial increase of 17%). As the majority of our systems are sourced from Israel, our cost of goods will increase and we will experience modest margin erosion. We continue to mitigate such pressures, where possible, through price increases and margin management.

Global economic conditions. General global economic downturns and macroeconomic trends, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, protectionist trade policies and retaliatory measures, economic slowdowns, have resulted and may continue to result in unfavorable conditions and recessionary impacts that negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2024. While inflation rates in the U.S., as well as in other countries in which we operate, were showing signs of moderation, protectionist trade policies in 2025 are fueling inflation, affecting governments, consumers, corporations and small businesses alike. Our customers have also been affected by higher inflation and higher interest rates, impacting their ability to secure third party financing or causing many of them to delay capital purchases due to high interest rates. As noted above, the Federal Reserve in the U.S. and other central banks in various countries have commenced a cycle of interest rate reductions in response to concerns about stagnant growth, and protectionist trade policies.

Sales markets. We are a global business, having established a commercial presence in more than 60 countries during our history. While the continued post-pandemic recovery remains challenging due to the challenging global economic conditions noted above, we continue to evaluate our direct operations, particularly those outside of North America.

Accounts receivable collections. We remain fully focused on our revised credit screening practices with the goal of reducing bad debt expenses. As of September 30, 2025, our allowance for expected credit losses stands at $2.1 million, which represents 7% of the gross outstanding accounts receivable as of that date. This represents a decrease of $1.7 million or 45% from our December 31, 2024 allowance for expected credit losses balance of $3.8 million.

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

System Revenue

For the three and nine months ended September 30, 2025, approximately 27% and 30%, respectively, of our total system revenues were derived from our internal financing programs (Venus Prime and our legacy subscription model). For the three and nine months ended September 30, 2024, approximately 23% and 28% of our total system revenues were derived from our internal financing programs. Our internal financing program revenues are in line with our strategy to limit our internal financing program to a range of 25% to 30% of total system revenues. In so doing, we prioritize cash deals over internal financing program deals in order to improve cash generation and preserve liquidity. Our internal financing programs are designed to provide a low barrier to ownership of our systems and includes an up-front fee followed by monthly payments, typically over a 36-month period. The up-front fee serves as a down payment. For accounting purposes, our internal financing programs are considered to be sales-type finance leases, where the present value of all cash flows to be received under the agreement is recognized as revenue upon shipment to the customer and achievement of the required revenue recognition criteria.

For the three and nine months ended September 30, 2025 approximately 62% and 62%, respectively, of our total system revenues were derived from traditional sales. For the three and nine months ended September 30, 2024, approximately 61% and 59%, respectively, of our total system revenues were derived from traditional sales. We continue to focus on traditional sales in line with our strategy to prioritize cash deals over internal lease program deals in order to improve cash generation and preserve liquidity.

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

For the three and nine months ended September 30, 2025, approximately 11% and 8%, respectively, of our total system revenues were derived from distributor sales. For the three and nine months ended September 30, 2024, approximately 16% and 13%, respectively, of our total system revenues were derived from distributor sales. The decline is attributable to uncertainty about economic stability, a significant tightening in international credit markets, and supply chain disruptions due to the Israel-Iran conflict. Under the traditional distributor relationship, we do not sell directly to the end customer and, accordingly, achieve a lower overall margin on each system sold compared to our direct sales. These sales are non-refundable, non-returnable and without any rights of price protection or stock rotation. Accordingly, we consider distributors as end customers, and are accounted for using the sell-in method.

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

Finance Expenses

Finance expenses consist of interest income, interest expense and other banking charges. Interest income primarily consists of interest earned on our cash, cash equivalents and short-term bank deposits. We expect interest income to vary depending on our average investment balances and market interest rates during each reporting period. Interest expense primarily consists of interest on long-term debt and other borrowings. The interest rates on our long-term debt were 7.4% for the MSLP Loan (now owned by Madryn), 13.5% for the Madryn Notes, and 13.6% for the 2024 Notes as of September 30, 2025 and 7.7% for the MSLP Loan, 13.5% for the Madryn Notes, and 13.6% for the 2024 Notes as of December 31, 2024 .

Foreign Exchange (Gain) Loss

Foreign currency exchange loss changes reflect foreign exchange gains or losses related to the change in value of assets and liabilities denominated in currencies other than the U.S. dollar.

Loss on Debt Extinguishment

Loss on Debt Extinguishment is due to three exchanges: a) the March 2025 exchange of $28.0 million in aggregate principal and interest amount outstanding under the New Notes for $17.0 million in aggregate principal of the New Secured Notes and 379,311 shares of its Series Y Preferred Stock. As a result of the March 2025 extinguishment, the Company recognized a $1.0 million non-cash loss; b) the June 2025 exchange of $17.0 million in aggregate principal and interest amount outstanding under the New Secured Notes for $11.1 million in aggregate principal of the New Madryn Note and 325,651 shares of its Series Y Preferred Stock. As a result of the June 2025 extinguishment, the Company recognized a $1.9 million non-cash loss; and c) the September 2025 exchange of $11.5 million in aggregate principal and interest amount outstanding in convertible notes of the Company, for 545,335 shares of its Series Y Preferred Stock. As a result of the September 2025 extinguishment, the Company recognized an $11.3 million non-cash loss.

Income Tax Expense

We estimate our current and deferred tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In certain jurisdictions, only the payments invoiced in the current period are subject to tax, but for accounting purposes, the discounted value of the total subscription contract is reported and tax affected. This results in a deferred tax credit which is settled in the future period when the monthly installment payment is issued and settled with the customer. Since our inception, we have not recorded any tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. We believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. Income tax expense is recognized based on the actual taxable income or loss incurred during the three and nine months ended September 30, 2025.

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

Results of Operations

The following tables set forth our consolidated results of operations in U.S. dollars and as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated Statements of Loss:	(dollars in thousands)		(dollars in thousands)
Revenues:
Leases	$2,935	$2,684	$10,265	$10,732
Products and services	10,841	12,323	32,846	38,336
Total revenue	13,776	15,007	43,111	49,068
Cost of goods sold:
Leases	906	651	3,019	2,538
Products and services	4,053	4,435	13,089	13,113
	4,959	5,086	16,108	15,651
Gross profit	8,817	9,921	27,003	33,417
Operating expenses:
Selling and marketing	7,386	6,654	22,063	21,076
General and administrative	9,647	8,732	28,815	27,640
Research and development	1,280	1,692	4,190	5,214
Total operating expenses	18,313	17,078	55,068	53,930
Loss from operations	(9,496)	(7,157)	(28,065)	(20,513)
Other expenses:
Foreign exchange (gain) loss	(35)	57	(699)	1,155
Finance expenses	1,016	1,665	3,753	5,785
Loss on disposal of subsidiaries	244	—	244	—
Loss on debt extinguishment	11,297	454	14,211	11,355
Loss before income taxes	(22,018)	(9,333)	(45,574)	(38,808)
Income tax (benefit) expense	531	(31)	1,083	147
Net loss	$(22,549)	$(9,302)	$(46,657)	$(38,955)
Net loss attributable to stockholders of the Company	(22,565)	(9,286)	(46,649)	(39,031)
Net (loss) income attributable to non-controlling interest	16	(16)	(8)	76
As a % of revenue:
Revenues	100%	100%	100%	100%
Cost of goods sold	36.0	33.9	37.4	31.9
Gross profit	64.0	66.1	62.6	68.1
Operating expenses:
Selling and marketing	53.6	44.3	51.2	43.0
General and administrative	70.0	58.2	66.8	56.3
Research and development	9.3	11.3	9.7	10.6
Total operating expenses	132.9	113.8	127.7	109.9
Loss from operations	(68.9)	(47.7)	(65.1)	(41.8)
Foreign exchange (gain) loss	(0.3)	0.4	(1.6)	2.4
Finance expenses	7.4	11.1	8.7	11.8
Loss on debt extinguishment	82.0	3.0	33.0	23.1
Loss before income taxes	(159.8)	(62.2)	(105.7)	(79.1)

The following tables set forth our revenue by region and by product type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by region:	2025	2024	2025	2024
United States	$7,489	$8,548	$25,623	$27,902
International	6,287	6,459	17,488	21,166
Total revenue	$13,776	$15,007	$43,111	$49,068

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Revenues by product:
Venus Prime / Subscription—Systems	$2,936	$2,684	$10,265	$10,732
Products—Systems	7,861	8,898	23,704	28,020
Products—Other (1)	2,332	2,741	7,196	7,945
Services (2)	647	684	1,946	2,371
Total revenue	$13,776	$15,007	$43,111	$49,068

(1)	Products-Other include ARTAS procedure kits, Viva tips, Glide and other consumables.
(2)	Services include extended warranty sales.

Comparison of the three months ended September 30, 2025 and 2024

Revenues

	Three Months Ended September 30,
	2025		2024		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Venus Prime / Subscription—Systems	$2,936	21.3	$2,684	17.9	$252	9.4
Products—Systems	7,861	57.1	8,898	59.3	(1,037)	(11.7)
Products—Other	2,332	16.9	2,741	18.3	(409)	(14.9)
Services	647	4.7	684	4.5	(37)	(5.4)
Total	$13,776	100.0	$15,007	100.0	$(1,231)	(8.2)

Total revenue decreased by $1.2 million, or 8.2%, to $13.8 million for the three months ended September 30, 2025 from $15.0 million for the three months ended September 30, 2024. The decrease in revenue is primarily attributed to lower revenue in the Venus Hair business and a decrease in revenue in our international markets compared to the prior year period. The effects of customer uncertainty and tighter third-party lending practices had a greater impact on our Hair business. Our international business was marginally impacted by the exiting of unprofitable direct markets.

We sold an aggregate of 198 systems in the three months ended September 30, 2025 compared to 253 systems in the three months ended September 30, 2024. The percentage of systems revenue derived from our internal lease programs was approximately 27% and 23% during the three months ended September 30, 2025 and 2024, respectively. While this represents an uptick in internal lease program revenues, we remain committed to our strategy to prioritize cash deals over internal financing program deals in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our internal lease programs was approximately 18% and 24% during the three months ended September 30, 2025 and 2024, respectively. The Company remains steadfast in ensuring that its in-house financing program accepts only qualified customers with the goal to reduce future credit losses, often at the expense of topline revenue.

Other product revenue was $2.3 million in the three months ended September 30, 2025 a 14.9% decrease compared to product revenue of $2.7 million in the three months ended September 30, 2024.

Services revenue was $0.6 million in the three months ended September 30, 2025, compared to $0.7 million in the three months ended September 30, 2024. The decrease is primarily due to the overall decline in device sales.

Cost of Goods Sold and Gross Profit

Cost of goods sold decreased by $0.1 million, or 2.5%, to $5.0 million in the three months ended September 30, 2025, compared to $5.1 million in the three months ended September 30, 2024. Gross profit decreased by $1.1 million, or 11.1%, to $8.8 million in the three months ended September 30, 2025, compared to $9.9 million in the three months ended September 30, 2024. The decrease in gross profit is primarily attributed to lower revenue in the Venus Hair business and a decrease in revenue in our international markets compared to the prior year. To a lesser extent, gross profit declines were also impacted by the effects of customer uncertainty about the economic environment, and tighter third-party lending practices which negatively impacted capital equipment sales. Gross margin was 64.0% of revenue in the three months ended September 30, 2025, compared to 66.1% of revenue in the three months ended September 30, 2024. The decrease in gross margin is primarily attributable to the impact of U.S. tariffs on our devices imported into the U.S. market, and to a lesser extent higher device system costs of goods sold tracing to manufacturing overheads spread over a lower volume base.

Operating expenses

	Three Months Ended September 30,
	2025		2024		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$7,386	53.6	$6,654	44.3	$732	11.0
General and administrative	9,647	70.0	8,732	58.2	915	10.5
Research and development	1,280	9.3	1,692	11.3	(412)	(24.3)
Total operating expenses	$18,313	132.9	$17,078	113.8	$1,235	7.2

Selling and Marketing

Selling and marketing expenses increased by $0.7 million or 11.0% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase is largely due to higher sales commissions and increased sales and marketing activities in the U.S. market, designed to counter increased competitor activity. These expenses were also impacted by higher inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our selling and marketing expenses increased by 9.3%, from 44.3% in the three months ended September 30, 2024 to 53.6% in the three months ended September 30, 2025. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses increased by $0.9 million or 10.5% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to inflationary pressures associated with salaries and other cost elements, partially offset by savings from exiting certain unprofitable direct markets. As a percentage of total revenues, our general and administrative expenses increased by 11.8%, from 58.2% in the three months ended September 30, 2024, to 70.0% in the three months ended September 30, 2025, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $0.4 million or 24.3% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. We experienced cost savings through the consolidation of activities between our Israel and United States sites, partially offset by investment in research and development efforts directed at new product initiatives. As a percentage of total revenues, our research and development expenses decreased by 2.0%, from 11.3% in the three months ended September 30, 2024, to 9.3% in the three months ended September 30, 2025.

Foreign Exchange (Gain) Loss

We had $0.04 million of foreign exchange gain in the three months ended September 30, 2025 compared to a foreign exchange loss of $0.06 million in the three months ended September 30, 2024, for a favorable variance of $0.1 million year over year. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses decreased by $0.7 million or 38.9%, from $1.7 million in the three months ended September 30, 2024, compared to $1.0 million for the three months ended September 30, 2025, primarily due to lower debt levels year over year.

Income Tax Expense

We had an income tax expense of $0.5 million in the three months ended September 30, 2025 compared to a $0.03 million income tax benefit in the three months ended September 30, 2024. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2025, we had changes in timing of deductible expenses, tax accrual reversals and recognized tax losses in specific judications, which resulted in $0.5 million of income tax expense.

Comparison of the nine months ended September 30, 2025 and 2024

Revenues

	Nine Months Ended September 30,
	2025		2024		Change
(in thousands, except percentages)	$	% of Total	$	% of Total	$	%
Revenues:
Venus Prime / Subscription—Systems	$10,265	23.8	$10,732	21.9	$(467)	(4.4)
Products—Systems	23,704	55.0	28,020	57.1	(4,316)	(15.4)
Products—Other	7,196	16.7	7,945	16.2	(749)	(9.4)
Services	1,946	4.5	2,371	4.8	(425)	(17.9)
Total	$43,111	100.0	$49,068	100.0	$(5,957)	(12.1)

Total revenue decreased by $6.0 million, or 12.1%, to $43.1 million for the nine months ended September 30, 2025 from $49.1 million for the nine months ended September 30, 2024. The decrease in revenue is primarily attributed to the effects of customer uncertainty about economic stability, tighter third-party lending practices which negatively impacted capital equipment sales and the exiting of unprofitable direct markets. The difficult lending environment particularly impacted revenues on our Venus Hair business. To a lesser extent, the revenue declines were also impacted by supply disruptions caused by the Israel-Iran conflict impacting production at our contract manufacturer’s facility in Israel. This revenue decline is the primary reason driving cash used in operations $9.4 million higher than the same period in 2024.

We sold an aggregate of 630 systems in the nine months ended September 30, 2025 compared to 789 systems in the nine months ended September 30, 2024. The percentage of systems revenue derived from our internal lease programs was approximately 30% and 28% during the nine months ended September 30, 2025 and 2024, respectively. The continuing low percentage is in line with our strategy to prioritize cash deals over internal financing program deals in order to improve cash generation and preserve liquidity. Specific to the U.S. market, systems revenue derived from our internal lease programs was approximately 26% and 30% during the nine months ended September 30, 2025 and 2024, respectively. The Company remains steadfast in ensuring that its in-house financing program accepts only qualified customers with the goal to reduce future credit losses, often at the expense of topline revenue.

Other product revenue was $7.2 million in the nine months ended September 30, 2025 a 9.4% decrease compared to product revenue of $7.9 million in the nine months ended September 30, 2024.

Services revenue was $1.9 million in the nine months ended September 30, 2025, compared to $2.4 million in the nine months ended September 30, 2024. The decrease is primarily due to the overall decline in device sales.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by $0.4 million, or 2.9%, to $16.1 million in the nine months ended September 30, 2025, compared to $15.7 million in the nine months ended September 30, 2024. Gross profit decreased by $6.4 million, or 19.2%, to $27.0 million in the nine months ended September 30, 2025, compared to $33.4 million in the nine months ended September 30, 2024. The decrease in gross profit is primarily attributed to the effects of customer uncertainty about economic stability, tighter third party lending practices which negatively impacted capital equipment sales, and a decrease in revenue in our international markets driven by the exit from unprofitable direct markets. To a lesser extent, gross profit declines were also impacted by supply disruptions caused by the Israel-Iran conflict impacting production at our contract manufacturer’s facility in Israel. Gross margin was 62.6% of revenue in the nine months ended September 30, 2025, compared to 68.1% of revenue in the nine months ended September 30, 2024. The decrease in gross margin is primarily attributable to the supply disruptions noted above resulting in adverse sales mix due to shortages of higher margin devices, the impact of U.S. tariffs on our devices imported into the U.S. market, and higher device system costs of goods sold tracing to manufacturing overheads spread over a lower volume base.

Operating expenses

	Nine Months Ended September 30,
	2025		2024		Change
(in thousands, except percentages)	$	% of Revenues	$	% of Revenues	$	%
Operating expenses:
Selling and marketing	$22,063	51.2	$21,076	43.0	$987	4.7
General and administrative	28,815	66.8	27,640	56.3	1,175	4.3
Research and development	4,190	9.7	5,214	10.6	(1,024)	(19.6)
Total operating expenses	$55,068	127.7	$53,930	109.9	$1,138	2.1

Selling and Marketing

Selling and marketing expenses increased by $1.0 million or 4.7% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase is largely due to higher sales commissions and increased sales and marketing activities in the U.S market, designed to counter increased competitor activity. These expenses were also impacted by higher inflationary pressures associated with salaries and other cost elements. As a percentage of total revenues, our selling and marketing expenses increased by 8.2%, from 43.0% in the nine months ended September 30, 2024 to 51.2% in the nine months ended September 30, 2025. As the business environment improves, we expect sales and marketing expenses to increase in absolute terms, but at a rate slightly below our rate of revenue growth.

General and Administrative

General and administrative expenses increased by $1.2 million or 4.3% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to higher bad debt expense and inflationary pressures associated with salaries and other cost elements, partially offset by savings from exiting certain unprofitable direct markets, lower restructuring costs and proceeds received from previously filed ERC claims. As a percentage of total revenues, our general and administrative expenses increased by 10.5%, from 56.3% in the nine months ended September 30, 2024, to 66.8% in the nine months ended September 30, 2025, primarily due to the decrease in year over year total revenues.

Research and Development

Research and development expenses decreased by $1.0 million or 19.6% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. We experienced cost savings through the consolidation of activities between our Israel and United States sites, partially offset by investment in research and development efforts directed at new product initiatives. As a percentage of total revenues, our research and development expenses decreased by 0.9%, from 10.6% in the nine months ended September 30, 2024, to 9.7% in the nine months ended September 30, 2025.

Foreign Exchange (Gain) Loss

We had $0.7 million of foreign exchange gain in the nine months ended September 30, 2025 compared to a foreign exchange loss of $1.2 million in the nine months ended September 30, 2024, a favorable variance of $1.9 million year over year. Changes in foreign exchange are driven mainly by the effect of foreign exchange on accounts receivable balances denominated in currencies other than the U.S. dollar. We do not currently hedge against foreign currency risk.

Finance Expenses

Finance expenses decreased by $2.0 million or 35.1%, from $5.8 million in the nine months ended September 30, 2024, compared to $3.8 million for the nine months ended September 30, 2025, primarily due to significantly lower debt levels year over year.

Income Tax Expense

We had an income tax expense of $1.1 million in the nine months ended September 30, 2025 compared to a $0.1 million income tax expense in the nine months ended September 30, 2024. The tax provision is driven by profitable sales and the actual effective tax rates where the sale took place or losses were incurred. In 2025, we had changes in timing of deductible expenses, tax accrual reversals and recognized tax losses in specific judications, which resulted in $1.1 million of income tax expense.

Liquidity and Capital Resources

We had $5.9 million and $4.3 million of cash, cash equivalents, and restricted cash as of September 30, 2025, and December 31, 2024, respectively. We have funded our operations with cash generated from operating activities, through the sale of equity securities and through debt financing. We had total debt obligations of approximately $30.1 million as of September 30, 2025, including the MSLP Loan of $2.9 million, convertible notes of $2.1 million, and a note payable (bridge financing) of $25.1 million compared to total debt obligations of approximately $39.7 million as of December 31, 2024. Cash used in operating activities during the nine months ended September 30, 2025 was $16.6 million, representing a $9.4 million increase compared to the nine months ended September 30, 2024. Working capital is primarily impacted by the ratio of our internal lease program sales (Venus Prime sales and legacy subscription-based sales) to traditional cash sales. Our shift to prioritize traditional cash sales over internal lease program sales is designed to improve liquidity and reduce working capital requirements over time. Our expanding product portfolio may require higher inventory levels to meet demand and to accommodate the increased number of technology platforms offered. We had a split of lease program revenue to traditional sales revenue at a ratio of approximately 30:70 in the nine months ended September 30, 2025, compared to 32:68 in the nine months ended September 30, 2024. We expect the ratio of lease program sales to traditional sales for the balance of 2025 and beyond to approximate a 30:70 split. We expect inventory to remain relatively flat in the short term but increase at a lower rate than the rate of revenue growth over the longer term.

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

On September 30, 2025, the Company entered into the September 2025 Exchange Agreement, pursuant to which The Madryn Noteholders agreed to exchange the remaining $11,479 in aggregate principal and interest amount of outstanding secured convertible notes of the Company for 545,335 shares of Series Y Preferred Stock. Following the September 2025 Exchange Agreement there was no principal or interest outstanding on the New Secured Notes.

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

Madryn Loan and Security Agreement

On April 23, 2024, the Company entered into the Loan and Security Agreement, by and among the Bridge Borrower, the 2024 Guarantors, the 2024 Lenders and Madryn Health Partners, LP, as administrative agent. Pursuant to the Loan and Security Agreement, the 2024 Lenders have agreed to provide the Bridge Borrower with Bridge Financing in the form of a term loan in the original principal amount of $2.2 million and one or more delayed draw term loans of up to an additional principal amount of $26.0 million. The transaction is discussed in Note 11 "Madryn Debt and Convertible Notes" in the notes to our condensed consolidated financial statements included elsewhere in this report.

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

Registered Direct Offerings

On February 22, 2024, the Company, entered into the SPA with the 2024 Investors, pursuant to which the Company agreed to issue and sell to the 2024 Investors (i) in a registered direct offering, an aggregate of 74,342 shares of the Company’s common stock, at a price of $16.115 per share and (ii) in a concurrent private placement, warrants to acquire up to an aggregate of 74,342 shares of common stock, at an initial exercise price of $14.74 per share. HCW acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the Offering, (iii) reimbursement of certain expenses and (iv) the February 22 Placement Agent Warrants. The February 22 Placement Agent Warrants are substantially similar to the 2024 Investor Warrants, except that the initial exercise price of February 22 Placement Agent Warrants is $20.1438 per share.

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

On June 6, 2025, the Company, entered into a SPA with certain institutional investors, pursuant to which the Company agreed to issue and sell to the June 6 Investors (i) in a registered direct offering, an aggregate of 434,720  shares of the Company’s common stock, par value $0.0001 per share, at a price of $2.65 per share and (ii) in a concurrent private placement the 2025 Investor Warrant, at an initial exercise price of $2.65 per share. The 2025 Investor Warrants are exercisable upon issuance and will expire on the eighteen-month anniversary of the effective date of the Resale Registration Statement, and in certain circumstances may be exercised on a cashless basis. HCW acted as the Company’s placement agent in connection with Offering. The Company paid HCW consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the June 6 Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the June 6 Offering, (iii) reimbursement of certain expenses and (iv) the June 6 Placement Agent Warrants. The June 6 Placement Agent Warrants are substantially similar to the Investor Warrants except that the initial exercise price of the Placement Agent Warrants is $3.3125 per share.

The offerings transactions are discussed in Note 14 "Stockholders' Equity" in the notes to our condensed consolidated financial statements included elsewhere in this report.

Capital Resources

As of September 30, 2025, we had capital resources consisting of cash, cash equivalents, and restricted cash of $5.9 million. We have financed our operations principally through the issuance and sale of our common stock and preferred stock, debt financing, and payments from customers.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(16,648)	$(7,259)
Cash used in investing activities	(214)	(43)
Cash provided by financing activities	18,522	6,395
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,660	$(907)

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, cash used in operating activities consisted of a net loss of $46.6 million, partially offset by non-cash operating expenses of $26.5 million and a decrease in net operating assets of $3.5 million. The decreased use of cash in net operating assets was primarily attributable to an increase in accrued expenses and other current liabilities of $3.1 million, a decrease in operating right-of-use assets of $0.8 million, an increase in trade payables of $0.7 million and a decrease in inventory of $0.6 million. These were partially offset primarily by a decrease of $1.0 million in accounts receivable, and a decrease in long-term operating lease liabilities $0.6 million. The non-cash operating expenses primarily consisted of depreciation and amortization of $2.9 million, provision for expected credit losses of $2.6 million, a loss on extinguishment of debt of $14.2 million, provision for inventory obsolescence of $1.0 million, and finance expenses and accretion of $4.0 million.

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

Cash Flows from Investing Activities

In the nine months ended September 30, 2025, cash used in investing activities consisted of $0.2 million for the purchase of property and equipment.

In the nine months ended September 30, 2024, cash used in investing activities consisted of $0.04 million for the purchase of property and equipment.

Cash Flows from Financing Activities

In the nine months ended September 30, 2025, cash provided by financing activities consisted of net proceeds from the 2025 Registered Direct Offering of shares and warrants of $3.3 million and net proceeds from the short-term bridge financing by Madryn $15.2 million.

In the nine months ended September 30, 2024, cash provided by financing activities primarily consisted of net proceeds from the 2024 Registered Direct Offering of shares and warrants of $1.0 million, net proceeds from the 2024 Convertible Notes issued to EW of $1.6 million, and proceeds from the short-term bridge financing by Madryn of $3.9 million.

Contractual Obligations and Other Commitments

Our premises and those of our subsidiaries are leased under various operating lease agreements, which expire on various dates.

As of September 30, 2025, we had non-cancellable purchase orders placed with our contract manufacturers in the amount of $12.1 million. In addition, as of September 30, 2025, we had no open purchase orders that can be cancelled with 270 days’ notice.

The following table summarizes our contractual obligations as of September 30, 2025, which represent material expected or contractually committed future obligations.

	Payments Due by Period
	Less than 1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt obligations, including interest	$25,512	$5,885	$—	$—	$31,397
Operating leases	1,250	1,018	198	132	2,598
Purchase commitments	12,116	—	—	—	12,116
Total contractual obligations	$38,878	$6,903	$198	$132	$46,111

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

We record our revenue net of sales tax.

Long-term receivables

Long-term receivables relate to our internal lease programs revenue or contracts which stipulate payment terms which exceed one year. They are comprised of the unpaid principal balance, net of the allowance for expected credit losses. These receivables have been discounted based on the implicit interest rate in the subscription lease which range between 8% and 10% for the nine months ended September 30, 2025 and 8% and 10% for the nine months ended September 30, 2024. Unearned interest revenue represents the interest only portion of the respective lease program payments and will be recognized in income over the respective payment term as it is earned.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2025, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three and nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm because the Company is not an "accelerated filer" or a "large accelerated filer."

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2025, the Company was not a party to any material active or pending legal proceedings.

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

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, these terrorists launched extensive rocket attacks on the Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas. While an initial armistice and hostages/prisoners exchange was agreed to by Israel and Hamas and came into effect on January 19, 2025, the war since resumed until the recently announced ceasefire on October 10, 2025.

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

The intensity, duration and impact of Israel’s conflicts with Hamas and Iran and the corresponding geopolitical instability in the region is difficult to predict, as are the war’s economic implications on the Company’s business and operations.

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

For the nine months ended September 30, 2025 and 2024, approximately 30% and 28% of our total system revenues were derived from our internal lease programs (Venus Prime and our legacy subscription-based model), respectively. Under our internal lease programs, we collect an up-front fee, combined with a monthly payment schedule typically over a period of 36 months, with approximately 40% to 45% of total contract payments collected in the first year. For accounting purposes, these arrangements are considered to be sales-type finance leases, where the present value of all cash flows to be received under the Venus Prime or subscription agreement is recognized as revenue upon shipment of the system to the customer. We cannot provide any assurance that the financial position of customers purchasing products and services under a Venus Prime or subscription agreement will not change adversely before we receive all the monthly installment payments due under the contract. In the event that there is a default by any of the customers to whom we have sold systems under our internal lease programs (Venus Prime or our legacy subscription-based model), we may recognize bad debt expenses in our general and administrative expenses. If the extent of such defaults is material, it could negatively affect our results of operations and operating cash flows.

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

The Company was subject to a “Mandatory Panel Monitor,” as defined in Nasdaq Listing Rule 5815(d)(4)(B), through June 4, 2025. The company maintained compliance throughout the Mandatory Panel Monitor period.

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

The U.S. Federal administration has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. The U.S. Federal administration recently increased tariffs on goods imported from Israel to 15% (reduced from initial increase of 17%). As the majority of our systems are sourced from Israel, our cost of goods will increase and we will experience modest margin erosion. In addition, the Company derives a meaningful percentage of its revenues from outside of the US, and therefore, these developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may have a material adverse effect on the Company's business and operations. In addition, the Company and/or its contract manufacturers, source component parts used in our products from countries affected by higher tariffs. We also routinely ship our products internationally. An increase in tariffs may adversely affect our gross profit margins in the future due to higher costs of production, manufacturing and transportation of our products and/or impact our ability to sell our product in certain affected international markets.

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

The pending sale of the Venus Hair Business has certain risks.

On June 5, 2025, we entered into the Purchase Agreement with Meta Robotics LLC and MHG Co., Ltd. pursuant to which we agreed to sell the Venus Hair Business to Meta Healthcare Group in an all-cash transaction valued at $20 million, subject to a customary working capital adjustment.

Closing of the Transaction is subject to the satisfaction or waiver of numerous closing conditions, including, without limitation: an internal reorganization of the Venus Hair Business within Meta; governmental and regulatory approvals; required consents, including those of certain customers, suppliers and those required pursuant to the Republic of Korea foreign exchange regulation; a financial statement review; and the execution of a License Agreement. There can be no assurance that these conditions will be satisfied in the anticipated timeframe, or at all, or that the transaction will be completed on the terms currently contemplated.

On November 7, 2025, the Company filed a complaint with the Chancery Court of the State of Delaware, seeking its assistance to close the Transaction. We cannot predict with any certainty the outcome of this litigation, and the lawsuit, if resolved adversely to us, could have a material adverse effect on our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as otherwise disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on October 2, 2025, there were no unregistered securities issued and sold during the three months ended September 30, 2025.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Robotics, Inc.	8-K	10-17-17	3.1

3.2	Certificate of Amendment of Certificate of Incorporation of Restoration Robotics, Inc.	8-K	11-7-19	3.1

3.3	Certificate of Amendment of Certificate of Incorporation of Venus Concept Inc.	8-K	5-11-23	3.1

3.4	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock.	8-K	6-26-23	3.1

3.5	Certificate of Designations of Series X Convertible Preferred Stock.	8-K	10-5-23	3.1

3.6	Certificate of Designations of Series Y Convertible Preferred Stock	8-K	5-28-24	3.1

3.7	Second Amended and Restated Bylaws of Venus Concept Inc.	8-K	11-7-19	3.2

3.8	Amendment to Certificate of Designations of Series Y Convertible Preferred Stock	8-K	9-27-24	3.1

3.9	Certificate of Amendment of Series Y Convertible Preferred Stock	8-K	4-2-25	3.1

3.10	Certificate of Amendment of Voting Convertible Preferred Stock	8-K	4-2-25	3.2

3.11	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock	8-K	5-2-25	3.1

3.12	Certificate of Amendment to Certificate of Designations of Senior Convertible Preferred Stock, dated April 30, 2025.	8-K	5-2-25	3.1

3.13	Certificate of Amendment of Series Y Convertible Preferred Stock, dated June 30, 2025	8-K	7-1-25	3.1

3.14	Certificate of Amendment to Certificate of Designations of Series Y Convertible Preferred Stock dated August 6, 2025	8-K	8-6-25	3.1

3.15	Certificate of Amendment of Series Y Convertible Preferred Stock, dated September 30, 2025	8-K	10-2-25	3.1

4.1	Form of Investor Warrant	8-K	2-27-24	4.1

4.2	Form of Placement Agent Warrant	8-K	2-27-24	4.2

4.3	Form of Placement Agent Warrant	8-K	4-11-25	4.1

4.4	Form of Placement Agent Warrant	8-K	4-14-25	4.1

4.5	Form of Placement Investor Warrant	8-K	6-9-25	4.1

4.6	Form of Placement Agent Warrant	8-K	6-9-25	4.2

10.1	Exchange Agreement, dated June 30, 2025, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-1-25	10.1

10.2	Secured Subordinated Convertible Note, dated June 30, 2025, issued by Venus Concept Inc. in favor of Madryn Health Partners, LP	8-K	7-1-25	10.2

10.3	Secured Subordinated Convertible Note, dated June 30, 2025, issued by Venus Concept Inc. in favor of Madryn Health Partners (Cayman Master), LP	8-K	7-1-25	10.3

10.4	Third Amended and Restated Registration Rights Agreement, dated June 30, 2025, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-1-25	10.4

10.5	Consent Agreement, dated June 30, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-1-25	10.5

10.6	Sixteenth Amendment to Bridge Loan Agreement, dated June 30, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-1-25	10.6

10.7	Consent Agreement, dated June 30, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	7-1-25	10.7

10.8	Consent Agreement, dated July 31, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-6-25	10.1

10.9	Seventeenth Amendment to Bridge Loan Agreement, dated July 31, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-6-25	10.2

10.10	Consent Agreement, dated July 31, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-6-25	10.3

10.11	Eighteenth Amendment to Bridge Loan Agreement, dated August 6, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K/A	8-12-25	10.4

10.12	Consent Agreement, dated August 6, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-6-25	10.5

10.13	Consent Agreement, dated August 6, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	8-6-25	10.6

10.14	Consent Agreement, dated August 31, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-3-25	10.1

10.15	Nineteenth Amendment to Bridge Loan Agreement, dated August 31, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-3-25	10.2

10.16	Consent Agreement, dated August 31, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	9-3-25	10.3

10.17	Form of Transaction Completion Bonus Award Letter	8-K	9-22-25	10.1

10.18	Exchange Agreement, dated September 30, 2025, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	10-2-25	10.1

10.19	Fourth Amended and Restated Registration Rights Agreement, dated September 30, 2025, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	10-2-25	10.2

10.20	Consent Agreement, dated September 30, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	10-2-25	10.3

10.21	Twentieth Bridge Loan Amendment Agreement dated September 30, 2025, by and among Venus Concept Inc., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	10-2-25	10.4

10.22	Consent Agreement, dated October 31, 2025, by and among Venus Concept Inc., Venus Concept Canada Corp., Venus Concept USA Inc., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	10-31-25	10.1

10.23	Twenty First Amendment to Bridge Loan Agreement, dated October 31, 2025, by and among Venus Concept USA, Inc., Venus Concept Inc., Venus Concept Canada Corp., Venus Concept Ltd., Madryn Health Partners, LP and Madryn Health Partners (Cayman Master), LP	8-K	10-31-25	10.2

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

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

Venus Concept Inc.

Date: November 13, 2025	By:	/s/ Rajiv De Silva
Rajiv De Silva
Chief Executive Officer

Date: November 13, 2025	By:	/s/ Domenic Della Penna
Domenic Della Penna
Chief Financial Officer